Form 10-Q
period 2016-09-30
Mammoth Energy Services, Inc.
filed 2016-11-10
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-37917
 Mammoth Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0498321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4727 Gaillardia Parkway, Suite 200 Oklahoma City, Oklahoma	73142
(Address of principal executive offices)	(Zip Code)
(405) 608-6007
(Registrant’s telephone number, including area code)
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2016, there were 37,500,000 shares of our $0.01 par value common stock outstanding.

MAMMOTH ENERGY PARTNERS LP

MAMMOTH ENERGY PARTNERS LP

EXPLANATORY NOTE

The historical financial information contained in this report relates to Mammoth Energy Partners LP, a Delaware limited partnership (the “Partnership”). On October 12, 2016, subsequent to the periods discussed in this report, the Partnership was converted into a Delaware limited liability company named Mammoth Energy Partners LLC (“Mammoth LLC”), and then each member of Mammoth LLC contributed all of its membership interests in Mammoth LLC to Mammoth Energy Services, Inc., a Delaware corporation (“Mammoth Inc.”). Prior to the conversion and the contribution, Mammoth Inc. was a wholly-owned subsidiary of the Partnership. Following the conversion and the contribution, Mammoth LLC (as the converted successor to the Partnership) was a wholly-owned subsidiary of Mammoth Inc.
On October 13, 2016, Mammoth Inc. priced 7,750,000 shares of its common stock in its initial public offering (“IPO”) at a price to the public of $15.00 per share and, on October 14, 2016, Mammoth Inc.’s common stock began trading on The Nasdaq Global Select Market under the symbol “TUSK.” On October 19, 2016, Mammoth Inc. closed its IPO. Unless the context otherwise requires, references in this report to “we,” “our,” “us” or like terms, when used in a historical context (periods prior to October 12, 2016) refer to the Partnership. References in this report to “we,” “our,” “us” or like terms, when used in the present tense or prospectively (periods after October 12, 2016) refer to Mammoth Inc. and its subsidiaries. See Note 14 to the following financial statements for the Partnership for information regarding the closing of the IPO.
The information contained in this report should be read in conjunction with the information contained in Mammoth Inc.’s final prospectus dated October 13, 2016 and filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 on October 17, 2016.

MAMMOTH ENERGY PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$2,821,281	$3,074,072
Accounts receivable, net	17,886,657	17,797,852
Receivables from related parties	25,841,363	25,643,781
Inventories	4,056,726	4,755,661
Prepaid Expenses	1,579,298	4,447,253
Other current assets	2,659,768	422,219
Total current assets	54,845,093	56,140,838

Property, plant and equipment, net	228,383,220	273,026,665
Intangible assets, net - customer relationships	18,041,689	24,309,772
Intangible assets, net - trade names	5,794,807	6,328,057
Goodwill	86,043,148	86,043,148
Other non-current assets	5,528,752	5,137,090
Total assets	$398,636,709	$450,985,570

LIABILITIES AND UNITHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,899,902	$16,046,378
Payables to related parties	8,293,568	6,997,929
Accrued expenses and other current liabilities	6,807,206	7,718,956
Income taxes payable	2,642	26,912
Total current liabilities	32,003,318	30,790,175

Long-term debt	72,000,000	95,000,000
Deferred income taxes	1,535,362	1,460,959
Other liabilities	233,576	571,174
Total liabilities	105,772,256	127,822,308

COMMITMENTS AND CONTINGENCIES (Note 12)

UNITHOLDERS' EQUITY
Unitholders' Equity:
General partner	—	—
Common units, 30,000,000 units issued and outstanding
at September 30, 2016 and December 31, 2015	297,207,828	329,090,230
Accumulated other comprehensive loss	(4,343,375)	(5,926,968)
Total unitholders' equity	292,864,453	323,163,262
Total liabilities and unitholders' equity	$398,636,709	$450,985,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE
Services revenue	$19,077,679	$43,440,144	$65,964,773	$155,112,369
Services revenue - related parties	36,152,253	32,256,679	76,867,123	105,561,842
Product revenue	931,408	710,978	3,087,215	14,084,823
Product revenue - related parties	6,604,879	9,788,692	20,292,899	31,373,247
Total Revenue	62,766,219	86,196,493	166,212,010	306,132,281

COST AND EXPENSES
Services cost of revenue (1)	35,848,314	61,371,896	102,113,121	193,457,544
Services cost of revenue - related parties	652,513	550,668	5,204,231	3,593,599
Product cost of revenue (2)	965,718	3,725,405	4,905,484	22,357,465
Product cost of revenue - related parties	5,267,431	4,712,259	14,783,738	16,814,982
Selling, general and administrative	2,844,802	3,871,104	10,506,095	13,273,994
Selling, general and administrative - related parties	157,007	320,814	546,507	768,505
Depreciation and amortization	17,148,430	17,959,432	52,815,813	53,696,264
Impairment of long-lived assets	—	908,456	1,870,885	5,379,237
Total cost and expenses	62,884,215	93,420,034	192,745,874	309,341,590
Operating loss	(117,996)	(7,223,541)	(26,533,864)	(3,209,309)

OTHER (EXPENSE) INCOME
Interest income	—	281	—	98,523
Interest expense	(932,749)	(1,376,455)	(3,041,954)	(4,182,785)
Other, net	(242,893)	(142,029)	451,795	(2,234,514)
Total other expense	(1,175,642)	(1,518,203)	(2,590,159)	(6,318,776)
Loss before income taxes	(1,293,638)	(8,741,744)	(29,124,023)	(9,528,085)
Provision (benefit) for income taxes	1,055,961	(4,250,643)	2,739,696	(2,677,507)
Net loss	$(2,349,599)	$(4,491,101)	$(31,863,719)	$(6,850,578)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment (3)	(386,265)	(2,595,151)	1,583,593	(4,212,592)
Comprehensive loss	$(2,735,864)	$(7,086,252)	$(30,280,126)	$(11,063,170)

Net loss attributable to limited partners per unit (Note 9)	$(0.08)	$(0.15)	$(1.06)	$(0.23)
Weighted average number of limited partner units outstanding (Note 9)	30,000,000	30,000,000	30,000,000	30,000,000

Pro Forma C Corporation Data:
Historical loss before income taxes	(1,293,638)	(8,741,744)	(29,124,023)	(9,528,085)
Pro forma (benefit) for income taxes	(2,615,440)	(965,017)	(5,902,491)	(4,396,232)
Pro forma net income (loss)	1,321,802	(7,776,727)	(23,221,532)	(5,131,853)
Pro forma income (loss) per common share - basic and diluted	$0.04	$(0.26)	$(0.62)	$(0.17)
Weighted average pro forma shares outstanding - basic and diluted	37,500,000	30,000,000	37,500,000	30,000,000

(1) Exclusive of depreciation and amortization	16,116,375	16,885,339	49,658,528	50,440,011
(2) Exclusive of depreciation and amortization	1,010,398	1,039,115	3,062,275	3,145,771
(3) Net of tax	—	—	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ INTEREST (unaudited)

				Accumulated
				Other
	Common Stock		Common	Comprehensive
	Shares	Amount	Partners	Loss	Total
Balance at January 1, 2015	—	—	$356,322,355	$(1,112,149)	$355,210,206
Net loss	—	—	(27,231,414)	—	(27,231,414)
Capital distributions	—	—	(711)	—	(711)
Other comprehensive loss	—	—	—	(4,814,819)	(4,814,819)
Balance at December 31, 2015	—	—	329,090,230	(5,926,968)	323,163,262
Net loss	—	—	(31,863,719)	—	(31,863,719)
Equity based compensation	—	—	(18,683)	—	(18,683)
Other comprehensive income	—	—	—	1,583,593	1,583,593
Balance at September 30, 2016	—	—	297,207,828	(4,343,375)	292,864,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(31,863,719)	$(6,850,578)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity based compensation	(18,683)	—
Depreciation and amortization	52,815,813	53,696,264
Amortization of coil tubing strings	1,386,856	1,527,148
Amortization of debt origination costs	299,104	299,104
Bad debt expense	1,779,870	925,284
(Gain) loss on disposal of property and equipment	(472,908)	1,132,324
Impairment of long-lived assets	1,870,885	5,379,237
Deferred income taxes	(18,906)	(6,026,372)
Changes in assets and liabilities:
Accounts receivable, net	(1,622,812)	5,732,098
Receivables from related parties	(197,538)	16,910,443
Inventories	(687,921)	(2,104,342)
Prepaid expenses and other assets	(53,517)	6,541,650
Accounts payable	(374,921)	(20,471,581)
Payables to related parties	1,279,925	(164,581)
Accrued expenses and other liabilities	1,492,897	(2,798,543)
Income taxes payable	(4,052)	27,966
Net cash provided by operating activities	25,610,373	53,755,521

Cash flows from investing activities:
Purchases of property and equipment	(3,692,032)	(24,474,906)
Proceeds from disposal of property and equipment	3,399,705	1,140,724
Net cash used in investing activities	(292,327)	(23,334,182)

Cash flows from financing activities:
Borrowings from lines of credit	22,650,000	10,000,000
Repayments of lines of credit	(48,407,804)	(49,905,675)
Capital distributions	—	(711)
Net cash used in financing activities	(25,757,804)	(39,906,386)
Effect of foreign exchange rate on cash	186,967	(174,195)
Net decrease in cash and cash equivalents	(252,791)	(9,659,242)
Cash and cash equivalents at beginning of period	3,074,072	15,674,492
Cash and cash equivalents at end of period	$2,821,281	$6,015,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,832,660	$4,069,792
Cash paid for income taxes	$2,755,562	$3,114,206
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in trade accounts payable	$1,832,892	$689,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which in the opinion of management are necessary for the fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the 2015 annual consolidated financial statements of Mammoth Energy Partners LP (the "Company", "Mammoth" or the "Partnership") in the final prospectus of Mammoth Energy Services, Inc. ("Mammoth Inc.") dated October 13, 2016 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the "Mammoth Inc. Final Prospectus") on October 17, 2016.

Mammoth is a limited partnership formed under the laws of the State of Delaware. Mammoth was originally formed by Wexford Capital LP (“Wexford”) in February 2014 as a holding company under the name Redback Energy Services Inc. and was converted to a Delaware limited partnership in August 2014. On November 24, 2014, Mammoth Energy Holdings, LLC (“Mammoth Holdings,” an entity controlled by Wexford), Gulfport Energy Corporation (“Gulfport”) and Rhino Resource Partners LP (“Rhino”) (collectively known as “Predecessor Interest”) contributed their interest in certain of the entities presented below to Mammoth in exchange for 20 million limited partner units. Mammoth Energy Partners GP, LLC (the “General Partner”) maintains a non-economic general partner interest.

The following companies (“Operating Entities”) are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 15, 2010; Bison Trucking LLC (“Bison Trucking”), formed August 9, 2013; White Wing Tubular Services LLC (“White Wing”), formed July 29, 2014; Barracuda Logistics LLC (“Barracuda”), formed October 24, 2014; Mr. Inspections LLC (“MRI”), formed January 25, 2015; Panther Drilling Systems LLC (“Panther”), formed December 11, 2012; Redback Energy Services, LLC (“Energy Services”), formed October 6, 2011; Redback Coil Tubing, LLC (“Coil Tubing”), formed May 15, 2012; Redback Pump Down Services LLC (“Pump Down”), formed January 16, 2015; Muskie Proppant LLC (“Muskie”), formed September 14, 2011; Stingray Pressure Pumping LLC (“Pressure Pumping”), formed March 20, 2012; Stingray Logistics LLC (“Logistics”), formed November 19, 2012; and Great White Sand Tiger Lodging Ltd. (“Lodging”), formed October 1, 2007, Silverback Energy Services LLC ("Silverback"), formed June 8, 2016; and Mammoth Inc., formed June 3, 2016. Prior to the contribution, Mammoth did not conduct any material business operations other than certain activities related to the preparation of the registration statement for a proposed initial public offering (“IPO”).

The contribution on November 24, 2014 of all Operating Entities, except Pressure Pumping, Logistics and entities created after contribution, was treated as a combination of entities under common control. On November 24, 2014, Mammoth also acquired Pressure Pumping and Logistics (collectively, the “Stingray Entities”) in exchange for 10 million limited partner units.

On October 12, 2016, subsequent to the periods discussed in this report, the Partnership was converted into a Delaware limited liability company named Mammoth Energy Partners LLC (“Mammoth LLC”), and then Mammoth Holdings, Gulfport and Rhino, as all the members of Mammoth LLC, contributed their member interests in Mammoth LLC to Mammoth Inc. Prior to the conversion and the contribution, Mammoth Inc. was a wholly-owned subsidiary of the Partnership. Following the conversion and the contribution, Mammoth LLC (as the converted successor to the Partnership) was a wholly-owned subsidiary of Mammoth Inc. On October 19, 2016, Mammoth Inc. closed its initial public offering (“IPO”) of 7,750,000 shares of common stock, which included an aggregate of 250,000 shares that were offered by Mammoth Holdings, Gulfport and Rhino, at a price to the public of $15.00 per share.

The historical financial information contained in this report relates to periods that ended prior to the completion of the conversion and contribution and the closing of the IPO of Mammoth Inc. Consequently, the unaudited consolidated financial statements and related discussion of financial condition and results of operations contained in this report pertain to the Partnership. The stand-alone financial statement of Mammoth Inc. is filed as part of this report as Exhibit 99.1.

Management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The information contained in this report should be read in conjunction with the information contained in the Mammoth Inc. Final Prospectus.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2016 and December 31, 2015, Mammoth Holdings, Gulfport and Rhino owned 68.7%, 30.5% and 0.8%, respectively, of the limited partner interest in the Partnership. Immediately upon completion of the IPO, Mammoth Holdings, Gulfport and Rhino owned 54.5%, 24.2%, and 0.6%, respectively, of the outstanding common stock of Mammoth Inc.
Operations
The Partnership’s completion and production services includes coil tubing units used to enhance the flow of oil or natural gas, equipment and personnel used in connection with the completion and early production of oil and natural gas wells, and the sale, distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Partnership provides contract land and directional drilling services and completion and production services for oil and natural gas exploration and production. The Partnership’s contract land and directional drilling services provides drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Partnership also provides remote accommodation and related services for people working in the oil sands located in Northern Alberta, Canada.
The acquisition of the Stingray Entities added to the Partnership's completion and production portfolio. Specifically, by adding hydraulic fracturing and proppant hauling logistics services, the Partnership has developed a diverse offering of operations that can participate in nearly all phases of the oilfield services industry.
All of the Partnership’s operations are in North America. The Partnership operates in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Partnership’s business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in the commodity prices for oil and natural gas could have a material effect on the Partnership’s results of operations and financial condition.

2.	Summary of Significant Accounting Policies
(a) Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with GAAP. All material intercompany accounts and transactions between the entities within the Partnership have been eliminated.

(b) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the allowance for doubtful accounts, reserves for self-insurance, depreciation and amortization of property and equipment, amortization of intangible assets, and future cash flows and fair values used to assess recoverability and impairment of long-lived assets, including goodwill.

(c) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Partnership maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Lodging in a Canadian financial institution. Cash balances from time to time may exceed the insured amounts; however the Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

(d) Accounts Receivable
Accounts receivable include amounts due from customers for services performed and are recorded as the work progresses. The Partnership grants credit to customers in the ordinary course of business and generally does not require collateral. Most areas in which the Partnership operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid.

The Partnership regularly reviews receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Partnership makes judgments regarding its customers’ ability

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to make required payments, economic events, and other factors. As the financial conditions of customers change, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Partnership was to determine that a customer may not be able to make required payments, the Partnership would increase the allowance through a charge to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once final determination is made of their uncollectability.

Following is a roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2016 and year ended December 31, 2015:

Balance, January 1, 2015	$589,502
Additions charged to expense	3,682,218
Deductions for uncollectible receivables written off	(324,288)
Balance, December 31, 2015	3,947,432
Additions charged to expense	1,779,870
Deductions for uncollectible receivables written off	(305,035)
Balance, September 30, 2016	$5,422,267
As discussed in Note 1, prolonged declines in pricing can impact the overall health of the oil and natural gas industry. The nine months ended September 30, 2016 contained such pricing conditions which may lead to enhanced risk of uncollectiblity on certain receivables. As such, the Partnership has made specific reserves consistent with Partnership policy which resulted in additions to allowance for doubtful accounts. The Partnership will continue to pursue collection until such time as final determination is made consistent with Partnership policy.
(e) Inventory
Inventory consists of raw sand and processed sand available for sale, chemicals and other products sold as a bi-product of completion and production operations, and supplies used in performing services. Inventory is stated at the lower of cost or market (net realizable value) on a first-in, first-out basis. The Partnership assesses the valuation of its inventories based upon specific usage and future utility.

Inventory also consists of coil tubing strings of various widths, diameters and lengths that are used in providing specialized services to customers who are primarily operators of oil or gas wells. The strings are used at various rates based on factors such as well conditions (i.e. pressure and friction), vertical and horizontal length of the well, running speed of the string in the well, and total running feet accumulated to the string. The Partnership obtains usage information from data acquisition software and other established assessment methods and attempts to amortize the strings over their estimated useful life. In no event will a string be amortized over a period longer than 12 months. Amortization of coil strings is included in services cost of revenue in the Condensed Consolidated Statements of Comprehensive Loss and totaled $1,386,856 and $1,527,148 for the nine months ended September 30, 2016 and 2015, respectively.

(f) Prepaid Expenses
Prepaid expenses primarily consist of insurance costs. Insurance costs are expensed over the periods that these costs benefit.

(g) Other Current Assets
Other current assets primarily consist of deferred IPO costs that will be applied against IPO proceeds as discussed in the Mammoth Inc. Final Prospectus.

(h) Property and Equipment
Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs that do not increase the capacity, improve the efficiency or safety, or improve or extend the useful life are charged to operations as incurred. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is recorded in operations. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life, or the remaining lease term, as applicable. Depreciation does not begin until property and equipment is placed in service. Once placed in service, depreciation on property and equipment continues while being repaired, refurbished, or between periods of deployment.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i) Long-Lived Assets
The Partnership reviews long-lived assets for recoverability in accordance with the provisions of FASB Accounting Standard Codification (“ASC”) Topic 360, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2016 and 2015, the Partnership recognized an impairment loss of $1,870,885 and $3,217,589, respectively, on various fixed assets included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2015, the Partnership recognized an impairment loss of $1,904,982 on a terminated long term contractual agreement.

(j) Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The impairment test is a two-step process. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities as if the reporting unit had been acquired in a business combination. The fair value of the reporting unit is determined using the discounted cash flow approach, excluding interest. The impairment for goodwill is measured as the excess of its carrying value over its implied value. Goodwill was tested for impairment as of December 31, 2015. For the nine months ended September 30, 2016 and 2015, no impairment losses were recognized. During year ended December 31, 2015, the Partnership recognized impairments of $88,247.

(k) Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. During the nine months ended September 30, 2015, the Partnership terminated one customer relationship and impaired the remaining unamortized value of the intangible. The impairment loss recognized was $256,666.

(l) Fair Value of Financial Instruments
The Partnership’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables, amounts receivable or payable to related parties, and long-term debt. The carrying amount of cash and cash equivalents, trade receivables, receivables from related parties and trade payables approximates fair value because of the short-term nature of the instruments. The fair value of long-term debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

(m) Revenue Recognition
The Partnership generates revenue from multiple sources within its operating segments. In all cases, revenue is recognized when services are performed, collection of the receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed and determinable. Services are sold without warranty or right of return. Taxes assessed on revenue transactions are presented on a net basis and are not included in revenue.

Completion and production services are typically provided based upon a purchase order, contract, or on a spot market basis. Services are provided on a day rate, contracted, or hourly basis, and revenue is recognized as the work progresses. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Revenue is recognized upon the completion of each day’s work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location, and personnel. Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. The labor charges and the use of consumable supplies are reflected on the completed field tickets.

Natural sand proppant services revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin or at the destination terminal. At that point, delivery has occurred, evidence of a contractual arrangement exists, the price is fixed and determinable, and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue related to contractual short falls is recognized at the end of the measurement period.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract drilling services are provided under daywork or footage contracts, and revenue is recognized as the work progresses based on the days completed or the feet drilled, as applicable. Mobilization revenue and costs for daywork and footage contracts are recognized over the days of actual drilling.

Directional drilling services are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Proceeds from customers for the cost of oilfield downhole rental equipment that is involuntarily damaged or lost in-hole are reflected as revenues.

Revenue from remote accommodation services is recognized when rooms are occupied and services have been rendered. Advanced deposits on rooms and special events are deferred until services are provided to the customer.

The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”). The Partnership had $3,969,219 and $3,414,853 of unbilled revenue included in accounts receivable, net in the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively. The Partnership had $11,723,946 and $7,459,988 of unbilled revenue included in receivables from related parties in the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively.

(n) Earnings per Unit
Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net loss by the weighted average number of outstanding common units. See Note 9.

(o) Equity-based Compensation
The Partnership records equity-based payments at fair value on the date of grant, and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 10.

(p) Income Taxes
Mammoth and each of the Operating Entities other than Lodging is treated as a partnership for federal income tax purposes. As a result, essentially all taxable earnings and losses were passed through to its members, and Mammoth did not pay any federal income taxes at the entity level. Mammoth is composed of several single member limited liability companies. These LLCs are subject to taxation in Texas where the Partnership does business; therefore, the Partnership may provide for income taxes attributable to that state on a current basis.

Lodging is subject to corporate income taxes, and such taxes are provided in the financial statements pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740, Income Taxes. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities as a result of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
The Partnership evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. During the nine months ended September 30, 2016 and 2015, no uncertain tax positions existed. Penalties and interest, if any, are recognized in general and administrative expense. The Partnership’s 2015, 2014, 2013 and 2012 income tax returns remain open to examination by the applicable taxing authorities.

On October 12, 2016, immediately prior to the IPO of Mammoth Inc., the Partnership converted into a limited liability company named Mammoth Energy Partners LLC (“Mammoth LLC”) and all equity interests in Mammoth LLC were contributed to Mammoth Inc. and Mammoth LLC became a wholly owned subsidiary of Mammoth Inc. Mammoth Inc. is a C corporation under the Internal Revenue Code and is subject to income tax. Accordingly, for comparative purposes, the Partnership has included a pro forma provision (benefit) for income taxes assuming it had been taxed as a C corporation in all periods prior to the conversion and contribution. The unaudited pro forma data are presented for informational purposes only, and do not purport to project our results of operations for any future period or its financial position as of any future date.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(q) Foreign Currency Translation
For foreign operations, assets and liabilities are translated at the period-end exchange rate, and income statement items are translated at the average exchange rate for the period. Resulting translation adjustments are recorded within accumulated other comprehensive loss. Assets and liabilities denominated in foreign currencies, if any, are re-measured at the balance sheet date. Resulting transaction gains or losses are included as a component of current period earnings.

(r) Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

(s) Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. The Partnership’s accounts receivable have a concentration in the oil and gas industry and the customer base consists primarily of independent oil and natural gas producers. At September 30, 2016, one third-party customer accounted for 12% of the Partnership’s trade accounts receivable and receivables from related parties balance combined. At September 30, 2016, related party customers accounted for 59% of the Partnership’s trade accounts receivable and receivables from related parties balance combined. At December 31, 2015, one related party customer accounted for 56% of the Partnership’s trade accounts receivable and receivables from related parties balance combined. During the nine months ended September 30, 2016 and 2015, one related party customer accounted for 56% and 44%, respectively, of the Partnership’s total revenue. One third-party customer accounted for greater than 10% of the Partnership’s total revenue for nine months ended September 30, 2016 and 2015, at 12% and 14%, respectively.

(t) Pro Forma Financial Information
The unaudited pro forma financial data presents the impact of the conversion of the Partnership into a limited liability company treated as a C corporation and the contribution of that entity to Mammoth Inc. in connection with the IPO of Mammoth Inc. as described in paragraph (o) of this Note 1. The unaudited pro forma condensed consolidated financial data have been prepared as if the conversion and contribution occurred as a beginning balance adjustment of the respective period under review. The unaudited pro forma data have been prepared based on the assumption that the Partnership will be treated as a C corporation for U.S. federal and state income tax purposes. The unaudited pro forma data have also been prepared based on certain pro forma adjustments to the income tax provision.

The pro forma adjustments are based upon currently available information and certain assumptions and estimates; therefore, the actual effects of the conversion and contribution will differ from the pro forma adjustments. However, the Partnership’s management considers the applied estimates and assumptions to provide a reasonable basis for the presentation of the significant effects of certain transactions that are expected to have a continuing impact on the Partnership. In addition, the Partnership’s management considers the pro forma adjustments to be factually supportable and to appropriately represent the expected impact of items that are directly attributable to the treatment of the Partnership as a C corporation.

(u) Earnings per Share
As part of the unaudited pro forma financial data, one effect of the conversion and contribution is that Earnings per Unit will be replaced by Earnings per Share. The aggregate quantity of equity instruments will be the same from units to shares. Earnings per share applicable to shareholders is computed by dividing shareholders’ interest in net loss by the weighted average number of outstanding common shares.

(v) New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, "Income Taxes," which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on the Partnership’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value. ASU 2015-11 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted. We do not expect the adoption of this guidance to have a material effect on the Partnership’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes existing revenue recognition requirements in GAAP and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, it requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The ASU was effective for annual and interim reporting periods beginning after December 15, 2016, using either a full or a modified retrospective application approach; however, in July 2015 the FASB decided to defer the effective date by one year (until 2018) by issuing ASU No. 2015-14, "Revenue From Contracts with Customers: Deferral of the Effective Date." The Partnership is in the process of evaluating the impact on the Partnership’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No, 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Partnership is currently evaluating the effect the new guidance will have on the Partnership’s condensed consolidated financial statements and results of operations.

3.	Inventory
A summary of the Partnership’s inventory is shown below:

	September 30,	December 31,
	2016	2015
Supplies	$3,722,308	$4,421,244
Raw materials	75,971	47,701
Work in process	205,450	233,719
Finished goods	52,997	52,997
Total inventory	$4,056,726	$4,755,661

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment
Property, plant and equipment include the following:

		September 30,	December 31,
	Useful Life	2016	2015
Land		$2,010,555	$2,010,555
Land improvements	15 years or life of lease	3,640,976	3,734,178
Buildings	15-20 years	42,833,301	41,218,431
Drilling rigs and related equipment	3-15 years	138,860,809	139,619,078
Pressure pumping equipment	3-5 years	96,500,592	93,956,896
Coil tubing equipment	4-10 years	28,019,217	30,190,216
Other machinery and equipment	7-20 years	35,714,982	37,829,135
Vehicles, trucks and trailers	5-10 years	29,467,399	29,542,164
Other property and equipment	3-12 years	11,952,677	11,169,306
		389,000,508	389,269,959
Deposits on equipment and equipment in process of assembly		727,197	2,072,278
		389,727,705	391,342,237
Less: accumulated depreciation		161,344,485	118,315,572
Property, plant and equipment, net		$228,383,220	$273,026,665

Depreciation expense was $46,014,480 and $46,859,648 for the nine months ended September 30, 2016 and 2015, respectively.
Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

5.	Goodwill and Intangible Assets
The Partnership had the following definite lived intangible assets recorded:

	September 30,	December 31,
	2016	2015
Customer relationships	$33,605,000	$33,605,000
Trade names	7,110,000	7,110,000
Less: accumulated amortization - customer relationships	15,563,311	9,295,228
Less: accumulated amortization - trade names	1,315,193	781,943
Intangible assets, net	$23,836,496	$30,637,829
Amortization expense for intangible assets was $6,801,333 and $6,836,616 for the nine months ended September 30, 2016 and 2015, respectively. The original life of customer relationships range from 4 to 10 years with a remaining average useful life of 3.60 years. Trade names are amortized over a 10 year useful life and as of September 30, 2016 the remaining useful life was 8.15 years.
Aggregated expected amortization expense for the future periods is expected to be as follows:

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31:	Amount
Remainder of 2016	$2,269,670
2017	9,071,004
2018	8,224,005
2019	738,504
2020	738,504
Thereafter	2,794,809
$23,836,496

Goodwill was $86,043,148 at September 30, 2016 and December 31, 2015.

6.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following:

	September 30,	December 31,
	2016	2015
Accrued compensation, benefits and related taxes	$2,659,986	$1,349,493
Financed insurance premiums	750,487	3,194,564
State & local taxes payable	898,305	504,658
Accrued workers’ compensation and auto claims	998,542	739,775
Other	1,499,886	1,930,466
Total	$6,807,206	$7,718,956

Financed insurance premiums are due in monthly installments, bear interest at rates ranging from 1.79% to 5.00%, are unsecured, and mature within the twelve month period following the close of the year.

7.	Debt
Mammoth Credit Facility
On November 25, 2014, Mammoth entered into a revolving credit and security agreement with a bank that provides for maximum borrowings of $170 million. The facility, as amended in connection with the IPO, matures on November 25, 2019. Borrowings under this facility are secured by the assets of Mammoth, inclusive of the subsidiary companies. The maximum availability of the facility is subject to a borrowing base calculation prepared monthly. Concurrent with the execution of the facility, the initial advance was used to repay all the debt of the Partnership then outstanding. Interest is payable monthly at a base rate set by the institution’s commercial lending group plus an applicable margin. Additionally, at the Partnership’s request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches at set increments of $500,000. The LIBOR rate option allows the Partnership to select interest periods from one, two, three or six months. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. The deferred loan costs associated with this facility are classified in Other non-current assets.
At September 30, 2016, $72.0 million was outstanding under the facility, all of which was in a one month LIBOR rate option tranche with an interest rate of 3.28%. As of September 30, 2016, Mammoth had availability of $68.8 million.
At December 31, 2015, $95.0 million of the outstanding balance of the facility was in a one month LIBOR rate option tranche with an interest rate of 3.04%. As of December 31, 2015, Mammoth had availability of $44.6 million.
The Mammoth facility also contains various customary affirmative and restrictive covenants. Among the various covenants are specifically identified financial covenants placing requirements of a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and minimum availability ($10 million). As of December 31, 2015 and September 30, 2016, the Partnership was in compliance with its covenants under the facility.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes
The components of income tax expense (benefit) attributable to the Partnership for the nine months ended September 30, 2016 and 2015, are as follows:

	Nine Months Ended September 30,
	2016	2015
U.S. current income tax expense (benefit)	$31,352	$27,164
U.S. deferred income tax (benefit) expense	29,110	(5,916,716)
Foreign current income tax expense (benefit)	2,652,847	3,310,118
Foreign deferred income tax (benefit) expense	26,387	(98,073)
Total	$2,739,696	$(2,677,507)

In recording deferred income tax assets, the Partnership considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the Partnership’s ability to generate future taxable income during the periods in which those deferred income tax assets would be deductible. The Partnership considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Partnership determined that no valuation allowance was required at September 30, 2016 and 2015. Foreign tax credits may be applied for up to five years. Tax credits as of September 30, 2016 must be utilized by September 30, 2021.

The Partnership is classified as a partnership for income tax purposes. Accordingly, income taxes on net earnings were payable by members and are not reflected in historical financial statements except for taxes associated with a taxable subsidiary. Pro forma adjustments are reflected to provide for income taxes in accordance with ASC 740. For unaudited pro forma income tax calculations, a statutory Federal tax rate of 35% and actual state “as if” rates were used for the pro forma enacted tax rate. The pro forma tax effects are based upon currently available information and assume the Company had been a taxable entity in the periods presented. Management believes that these assumptions provide a reasonable basis for presenting the pro forma effects. Based on estimates of the temporary differences as of September 30, 2016, upon conversion to a taxable entity, net deferred income tax liabilities of approximately $53.1 million will be recognized with a corresponding charge to earnings. This charge has not been reflected in the pro forma adjustments.

9.	Earnings Per Unit
The net loss per common unit on the Condensed Consolidated Statements of Comprehensive Loss is based on the net loss of the Partnership for the periods presented.
The Partnership’s net loss is allocated wholly to the limited partner units as the General Partner does not have an economic interest.

	Nine Months Ended September 30,
	2016	2015
Net Loss	$(31,863,719)	$(6,850,578)
Net Loss per limited partner unit	$(1.06)	$(0.23)
Weighted-average common units outstanding	30,000,000	30,000,000

Basic net loss per common unit is calculated by dividing net loss by the weighted-average number of common units outstanding during the period.
Pro forma basic and diluted income (loss) per share has been computed by dividing pro forma net income (loss) attributable to the Partnership by the number of shares of common stock determined as if the shares of common stock issued were outstanding for all periods presented. Management believes that these assumptions provide a reasonable basis for presenting the pro forma effects.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Equity Based Compensation
Upon formation of certain Operating Entities (including the acquired Stingray Entities), specified members of management (“Specified Members”) were granted the right to receive distributions from their respective Operating Entity, after the contribution member’s unreturned capital balance was recovered (referred to as “Payout” provision). Additionally, non-employee members were included in the award class (“Non-Employee Members”).

On November 24, 2014, the awards were modified in conjunction with the contribution of the Operating Entities to Mammoth. Awards are not granted in limited or general partner units. Agreements are for interest in the distributable earnings of Mammoth Holdings, Mammoth’s majority limited partner unit holder.

Payout is expected to occur following an initial public offering or sale of an entity, which is considered not probable until the event occurs. Therefore, for the awards that contained the Payout provision, no compensation cost was recognized as the distribution rights do not vest until Payout is reached. For the Specified Member awards, the unrecognized amount, which represents the fair value of the award as of the modification dates or grant date, was $5,618,552. For the Non-Employees Member awards, the unrecognized cost, which represents the fair value of the awards as of September 30, 2016 was $18,903,443.

On the IPO closing date, Mammoth Holdings unreturned capital balance was not fully recovered from its sale of common stock in the IPO. As a result, Payout did not occur and no compensation cost was recorded. Future offerings or sales of common stock to recover outstanding unreturned capital remain not probable.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions
Transactions between the subsidiaries of the Partnership and the following companies are included in Related Party Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); Taylor Frac LLC (“Taylor”); El Toro ("El Toro"); Stingray Cementing, LLC ("Cementing"); Diamondback E&P, LLC ("Diamondback"); Stingray Energy Services, LLC ("SR Energy"); Everest Operations Management, LLC ("Everest"); Elk City Yard, LLC ("Elk City Yard"); Double Barrel Downhole Technologies, LLC ("DBDHT"); Orange Leaf Holdings LLC ("Orange Leaf"); Caliber Investment Group, LLC ("Caliber"); and Dunvegan North Oilfield Services ULC (“Dunvegan”).

		REVENUES		ACCOUNTS RECEIVABLE
		Nine Months Ended September 30,		At September 30,	At December 31,
		2016	2015	2016	2015
Pressure Pumping and Gulfport	(a)	$73,547,397	$98,708,029	$19,184,777	$16,218,713
Muskie and Gulfport	(b)	17,788,581	31,082,026	3,604,188	6,801,548
Panther Drilling and Gulfport	(c)	1,685,872	2,865,267	477,350	973,873
Energy Services and Gulfport	(d)	—	2,060,374	—	547,570
Lodging and Grizzly	(e)	5,412	941,552	4,065	906
Bison Drilling and El Toro	(f)	371,873	521,121	—	—
Muskie and Taylor	(g)	2,504,318	291,221	—	128,834
Panther Drilling and El Toro	(f)	171,619	192,485	—	—
Energy Services and El Toro	(h)	405,048	—	132,422	—
Bison Trucking and El Toro	(f)	130,000	144,905	—	—
Barracuda and Taylor	(i)	188,111	106,417	—	11,818
White Wing and El Toro	(f)	20,431	12,719	—	—
MRI and Cementing	(j)	—	8,973	—	8,973
White Wing and Diamondback	(k)	1,650	—	—	—
Coil Tubing and El Toro	(l)	318,694	—	—	—
Coil Tubing and SR Energy	(m)	9,000	—	9,000	—
Pressure Pumping and SR Energy	(n)	6,960	—	693,824	198,076
Pressure Pumping and Cementing	(o)	5,057	—	404,026	193,064
Other Relationships		—	—	1,331,711	560,406
		$97,160,023	$136,935,089	$25,841,363	$25,643,781

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport, dedicating two spreads and related equipment for the performance of these services.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	Panther Drilling performs drilling services for Gulfport pursuant to a master service agreement.

d.	Energy Services performs completion and production services for Gulfport pursuant to a master service agreement.

e.	Lodging provides remote accommodation and food services to Grizzly, an entity owned approximately 75% by affiliates of Wexford and approximately 25% by Gulfport.

f.	The contract land and directional drilling segment provides services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

g.
Taylor, an entity under common ownership with the Partnership, has purchased natural sand proppant from Muskie. Natural sand proppant is sold to Taylor at a market-based per ton arrangement on an as-needed basis.

h.	Energy Services performs completion and production services for El Toro pursuant to a master service agreement.

i.	Barracuda receives fees from Taylor for the usage of its rail transloading facility.

j.	MRI provides iron inspection services to Cementing.

k.	White Wing provides rental services to Diamondback.

l.	Coil Tubing provides to El Toro services in connection with completion and drilling activities.

m.	Coil Tubing provides rental services to SR Energy.

n.	Pressure Pumping provides services and materials to SR Energy.

o.	Pressure Pumping provides services and materials to Cementing.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		COST OF REVENUE		ACCOUNTS PAYABLE
		Nine Months Ended September 30,		At September 30,	At December 31,
		2016	2015	2016	2015
Pressure Pumping and Taylor	(a)	$4,256,832	$2,659,524	$119,198	$17,552
Muskie and Taylor	(a)	14,783,738	16,814,982	8,065,149	6,505,833
Barracuda and Taylor	(b)	160,320	—	72,236	26,720
Panther and DBDHT	(c)	48,998	—	—	48,998
Bison Trucking and Diamondback	(d)	127,556	122,816	—	12,077
Energy Services and Elk City Yard	(e)	80,100	80,100	—	—
Barracuda and SR Energy	(f)	20,980	—	12,453	—
Stingray Entities and Taylor	(g)	—	—	—	32,261
Stingray Entities and SR Energy	(h)	492,296	665,285	—	12,208
Lodging and Dunvegan	(i)	8,574	65,874	1,310	304,746
Bison Trucking and El Toro	(j)	5,000	—	—	—
Silverback and SR Energy	(k)	3,575	—	—	—
		$19,987,969	$20,408,581	$8,270,346	$6,960,395

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
Consolidated and Everest	(l)	$181,615	$375,961	$14,931	$28,528
Consolidated and Taylor	(m)	108,836	130,488	—	—
Consolidated and Wexford	(n)	183,051	262,056	8,291	9,006
Mammoth and Orange Leaf	(o)	73,005	—	—	—
Pressure Pumping and Caliber	(p)	—	—	—	—
		$546,507	$768,505	$23,222	$37,534
				$8,293,568	$6,997,929

a.
Taylor has historically sold natural sand proppant to Muskie and Pressure Pumping. Natural sand proppant is sold to Muskie at a market-based per ton arrangement on an as-needed basis to supplement sand provided by its facility (when in operation) if any orders placed by its customers are not able to be readily fulfilled, either because of volume or specific grades of sand requested.

b.	From time to time, Barracuda pays for goods and services on behalf of Taylor.

c.	Panther rents rotary steerable equipment in connection with its directional drilling services from DBDHT.

d.	Bison Trucking leases office space from Diamondback in Midland, Texas. The office space is leased through early 2017.

e.	Energy Services leases property from Elk City Yard.

f.	From time to time, Barracuda pays for goods and services on behalf of SR Energy.

g.	The Stingray Entities utilizes Taylor's transload facility.

h.	Pressure Pumping rents equipment from SR Energy.

i.	Dunvegan provides technical and administrative services and pays for goods and services on behalf of the Partnership.

j.	Bison Trucking leases space from El Toro for storage of a rig.

k.	Silverback rents equipment from SR Energy.

l.
Everest has historically provided office space and certain technical, administrative and payroll services to the Partnership and the Partnership has reimbursed Everest in amounts determined by Everest based on estimates of the amount of office space provided and the amount of employees’ time spent performing services for the Partnership.

m.	Taylor provides certain administrative and analytical services to the Partnership.

n.	Wexford provides certain administrative and analytical services to the Partnership and, from time to time, the Partnership pays for goods and services on behalf of Wexford.

o.	Orange Leaf leases office space to Mammoth.

p.	Caliber leases office space to Pressure Pumping.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments and Contingencies
The Partnership leases real estate, rail cars and other equipment under long-term operating leases with varying terms and expiration dates through 2025. Aggregate future minimum lease payments under these non-cancelable operating leases in effect at September 30, 2016 are as follows:

Year ended December 31:	Amount
Remainder of 2016	$912,961
2017	2,771,127
2018	2,085,284
2019	1,664,689
2020	1,392,803
Thereafter	5,380,531
$14,207,395

For the nine months ended September 30, 2016 and 2015, the Partnership recognized rent expense of $3,056,658 and $3,192,755, respectively.
The Partnership entered into a purchase agreement in 2014 with a sand supplier to begin January 1, 2015 and end December 31, 2016. The Partnership is subject to an annual commitment of 200,000 tons of sand. During June 2016, the Partnership paid a deposit of $600,000 to the sand supplier to be netted against future purchases of sand under this contract. As of September 30, 2016, the future commitment for 2016 under this agreement is $2,200,000.
An Operating Entity has entered into oral agreements in which certain employees of the Operating Entity would receive bonuses in the event of a sale or initial public offering. The maximum aggregate amount that would be paid by the Operating Entity under these agreements as of September 30, 2016 is $1,800,000 upon a direct or indirect sale of the Operating Entity or $900,000 upon an initial public offering. The Partnership has entered into an agreement in which a certain executive would receive a one-time cash bonus of $300,000 in the event of an initial public offering and would be entitled to receive annual equity incentive awards equal to a value of 100% of the executive's annual base salary, vesting over a four-year period. Based on this executive's base salary at the time of the agreement, the aggregate value of the cash bonus and the initial equity award that would be payable to this executive in connection with an initial public offering would be $525,000. Upon completion of an initial public offering, another executive will receive an award of 250,000 restricted stock units that will vest in three substantially equal annual installments beginning on the first anniversary of the grant.
The Partnership has various letters of credit totaling $1,630,560 to secure rail car lease payments. These letters of credit were issued under the Partnership's revolving credit agreement and are collateralized by substantially all of the assets of the Partnership.
The Partnership partially insures some workers’ compensation and auto claims, which includes medical expenses, lost time and temporary or permanent disability benefits. As of September 30, 2016 and December 31, 2015, the policy requires a $100,000 deductible per occurrence. The Partnership establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of September 30, 2016 and December 31, 2015, the policies contained an aggregate stop loss of $1,900,000. As of September 30, 2016 and December 31, 2015, accrued claims were $998,542 and $739,775, respectively. These estimates may change in the near term as actual claims continue to develop. In connection with the insurance programs, letters of credit of $1,176,000 as of September 30, 2016 and December 31, 2015, have been issued supporting the retained risk exposure.  As of both September 30, 2016 and December 31, 2015, these letters of credit were collateralized by substantially all of the assets of the Partnership.
The Partnership is routinely involved in state and local tax audits. During the year ended December 31, 2015, the State of Ohio assessed taxes on the purchase of equipment the Partnership believes is exempt under state law. The Partnership has appealed the assessment and has a hearing scheduled for November 30, 2016. While we are not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on the financial position or results of operations of the Partnership.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2015, a punitive class and collective action lawsuit alleging that Pressure Pumping failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Ohio law was filed titled William Crigler, et al v. Stingray Pressure Pumping, LLC in the U.S. District Court Southern District of Ohio Eastern Division. The Partnership submitted a settlement offer to the to the Plaintiff that was accepted and is expected to be payable in 2017. This settlement will not have a material impact on the Partnership’s financial position, results of operations or cash flows.
On October 12, 2015, a putative class and collective action lawsuit alleging that Energy Services failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Oklahoma law was filed titled William Reynolds, individually and on behalf of all others similarly situated v. Redback Energy Services LLC in the U.S. District Court for the Western District of Oklahoma.  The Partnership is evaluating the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Partnership’s financial position, results of operations or cash flows.
On December 2, 2015, a putative class and collective action lawsuit alleging that Bison Drilling failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Texas law was filed titled John Talamentez, individually and on behalf of all others similarly situated v. Bison Drilling and Field Services, LLC in the U.S. District Court Western District of Texas Midland/Odessa Division.  The Partnership is evaluating the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Partnership’s financial position, results of operations or cash flows.
On December 16, 2015, a lawsuit alleging wrongful death was filed titled Cecilia R.G. Uballe and Sabrina Barber, beneficiaries of Esecial D. Uballe, Deceased v. Bison Trucking LLC in the U.S. District Court of Midland Texas. The Partnership is evaluating the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.
On February 12, 2016, a putative lawsuit alleging that Energy Services failed to pay a class of workers in compliance with the Fair Labor Standards Act was filed titled Brian Coniser vs. Redback Energy Services LLC in the U.S. District Court Southern District of Ohio. The Partnership is evaluating the background facts at this time and are not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.
On August 1, 2016, a putative class and collective action lawsuit alleging that Energy Services failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Texas law was filed titled Michael Caffey, individually and on behalf of all others similarly situated v. Redback Energy Services LLC in the U.S. District Court for the Western District of Texas. The Partnership is evaluating the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Partnership’s financial position, results of operations or cash flows.
On September 27, 2016, a putative lawsuit alleging that Energy Services failed to pay a class of workers in compliance with the Fair Labor Standards Act was filed titled Michael Drake vs. Redback Energy Services LLC, et al in the U.S. District Court Western District of Texas. The Partnership is evaluating the background facts at this time and are not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.
The Partnership is involved in various other legal proceedings in the ordinary course of business. Although we cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Operating Segments
The Partnership is organized into four reportable segments based on the nature of services provided and the basis in which management makes business and operating decisions. The Partnership principally provides oilfield services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and nature gas producers. The Partnership’s four segments consist of contract land and directional drilling services, completion and production services, completion and production - natural sand proppant and remote accommodation services.
The following table sets forth certain financial information with respect to the Partnership’s reportable segments:

		Completion and Production
Nine Months Ended September 30, 2016	Contract Land and Directional Drilling Services	Completion and Production Services	Natural Sand Proppant	Remote Accommodation Services	Total
Revenue from external customers...	$17,946,458	$24,765,223	$3,087,214	$23,253,092	$69,051,987
Revenue from related parties..........	$2,381,446	$74,480,265	$20,292,900	$5,412	$97,160,023
Cost of revenue..............................	$22,010,295	$75,313,984	$19,689,222	$9,993,073	$127,006,574
Selling, general and administrative expenses...............................................	$3,353,243	$4,494,542	$1,563,293	$1,641,524	$11,052,602
Earnings before interest, other expense (income), impairment, taxes and depreciation and amortization............	$(5,035,634)	$19,436,962	$2,127,599	$11,623,907	$28,152,834
Other expense (income) .......................	$179,639	$(646,899)	$2,521	$12,944	$(451,795)
Interest expense..............................	$2,272,913	$681,365	$28,908	$58,768	$3,041,954
Depreciation and amortization.......	$16,243,626	$31,868,016	$3,067,195	$1,636,976	$52,815,813
Impairment of long-lived assets.....	$347,547	$1,523,338	$—	$—	$1,870,885
Income tax provision.....................	$—	$2,835	$3,716	$2,733,145	$2,739,696
Net (loss) income..........................	$(24,079,359)	$(13,991,693)	$(974,741)	$7,182,074	$(31,863,719)
Total expenditures for property, plant and equipment.................	$1,492,476	$1,667,466	$106,252	$425,838	$3,692,032
Three Months Ended September 30, 2016
Revenue from external customers...	$8,230,625	$2,247,499	$931,407	$8,599,555	$20,009,086
Revenue from related parties..........	$464,850	$35,682,563	$6,604,880	$4,840	$42,757,133
Cost of revenue..............................	$9,042,242	$23,914,175	$6,233,149	$3,544,410	$42,733,976
Selling, general and administrative expenses...............................................	$786,008	$1,415,522	$222,707	$577,572	$3,001,809
Earnings before interest, other expense (income), impairment, taxes and depreciation and amortization............	$(1,132,775)	$12,600,365	$1,080,431	$4,482,413	$17,030,434
Other expense (income) .......................	$237,211	$2,421	$(1,500)	$4,761	$242,893
Interest expense..............................	$718,706	$163,506	$16,979	$33,558	$932,749
Depreciation and amortization.......	$5,297,694	$10,284,307	$1,011,648	$554,781	$17,148,430
Income tax provision.....................	$—	$5,929	$3,716	$1,046,316	$1,055,961
Net (loss) income..........................	$(7,386,386)	$2,144,202	$49,588	$2,842,997	$(2,349,599)
Total expenditures for property, plant and equipment.................	$1,069,381	$492,095	$—	$12,706	$1,574,182
At September 30, 2016
Goodwill.......................................	$—	$86,043,148	$—	$—	$86,043,148
Intangible assets, net.....................	$—	$23,836,496	$—	$—	$23,836,496
Total Assets...................................	$103,882,141	$237,288,970	$24,568,736	$32,896,862	$398,636,709

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Completion and Production
Nine Months Ended September 30, 2015	Contract Land and Directional Drilling Services	Completion and Production Services	Natural Sand Proppant	Remote Accommodation Services	Total
Revenue from external customers...	$59,405,209	$68,684,437	$14,084,823	$27,022,723	$169,197,192
Revenue from related parties..........	$3,736,497	$100,883,793	$31,373,247	$941,552	$136,935,089
Cost of revenue..............................	$48,349,736	$137,002,027	$39,172,447	$11,699,380	$236,223,590
Selling, general and administrative expenses...............................................	$4,806,351	$5,390,546	$1,982,581	$1,863,021	$14,042,499
Earnings before interest, other expense, impairment, taxes and depreciation and amortization.......	$9,985,619	$27,175,657	$4,303,042	$14,401,874	$55,866,192
Other expense................................	$1,180,881	$372,227	$136,353	$545,053	$2,234,514
Interest expense..............................	$2,217,494	$1,853,385	$50,887	$61,019	$4,182,785
Interest income..............................	$—	$—	$(98,055)	$(468)	$(98,523)
Depreciation and amortization.......	$18,520,703	$30,401,488	$3,151,619	$1,622,454	$53,696,264
Impairment of long-lived assets.....	$2,565,800	$908,456	$1,904,981	$—	$5,379,237
Income tax provision.....................	$(184,523)	$—	$—	$(2,492,984)	$(2,677,507)
Net (loss) income..........................	$(14,314,736)	$(6,359,899)	$(842,743)	$14,666,800	$(6,850,578)
Total expenditures for property, plant and equipment.................	$11,771,273	$10,149,859	$171,202	$2,382,572	$24,474,906
Three Months Ended September 30, 2015
Revenue from external customers...	$17,221,443	$17,113,530	$710,978	$9,105,171	$44,151,122
Revenue from related parties..........	$1,300,158	$30,953,556	$9,788,692	$2,965	$42,045,371
Cost of revenue..............................	$14,982,203	$43,160,496	$8,437,663	$3,779,866	$70,360,228
Selling, general and administrative expenses...............................................	$1,334,542	$1,615,725	$455,535	$786,116	$4,191,918
Earnings before interest, other expense, impairment, taxes and depreciation and amortization.......	$2,204,856	$3,290,865	$1,606,472	$4,542,154	$11,644,347
Other expense................................	$1,424	$101,082	$(19,784)	$59,307	$142,029
Interest expense..............................	$874,936	$500,960	$1,769	$(1,210)	$1,376,455
Interest income..............................	$—	$—	$(290)	$9	$(281)
Depreciation and amortization.......	$6,122,697	$10,271,765	$1,041,058	$523,912	$17,959,432
Impairment of long-lived assets.....	$—	$908,456	$—	$—	$908,456
Income tax provision.....................	$(210,495)	$—	$—	$(4,040,148)	$(4,250,643)
Net (loss) income..........................	$(4,583,706)	$(8,491,398)	$583,719	$8,000,284	$(4,491,101)
Total expenditures for property, plant and equipment.................	$1,301,219	$2,010,275	$45,624	$543,741	$3,900,859
At September 30, 2015
Goodwill.......................................	$—	$86,131,395	$—	$—	$86,131,395
Intangible assets, net.....................	$—	$32,905,579	$—	$—	$32,905,579
Total Assets...................................	$136,285,219	$286,576,048	$35,008,151	$36,085,070	$493,954,488
The contract land and directional drilling services segment provides vertical, horizontal and directional drilling services. The completion and production services segment provides hydraulic fracturing, pressure control flowback and equipment rental services. The completion and production – natural sand proppant segment sells, distributes and is capable of producing sand for use in hydraulic fracturing. The remote accommodation services segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers that are located in remote areas away from readily available lodging. The contract land and directional drilling services segment primarily services the Permian Basin in West Texas. The completion and production – services segment primarily services in the Utica Shale of Eastern Ohio and Marcellus Shale in Pennsylvania. The completion and production – natural sand proppant segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The remote accommodation services segment primarily services Canada.

MAMMOTH ENERGY PARTNERS LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Subsequent Events
On October 19, 2016, Mammoth Inc. completed its IPO of 7,750,000 shares of common stock, which included an aggregate of 250,000 shares that were offered by Mammoth Holdings, Gulfport and Rhino as the selling stockholders, at a price to the public of $15.00 per share. Net proceeds to Mammoth Inc. from its sale of 7,500,000 shares of common stock were approximately $103.2 million. On the closing date of the IPO, Mammoth Inc. repaid all outstanding borrowings under its revolving credit facility and intends to use the remaining net proceeds for general corporate purposes, which may include the acquisition of additional equipment and complementary businesses that enhance its existing service offerings, broaden its service offerings or expand its customer relationships.
In connection with the IPO, the selling stockholders also granted the underwriters an option to purchase up to 1,162,500 additional shares of Mammoth Inc. common stock at the same price per share of $15.00. Mammoth Inc. did not receive any proceeds from the sale of common stock by the selling stockholders.
Certain executive contracts have triggered recognition upon consummation of the Public Offering. For these executives, base salary will increase approximately $0.3 million in aggregate. Additionally, a one-time cash bonus of $1.2 million and approximately 265,000 shares of restricted share units were made to two executive officers that vest in either three or four equal annual installments on the first anniversary of the grant.
Upon completion of the the conversion of the Partnership into a limited liability company and the contribution, each as described in the Mammoth Inc. Final Prospectus filed in connection with the IPO, the actual income statement recognition amounted to $53.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated, growth-oriented oilfield service company serving companies engaged in the exploration and development of North American onshore unconventional oil and natural gas reserves. Our primary business objective is to grow our operations and create value for stockholders through organic opportunities and accretive acquisitions. Our suite of services include completion and production services, natural sand proppant services, contract land and directional drilling services and remote accommodation services. Our completion and production services division provides pressure pumping services, pressure control services, flowback services and equipment rentals. Our natural sand proppant services division sells, distributes and is capable of producing proppant for hydraulic fracturing. Our contract land and directional drilling services division provides drilling rigs and crews for operators as well as rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. Our remote accommodation services division provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We believe that these services play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of drilling and completion and production related services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

The historical financial information contained in this report relates to periods that ended prior to the completion of the initial public offering, or IPO, of Mammoth Energy Services, Inc., or Mammoth Inc., and the contribution completed prior to the IPO, as discussed below. Consequently, the unaudited condensed consolidated financial statements and related discussion of financial condition and results of operations contained in this report pertain to Mammoth Energy Partners LP, which we refer to as the Partnership.

On October 19, 2016, Mammoth Inc. closed its IPO of 7,750,000 shares of common stock, of which 7,500,000 shares were sold by Mammoth Inc. and the remaining 250,000 shares were sold by certain selling stockholders, at a price to the public of $15.00 per share. Mammoth Inc.’s common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” Unless the context otherwise requires, references in this report to “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to October 12, 2016) refer to the Partnership. References in this report to “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (periods after October 12, 2016) refer to Mammoth Inc. and its subsidiaries.
Mammoth Inc. was formed in June 2016, and did not conduct any material business operations prior to the completion of the IPO and the contribution described below completed prior to the IPO. Prior to the IPO, Mammoth Inc. was a wholly-owned subsidiary of the Partnership.

On November 24, 2014, Mammoth Energy Holdings LLC, or Mammoth Holdings, Gulfport Energy Corporation, or Gulfport, and Rhino Exploration LLC, or Rhino, contributed to the Partnership their respective interests in the following entities: Bison Drilling and Field Services, LLC, or Bison Drilling; Bison Trucking LLC, or Bison Trucking; White Wing Tubular Services LLC, or White Wing; Barracuda Logistics LLC, or Barracuda; Panther Drilling Systems LLC, or Panther Drilling; Redback Energy Services LLC, or Redback Energy Services; Redback Coil Tubing LLC, or Redback Coil Tubing; Muskie Proppant LLC, or Muskie Proppant; Stingray Pressure Pumping LLC, or Pressure Pumping; Stingray Logistics LLC, or Logistics; and Great White Sand Tiger Lodging Ltd., or Lodging. Upon completion of these contributions, Mammoth Holdings, Gulfport and Rhino beneficially owned a 68.7%, 30.5% and 0.8% equity interest, respectively, in the Partnership. Subsequently, the Partnership formed Redback Pumpdown Services LLC, or Pumpdown, Mr. Inspections LLC, or Mr. Inspections, Silverback Energy Services LLC, or Silverback, and Mammoth Inc. as wholly-owned subsidiaries.

On October 12, 2016, prior to and in connection with the IPO, the Partnership converted to a Delaware limited liability company named Mammoth Energy Partners LLC, or Mammoth LLC, and Mammoth Holdings, Gulfport and Rhino contributed their respective membership interests in Mammoth LLC to Mammoth Inc. in exchange for shares of common stock of Mammoth Inc., and Mammoth LLC became our wholly-owned subsidiary.

Industry Overview

The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budget. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity and other conditions and factors that are beyond our control.

Demand for most of our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The significant decline in oil and natural gas prices that began in the third quarter of 2014 continued into February 2016, when the closing price of oil reached a 12-year low of $26.19 per barrel on February 11, 2016. The low commodity price environment caused a reduction in the drilling, completion and other production activities of most of our customers and their spending on our products and services.

The reduction in demand, and the resulting oversupply of many of the services and products we provide, has substantially reduced the prices we can charge our customers for our products and services, and has had a negative impact on the utilization of our services. This overall trend with respect to our customers’ activities and spending has continued in 2016. However, oil prices have increased since the 12-year low recorded on February 26, 2016, reaching $51.23 per barrel in June 2016, and have ranged from $43.04 to $47.72 per barrel during September 2016. As commodity prices have begun to recover, we have experienced an increase in activity. If near term commodity prices stabilize at current levels and recover further, we expect to experience an increase in demand for our services and products, particularly in our completion and production, natural sand proppant and contract land and directional drilling businesses. Our remote accommodation revenue remained stable through the third quarter of 2016. However, we currently project that our remote accommodation revenues will decrease in the fourth quarter of 2016 if we are unable to replace one customer that represented approximately 83.7% of our remote accommodation services during the first nine months of 2016 when it completes the construction phase of its project, which is currently estimated to occur in November 2016.

Non-GAAP Financial Measures

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization expense, impairment of long-lived assets, equity based compensation and other non-operating income or expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets, as well as charges associated with Mammoth Partner’s proposed public offering in 2014). We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as and alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or loss for each of our operating segments for the specified periods.

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2016	2015	2016	2015
Net loss	$(2,349,599)	$(4,491,101)	$(31,863,719)	$(6,850,578)
Depreciation and amortization expense	17,148,430	17,959,432	52,815,813	53,696,264
Impairment of long-lived assets	—	908,456	1,870,885	5,379,237
Equity based compensation	(18,683)	—	(18,683)	—
Interest income	—	(281)	—	(98,523)
Interest expense	932,749	1,376,455	3,041,954	4,182,785
Other (income) expense, net	242,893	142,029	(451,795)	2,234,514
Provision (benefit) for income taxes	1,055,961	(4,250,643)	2,739,696	(2,677,507)
Adjusted EBITDA	$17,011,751	$11,644,347	$28,134,151	$55,866,192

Completion and Production Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2016	2015	2016	2015
Net income (loss)	$2,144,202	$(8,491,398)	$(13,991,693)	$(6,359,899)
Depreciation and amortization expense	10,284,307	10,271,765	31,868,016	30,401,488
Impairment of long-lived assets	—	908,456	1,523,338	908,456
Equity based compensation	(18,683)	—	(18,683)	—
Interest income	—	—	—	—
Interest expense	163,506	500,960	681,365	1,853,385
Other (income) expense, net	2,421	101,082	(646,899)	372,227
Provision (benefit) for income taxes	5,929	—	2,835	—
Adjusted EBITDA	$12,581,682	$3,290,865	$19,418,279	$27,175,657

Contract Land and Directional Drilling Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2016	2015	2016	2015
Net loss	$(7,386,386)	$(4,583,706)	$(24,079,359)	$(14,314,736)
Depreciation and amortization expense	5,297,694	6,122,697	16,243,626	18,520,703
Impairment of long-lived assets	—	—	347,547	2,565,800
Equity based compensation	—	—	—	—
Interest income	—	—	—	—
Interest expense	718,706	874,936	2,272,913	2,217,494
Other (income) expense, net	237,211	1,424	179,639	1,180,881
Provision (benefit) for income taxes	—	(210,495)	—	(184,523)
Adjusted EBITDA	$(1,132,775)	$2,204,856	$(5,035,634)	$9,985,619

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2016	2015	2016	2015
Net income (loss)	$49,588	$583,719	$(974,741)	$(842,743)
Depreciation and amortization expense	1,011,648	1,041,058	3,067,195	3,151,619
Impairment of long-lived assets	—	—	—	1,904,981
Equity based compensation	—	—	—	—
Interest income	—	(290)	—	(98,055)
Interest expense	16,979	1,769	28,908	50,887
Other (income) expense, net	(1,500)	(19,784)	2,521	136,353
Provision for income taxes	3,716	—	3,716	—
Adjusted EBITDA	$1,080,431	$1,606,472	$2,127,599	$4,303,042

Remote Accommodation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2016	2015	2016	2015
Net income	$2,842,997	$8,000,284	$7,182,074	$14,666,800
Depreciation and amortization expense	554,781	523,912	1,636,976	1,622,454
Impairment of long-lived assets	—	—	—	—
Equity based compensation	—	—	—	—
Interest income	—	9	—	(468)
Interest expense	33,558	(1,210)	58,768	61,019
Other (income) expense, net	4,761	59,307	12,944	545,053
Provision (benefit) for income taxes	1,046,316	(4,040,148)	2,733,145	(2,492,984)
Adjusted EBITDA	$4,482,413	$4,542,154	$11,623,907	$14,401,874

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015
Revenue:
Completion and production services	$37,930,062	$48,067,086
Contract land and directional drilling services	8,695,475	18,521,601
Natural sand proppant services	7,536,287	10,499,670
Remote accommodation services	8,604,395	9,108,136
Total Revenue	62,766,219	86,196,493

Cost of Revenue:
Completion and production services	23,914,175	43,160,496
Contract land and directional drilling services	9,042,242	14,982,203
Natural sand proppant services	6,233,149	8,437,663
Remote accommodation services	3,544,410	3,779,866
Total Cost of Revenue	42,733,976	70,360,228
Selling, general and administrative expenses	3,001,809	4,191,918
Depreciation and amortization	17,148,430	17,959,432
Impairment of long-lived assets	—	908,456
Operating (loss) income	(117,996)	(7,223,541)
Interest expense, net	(932,749)	(1,376,174)
Other (expense) income	(242,893)	(142,029)
(Loss) income before income taxes	(1,293,638)	(8,741,744)
Provision (benefit) for income taxes	1,055,961	(4,250,643)
Net (loss) income	$(2,349,599)	$(4,491,101)

Revenue. Revenue for the three months ended September 30, 2016 decreased $23.4 million, or 27%, to $62.8 million from $86.2 million for the three months ended September 30, 2015. Revenue by operating division was as follows:

Completion and Production Services. Completion and production services division revenue decreased $10.2 million, or 21%, to $37.9 million for the three months ended September 30, 2016 from $48.1 million for the three months ended September 30, 2015. The decrease was primarily attributable to our pressure pumping services, which accounted for $3.6 million, or 35% of the operating division decrease. The decrease in our pressure pumping services revenue was driven primarily by a decline in fleet utilization from 52%, on three active fleets, for the three months ended September 30, 2015 to 36%, on two active fleets for the three months ended September 30, 2016. Our flowback services accounted for $4.2 million, or 42% of our operating division decrease, as a result of suspending flowback operations in the Appalachian Basin in December 2015 combined with a decline in both pricing and utilization of such services in other basins. Our coil tubing services accounted for $1.8 million, or 18% of our operating division decrease, as a result of a decline in average day rates from approximately $23,000 for the three months ended September 30, 2015 to approximately $16,800 for the three months ended September 30, 2016. Our pump down services accounted for $0.6 million, or 6% of our operating division decrease, as a result of our suspension of pump down services in the Woodford Shale during the fourth quarter of 2015.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue decreased $9.8 million, or 53%, from $18.5 million for the three months ended September 30, 2015 to $8.7 million for the three months ended September 30, 2016. The decrease was primarily attributable to our land drilling services, which accounted for $7.4 million, or 75%, of the operating division decrease as a result of a decline in average active rigs from nine for the three months ended September 30, 2015 to five for the three months ended September 30, 2016 as well as a decline in average day rates from approximately $18,100 to approximately $12,177 during those same periods. Our directional drilling services accounted for $1.7 million, or 18%, of the operating division decrease as a result of utilization declining from 36% for the three months ended September 30, 2015 to 25%

for the three months ended September 30, 2016. Our rig moving services accounted for $0.5 million, or 5%, of the operating division decrease. The decrease in our rig moving services was driven by the decline in drilling activity. Our drill pipe inspection services accounted for $0.2 million, or 2%, of the operating division decrease as a result of the decline in our land drilling services.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $3.0 million, or 28%, to $7.5 million for the three months ended September 30, 2016, from $10.5 million for the three months ended September 30, 2015. The decrease was primarily attributable to a decline in the price per ton of sand delivered, which was partially offset by an increase in tons of sand sold from approximately 85,800 for the three months ended September 30, 2015 to approximately 137,800 for the three months ended September 30, 2016.

Remote Accommodation Services. Remote accommodation services division revenue decreased $0.5 million, or 6%, to $8.6 million for the three months ended September 30, 2016 from $9.1 million for the three months ended September 30, 2015. The decrease was a result of a decrease in revenue per room night, in Canadian dollars, from $178 for the three months ended September 30, 2015 to $172 for the three months ended September 30, 2016 in addition to a decrease in total rooms nights rented from 67,054 to 65,455 for the three months ended September 30, 2015 and 2016, respectively.

Cost of Revenue. Cost of revenue decreased $27.7 million from $70.4 million, or 82% of total revenue, for the three months ended September 30, 2015 to $42.7 million, or 68% of total revenue, for the three months ended September 30, 2016. Cost of revenue by operating division was as follows:

Completion and Production Services. Completion and production services division cost of revenue decreased $19.3 million, or 45%, from $43.2 million for the three months ended September 30, 2015 to $23.9 million for the three months ended September 30, 2016. The decrease was primarily due to decreases in proppant costs, repairs and maintenance expense and labor-related costs. As a percentage of revenues, our completion and production services division cost of revenue was 63% and 90% for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease in cost of revenue as a percentage of revenue was primarily due to lower repairs and maintenance expense and a decrease in stages completed to 511 from 778 for the three months ended September 30, 2016 and September 30, 2015, respectively.

Contract Land and Directional / Drilling Services. Contract land and directional drilling services division cost of revenue decreased $6.0 million, or 40%, from $15.0 million for the three months ended September 30, 2015 to $9.0 million for the three months ended September 30, 2016, primarily due to a decrease in labor-related costs and lower utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue was 104% and 81% for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was primarily due to increased compensation and repairs and maintenance as a percentage of revenue.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue decreased $2.2 million, or 26%, from $8.4 million for the three months ended September 30, 2015 to $6.2 million for the three months ended September 30, 2016, primarily due to a decrease in product costs. As a percentage of revenue, cost of revenue was 83% and 80% for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was primarily due to an increase in per-ton product costs.

Remote Accommodation Services. Remote accommodation services division cost of revenues decreased $0.3 million, or 6% from $3.8 million the three months ended September 30, 2015 to $3.5 million for the three months ended September 30, 2016, primarily due to declines in contracted labor-related costs. As a percentage of revenues, cost of revenues was 41% for the three months ended September 30, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses decreased $1.2 million, or 28%, to $3.0 million for the three months ended September 30, 2016, from $4.2 million for the three months ended September 30, 2015. The decrease in expenses was primarily attributable to a $0.4 million reduction in compensation, a $0.4 million reduction in professional fees and services and a $0.4 million reduction in bad debt expense for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Depreciation and Amortization. Depreciation and amortization decreased $0.9 million, or 5%, to $17.1 million for the three months ended September 30, 2016 from $18.0 million for the three months ended September 30, 2015. The decrease was primarily attributable to assets becoming fully depreciated partially offset by incremental capital expenditures.

Interest Expense. Interest expense decreased $0.5 million, or 32%, to $0.9 million during the three months ended September 30, 2016, compared to $1.4 million during the three months ended September 30, 2015. The decrease in interest expense was attributable to a decrease in average borrowings during the three months ended September 30, 2016.

Other (expense) income, net. Non-operating charges (income) resulted in expense of $0.2 million for the three months ended September 30, 2016, compared to other expense, net of $0.1 million for the three months ended September 30, 2015. The three months ended September 30, 2016 included $0.2 million in loss recognition on assets disposed during the period.

Income Taxes. We are treated as a pass-through entity for federal income tax and most state income tax purposes. The income tax expense recognized was primarily attributable to our subsidiary, Lodging, which provides our remote accommodation services. For the three months ended September 30, 2016, we recognized income tax expense of $1.1 million compared to an income tax benefit of $4.3 million for the three months ended September 30, 2015. The benefit for the three months ended September 30, 2015 was primarily attributable to deferred taxes recorded in income from Lodging in the U.S. as a result of an entity election that required us to disregard previously recorded deferred tax liabilities. We made an election on entity status in September 2015 that allowed the reversal of the deferred taxes in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Revenue:
Completion and production services	$99,245,488	$169,568,230
Contract land and directional drilling services	20,327,904	63,141,706
Natural sand proppant services	23,380,114	45,458,070
Remote accommodation services	23,258,504	27,964,275
Total Revenue	166,212,010	306,132,281

Cost of Revenue:
Completion and production services	75,313,984	137,002,027
Contract land and directional drilling services	22,010,295	48,349,736
Natural sand proppant services	19,689,222	39,172,447
Remote accommodation services	9,993,073	11,699,380
Total Cost of Revenue	127,006,574	236,223,590
Selling, general and administrative expenses	11,052,602	14,042,499
Depreciation and amortization	52,815,813	53,696,264
Impairment of long-lived assets	1,870,885	5,379,237
Operating (loss) income	(26,533,864)	(3,209,309)
Interest expense, net	(3,041,954)	(4,084,262)
Other (expense) income	451,795	(2,234,514)
(Loss) income before income taxes	(29,124,023)	(9,528,085)
Provision (benefit) for income taxes	2,739,696	(2,677,507)
Net (loss) income	$(31,863,719)	$(6,850,578)

Revenue. Revenue for the nine months ended September 30, 2016 decreased $139.9 million, or 46%, to $166.2 million from $306.1 million for the nine months ended September 30, 2015. Revenue by operating division was as follows:

Completion and Production Services. Completion and production services division revenue decreased $70.4 million, or 41%, to $99.2 million for the nine months ended September 30, 2016 from $169.6 million for the nine months ended September 30, 2015. The decrease was primarily attributable to our pressure pumping services, which accounted for $49.5 million, or 70% of the operating division decrease. The decrease in our pressure pumping services revenue was driven primarily by a decline in fleet utilization from 75%, on three active fleets, for the nine months ended September 30, 2015 to 45%, on two active fleets, for the nine months ended September 30, 2016. Our flowback services accounted for $13.0 million, or 18% of our operating division decrease, as a result of suspending flowback operations in the Appalachian Basin in December 2015 combined with a decline in both pricing and utilization of such services in other basins. Our coil tubing services accounted for $5.1 million, or 7% of our operating division decrease, as a result of a decline in average day rates from approximately $27,000 for the nine months ended September 30, 2015 to approximately $17,900 for the nine months ended September 30, 2016. Our pump down services accounted for $2.9 million, or 4% of our operating division decrease, as a result of our suspension of pump down services in the Woodford Shale during the fourth quarter of 2015.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue decreased $42.8 million, or 68%, from $63.1 million for the nine months ended September 30, 2015 to $20.3 million for the nine months ended September 30, 2016. The decrease was primarily attributable to our land drilling services, which accounted for $35.1 million, or 82%, of the operating division decrease. The decrease in our land drilling services was driven by a decline in average active rigs from ten for the nine months ended September 30, 2015 to four for the nine months ended September 30, 2016 as well as a decline in average day rates from approximately $19,300 to approximately $12,600 during those same periods. Our directional drilling services accounted for $5.5 million, or 13%, of the operating division decrease as a result of utilization declining from 36% for the nine months ended September 30, 2015 to 18% for the nine months ended September 30, 2016. Our rig moving services accounted for $1.8 million, or 4%, of the operating division decrease primarily driven by the decline in drilling activity. Our drill pipe inspection services accounted for $0.4 million, or 1%, of the operating division decrease as a result of the decline in our land drilling services.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $22.1 million, or 49%, to $23.4 million for the nine months ended September 30, 2016, from $45.5 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a decline in tons of sand sold from approximately 429,200 for the nine months ended September 30, 2015 to approximately 380,000 in the nine months ended September 30, 2016.

Remote Accommodation Services. Remote accommodation services division revenue decreased $4.7 million, or 17%, to $23.3 million for the nine months ended September 30, 2016 from $28.0 million for the nine months ended September 30, 2015. The decrease was a result of a decrease in revenue per room night, in Canadian dollars, from $182 for the nine months ended September 30, 2015 to $176 for the nine months ended September 30, 2016. Additionally, total room nights rented decreased from 193,399 for the nine months ended September 30, 2015 to 174,684 for the nine months ended September 30, 2016.

Cost of Revenue. Cost of revenue decreased $109.2 million from $236.2 million, or 77% of total revenue, for the nine months ended September 30, 2015 to $127.0 million, or 76% of total revenue for the nine months ended September 30, 2016. Cost of Revenue by operating division was as follows:

Completion and Production Services. Completion and production services division cost of revenue decreased $61.7 million, or 45%, from $137.0 million for the nine months ended September 30, 2015 to $75.3 million for the nine months ended September 30, 2016. The decrease was primarily due to decreases in proppant costs, repairs and maintenance expense and labor-related costs. As a percentage of revenue, our completion and production services division cost of revenue was 76% and 81% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in costs as a percentage of revenue was primarily due to lower repairs and maintenance expense and a decrease in stages completed to 1,678 from 2,466 for the nine months ended September 30, 2016 and 2015, respectively.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division cost of revenue decreased $26.3 million, or 54%, from $48.3 million for the nine months ended September 30, 2015 to $22.0 million for the nine months ended September 30, 2016, primarily due to a decrease in labor-related costs and lower utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue was 108% and 77% for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to increased compensation and repairs and maintenance as a percentage of revenue.

Natural Sand Proppant Services. Natural sand proppant services division cost of decreased $19.5 million, or 50%, from $39.2 million for the nine months ended September 30, 2015 to $19.7 million for the nine months ended September 30, 2016, primarily due to a decrease in product costs. As a percentage of revenue, cost of revenue was 84% and 86% for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to a reduction of labor-related costs.

Remote Accommodation Services. Remote accommodation services division cost of revenues decreased $1.7 million, or 15%, from $11.7 million the nine months ended September 30, 2015 to $10.0 million for the nine months ended September 30, 2016, primarily due to declines in contracted labor-related costs. As a percentage of revenues, cost of revenues was 43% and 42% for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to increased pricing pressure, which resulted in a decrease in average revenue per room night, in Canadian dollars, from $182 for the nine months ended September 30, 2015 to $176 for the nine months ended September 30, 2016. Additionally, total room nights rented decreased from 193,399 for the nine months ended September 30, 2015 to174,684 for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses decreased $2.9 million, or 21%, to $11.1 million for the nine months ended September 30, 2016, from $14.0 million for the nine months ended September 30, 2015. The decrease in expenses was primarily attributable to a $1.9 million reduction in compensation and benefits in addition to reductions in travel-related charges and professional fees and services of $0.4 million and $0.6 million, respectively, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Depreciation and Amortization. Depreciation and amortization decreased $0.9 million, or 2%, to $52.8 million for the nine months ended September 30, 2016 from $53.7 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the impairment of $10.2 million in fixed assets during 2015 and was partially offset by placing in-service of capital additions.

Interest Expense. Interest expense decreased $1.1 million, or 27%, to $3.0 million during the nine months ended September 30, 2016, compared to $4.1 million during the nine months ended September 30, 2015. The decrease in interest expense was attributable to a decrease in average borrowings during the nine months ended September 30, 2016.

Other (expense) income, net. Non-operating charges (income) resulted in income of $0.5 million for the nine months ended September 30, 2016, compared to other expense, net of $2.2 million for the nine months ended September 30, 2015. The nine months ended September 30, 2016 included $0.5 million of gain recognition on assets disposed during the period compared to a $1.1 million loss for the nine months ended September 30, 2015.

Income Taxes. We are treated as a pass-through entity for federal income tax and most state income tax purposes. The income tax expense recognized was primarily attributable to our subsidiary, Lodging, which provides our remote accommodation services. For the nine months ended September 30, 2016, we recognized income tax expense of $2.7 million compared to an income tax benefit of $2.7 million for the nine months ended September 30, 2015. The change to the nine months ended September 30, 2015 was primarily attributable to deferred taxes recorded on income from Lodging in the U.S. related to an entity election that required us to disregard previously recorded deferred tax liabilities. We made an election on entity status in September 2015 that allowed the reversal of the deferred taxes in 2015.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Since November 2014, our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary use of capital has been for investing in property and equipment used to provide our services.

As of September 30, 2016, we had an aggregate of $72.0 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $68.8 million of available borrowing capacity under this facility.

The following table summarizes our liquidity for the periods indicated:

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	2,821,281	3,074,072
Revolving credit facilities availability	141,159,030	141,889,237
Less borrowings	(72,000,000)	(95,000,000)
Less rent reserves	(339,125)	(339,125)
Less letter of credit facilities (rail car commitments)	(1,630,560)	(1,930,560)
Less letter of credit facilities (insurance programs)	(1,176,000)	(1,176,000)
Net working capital (less cash)	20,020,494	22,276,591
Total	$88,855,120	$68,794,215
We used a portion of the net proceeds from our IPO to repay all borrowings outstanding under our revolving credit facility and at November 7, 2016, this facility was undrawn with $141.2 million available borrowing capacity.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by operating activities..................	14,293,963	9,843,606	25,610,373	53,755,521
Net cash used in investing activities...	(1,339,993)	(3,080,408)	(292,327)	(23,334,182)
Net cash used in financing activities...	(11,155,288)	(11,257,644)	(25,757,804)	(39,906,386)
Effect of foreign exchange rate on cash.....................	124,280	(362,658)	186,967	(174,195)
Net change in cash.....................................................	$1,922,962	$(4,857,104)	$(252,791)	$(9,659,242)

Operating Activities

Net cash provided by operating activities was $25.6 million for the nine months ended September 30, 2016, compared to $53.8 million for the nine months ended September 30, 2015. The decrease in operating cash flows was primarily attributable to the decrease in net income.

Net cash provided by operating activities was $14.3 million for the three months ended September 30, 2016, compared to cash provided of $9.8 million for the three months ended September 30, 2015. The increase in operating cash flows was primarily attributable to timing of receivable collections with related parties.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2016, compared to $23.3 million for the nine months ended September 30, 2015. Net cash used in investing activities was $1.3 million for the three months ended September 30, 2016, compared to net cash used of $3.1 million for the three months ended September 30,

2015. Substantially all cash used in investing activities was used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Completion and production........................................	492,095	2,010,275	1,667,466	10,149,859
Contract and directional drilling services..................	1,069,381	1,301,219	1,492,476	11,771,273
Natural sand proppant production..............................	—	45,624	106,252	171,202
Remote accommodations...........................................	12,706	543,741	425,838	2,382,572
Net change in cash.....................................................	$1,574,182	$3,900,859	$3,692,032	$24,474,906
Financing Activities

Net cash used in financing activities was $25.8 million for the nine months ended September 30, 2016, compared to $39.9 million for the nine months ended September 30, 2015. Net cash used in financing activities was $11.2 million for the three months ended September 30, 2016, compared to $11.3 million for the three months ended September 30, 2015. Substantially all cash used in financing activities was used to pay down net borrowings under our credit facility.

Working Capital

Our working capital totaled $22.8 million and $25.4 million at September 30, 2016 and December 31, 2015 respectively. Our cash balances totaled $2.8 million and $3.1 million at September 30, 2016 and December 31, 2015, respectively.

Our Revolving Credit Facility

On November 25, 2014, we entered into a $170.0 million revolving credit and security agreement with PNC Capital Markets LLC, as lead arranger, PNC Bank, National Association, as the administrative and collateral agent, and the lenders from time-to-time party thereto. Our revolving credit facility, as amended in connection with the IPO, matures on November 25, 2019. Borrowings under our revolving credit facility are secured by our and our subsidiaries’ assets. The maximum availability for future borrowings under our revolving credit facility is subject to a borrowing base calculation prepared monthly. Concurrent with our entry into our revolving credit facility, we repaid all of our then existing subordinate debt with the initial advance under our revolving credit facility.

Interest is payable monthly at a base rate set by the institution’s commercial lending group plus an applicable margin. Additionally, at our request, outstanding balance, are permitted to be converted to LIBOR rate plus applicable margin tranches at set increments of $500,000. The LIBOR rate option allows us to select interest periods from one, two, and three or six months. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit.

At September 30, 2016, $72.0 million of the total outstanding balance of $72.0 million under the facility was in a one month LIBOR rate option tranche with an interest rate of 3.28%. As of September 30, 2016, we had availability of $68.8 million under our revolving credit facility. We used a portion of the net proceeds from our IPO to repay all borrowings outstanding under our revolving credit facility and at November 7, 2016, this facility was undrawn with $141.2 million available borrowing capacity.

Our revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0), and minimum availability ($10.0 million). As of September 30, 2016 and December 31, 2015, we were in compliance with these covenants.

Capital Requirements and Sources of Liquidity

As a result of the decline in drilling and completion activity, we reduced our capital expenditures in 2015 and have further reduced our capital expenditures in 2016. During the year ended December 31, 2015, our capital expenditures, excluding acquisitions, were approximately $10.9 million, $12.7 million, $0.2 million and $2.5 million in our completion and production services division, contract land and directional drilling services division, natural sand proppant production services division and remote accommodation services division, respectively, for aggregate capital expenditures of approximately $26.3 million. During the nine months ended September 30, 2016, our capital expenditures, excluding acquisitions, were approximately $1.7 million, $1.5 million, $0.1 million and $0.4 million in our completion and production services division, contract land and directional drilling services division, natural sand proppant production services division and remote accommodation services division, respectively, for aggregate capital expenditures of approximately $3.7 million. During 2016, we currently estimate that our aggregate capital expenditures will be approximately $5.2 million. In addition, we are in negotiations to acquire new high pressure fracturing units with aggregate pump nameplate capacity of 75,000 horsepower with delivery expected during 2017.

We believe that cash on hand, our operating cash flow and available borrowings under our revolving credit facilities will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures could be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, as previously announced, we intend to actively pursue an acquisition strategy to enhance our portfolio of products and services, market positioning and/or geographic presence. We regularly evaluate acqusition opportunities, and the number of opportunities coming to our attention has increased substantially since our IPO. We do not have a specific acquisition budget for 2016 or 2017 since the timing and size of acquisitions cannot be accurately forecasted, however, we continue to evaluate opportunities, including transactions involving entities controlled by Wexford and Gulfport. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
Operating Leases
An Operating Entity leases real estate, rail cars and other equipment under long-term operating leases with varying terms and expiration dates through 2025. Aggregate future minimum lease payments under these non-cancelable operating leases in effect at June 30, 2016 are as follows:

Year ended December 31:	Amount
Remainder of 2016	$912,961
2017	2,771,127
2018	2,085,284
2019	1,664,689
2020	1,392,803
Thereafter	5,380,531
$14,207,395

Other Commitments
We entered into a purchase agreement in 2014 with a sand supplier to begin January 1, 2015 and end December 31, 2016. We are subject to an annual commitment of 200,000 tons of sand. During June 2016, we paid a deposit of $600,000 to the sand supplier to be netted against future purchases of sand under this contract. As of September 30, 2016, the future commitment for 2016 under this agreement was $2,200,000.

Forward-Looking Statements

Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	business strategy;

•	planned acquisitions and future capital expenditures;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	future operating results; and

•	plans, objectives, expectations and intentions.

All of these types of statements, other than statements of historical fact included in this prospectus, are forward-looking statements. These forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “budget,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “seek,” “objective” or “continue,” the negative of such terms or other comparable terminology.

The forward-looking statements contained in this prospectus are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this prospectus are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the many factors including those described in this report. All forward-looking statements speak only as of the date of this prospectus. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-17, "Income Taxes," which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value. ASU 2015-11 is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes existing revenue recognition requirements in GAAP and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, it requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The ASU was effective for annual and interim reporting periods beginning after December 15, 2016, using either a full or a modified retrospective application approach; however, in July 2015 the FASB decided to defer the effective date by one year (until 2018) by issuing ASU No. 2015-14, "Revenue From Contracts with Customers: Deferral of the Effective Date." We are is in the process of evaluating the impact on the Partnership’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No, 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the effect the new guidance will have on our condensed consolidated financial statements and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The demand, pricing and terms for oil and gas services provided by us are largely dependent upon the level of activity for the U.S. oil and natural gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and natural gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and natural gas producers.

The level of activity in the U.S. oil and natural gas exploration and production industry is volatile. Expected trends in oil and natural gas production activities may not continue and demand for our services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. A material decline in oil and natural gas prices or U.S. activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. Recently, demand for our services has been strong and we are continuing our past practice of committing our equipment on a short-term or day-to-day basis.

Interest Rate Risk

We had a cash and cash equivalents balance of $2.8 million at September 30, 2016. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

We had $72.0 million outstanding under our revolving credit facility at September 30, 2016, with a weighted average interest rate of 3.28%. A 1% increase or decrease in the interest rate would increase or decrease interest expense by approximately $0.7 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation businesses generate revenue and incur expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2016, we had $2.6 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.9 million as of September 30, 2016. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Seasonality

We provide completion and production services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We also provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve resource plays in Ohio, Oklahoma, Wisconsin, Minnesota, and Alberta, Canada. For the year ended December 31, 2015 and the nine months ended September 30, 2016, we generated approximately 85% and 85%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Item 4. Controls and Procedures
Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. As of September 30, 2016, we were not subject to the requirements of the Exchange Act. In connection with our registration under the Exchange Act on October 13, 2016, we adopted disclosure controls and procedures. We will report on our management’s evaluation of the effectiveness of our disclosure controls and procedures in connection with our Annual Report on Form 10-K for year ending December 31, 2016 and in our subsequent periodic reports under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are routinely involved in state and local tax audits. During year ended December 31, 2015, the State of Ohio assessed taxes on the purchase of equipment we believe is exempt under state law. We have appealed the assessment and have a hearing scheduled for November 30, 2016. While we are not able to predict the outcome of the appeal, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.

On December 16, 2015, a lawsuit alleging wrongful death was filed titled Cecilia R.G. Uballe, and Sabrina Barber, beneficiaries of Esecial D. Uballe, Deceased v. Bison Trucking LLC in the U.S. District Court of Midland, Texas. We are evaluating the background facts of these actions and at this time are not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a discussion of our potential risks and uncertainties, see the information in our final prospectus dated October 13, 2016 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 17, 2016. There have been no material changes in our risk factors from those described in our prospectus filed pursuant to Rule 424(b)(4) on October 17, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On October 12, 2016, we issued an aggregate of 30,000,000 shares of our common stock, of which 20,615,700 shares were issued to Mammoth Energy Holdings LLC, 9,150,000 shares were issued to Gulfport Energy Corporation and 234,300 shares were issued to Rhino Exploration LLC (which we refer to collectively as the selling stockholders), in connection with the contribution of their respective membership interests in Mammoth Energy Partners LLC to us. These shares of our common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.

(b)
On October 13, 2016, our registration statement on Form S-1, as amended (File No. 333-213504), filed in connection with our IPO, was declared effective by the Securities and Exchange Commission and, on October 19, 2016, we closed our IPO consisting of 7,750,000 shares of our common stock, of which 7,500,000 shares were issued and sold by us and 250,000 shares were sold by the selling stockholders, in each case at a public offering price of $15.00 per share. The underwriters in our IPO have an option to purchase an additional 1,162,500 shares from the selling stockholders at a public offering price of $15.00 per share, which option will expire on November 13, 2016. Credit Suisse Securities (USA) LLC acted as the representative of the several underwriters in our IPO. Following the sale of the shares in connection with the closing of our IPO and any sale of shares subject to the option referenced above, the offering will be terminated. In our IPO, we received approximately $103.2 million in net proceeds, after deducting underwriting discounts and commissions of approximately $7.0 million and total estimated offering expenses of approximately $2.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Of the net proceeds from our initial public offering, we used $72.0 million to repay the outstanding borrowings under our revolving credit facility. We intend to use the balance of our net proceeds from our IPO for other general corporate purposes, which may include the acquisition of additional equipment and complementary businesses that enhance our existing service offerings, broaden our service offerings or expand our customer relationships.

(c)
We do not have a share repurchase program, and during the three months ended September 30, 2016, we did not purchase any shares of our common stock. In connection with our IPO, we cancelled 100 shares of our common stock issued to Mammoth Energy Partners LP, our parent entity prior to our IPO, which became our wholly-owned subsidiary in connection with our IPO.

Item 5. Other Information

On November 7, 2016, in accordance with our bylaws, our board of directors appointed Matthew Ross as a member of our board. As provided in our bylaws, Mr. Ross will serve until the next Annual Meeting of our Stockholders or until his earlier death, resignation, retirement, disqualification or removal. The board also appointed Mr. Ross to serve on our audit committee.

Mr. Ross served as deputy general counsel of Deloitte LLP from September 1990 until his retirement in May 2016. In addition, from November 2002 to May 2016, Mr. Ross served as a member of the board of directors of a global captive insurance company, where he chaired the investment committee and was a member of the underwriting committee. Prior to joining Deloitte, from September 1984 to September 1990, Mr. Ross was Associate General Counsel at KPMG and, from September 1978 to September 1984, a corporate attorney at Cravath, Swaine & Moore LLP, where he practiced securities, banking and financing law. Mr. Ross holds a Bachelor of Science degree in Economics (summa cum laude) from The Wharton School at the University of Pennsylvania and a Doctor of Jurisprudence degree from the University of Virginia Law School. We believe Mr. Ross’s management experience and financial background, combined with his experience in advising on various legal matters, qualifies him for service as a member of our board of directors.

In connection with his appointment to our board, Mr. Ross received 6,667 shares of our restricted stock under our 2016 Equity Incentive Plan, of which 2,223 vested on November 8, 2016, and the remaining 4,444 restricted stock units will vest in two equal annual installments beginning on October 19, 2017, provided Mr. Ross is in continuous service on such dates. Mr. Ross will also receive the cash compensation and annual equity awards offered to all of our non-employee directors for services on the board and as a member of its audit committee, as disclosed in our final prospectus, filed by us with the Securities and Exchange Commission in connection with our IPO on October 17, 2016.

MAMMOTH ENERGY PARTNERS LP

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
10.1
First Amendment to Revolving Credit and Security Agreement, dated as of September 30, 2016 by and among Mammoth Energy Partners LP, Redback Energy Services LLC, Redback Coil Tubing LLC, Muskie Proppant LLC, Panther Drilling Systems LLC, Bison Drilling And Field Services LLC, Bison Trucking LLC, White Wing Tubular Services LLC, Great White Sand Tiger Lodging LTD., Stingray Pressure Pumping LLC, Stingray Logistics LLC, Mammoth Energy Inc., Barracuda Logistics LLC and Silverback Energy Services LLC, collectively as existing borrowers, Mammoth Energy Services Inc., Redback Pumpdown Services LLC, Mr. Inspections LLC and Sand Tiger Holdings Inc., as new borrowers, the lenders party to the Credit Agreement from time to time, and PNC Bank, National Association, as a lender and agent for the lenders.
		S-1/A	333-213504	10/3/2016	10.23
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Mammoth Energy Services, Inc. Financial Statements					X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

MAMMOTH ENERGY PARTNERS LP

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	November 9, 2016	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	November 9, 2016	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer