Form 10-Q
period 2017-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2017-11-14
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 7, 2017, there were 44,502,223 shares of common stock, $0.01 par value, outstanding.

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

iii

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
CURRENT ASSETS	2017	2016 (a)
Cash and cash equivalents	$14,278,328	$29,238,618
Accounts receivable, net	65,490,189	21,169,579
Receivables from related parties	44,772,661	27,589,283
Inventories	12,164,225	6,124,201
Prepaid expenses	2,753,800	4,425,872
Other current assets	335,513	391,599
Total current assets	139,794,716	88,939,152

Property, plant and equipment, net	347,317,716	242,119,663
Sand reserves	75,210,457	55,367,295
Intangible assets, net - customer relationships	11,770,375	15,949,772
Intangible assets, net - trade names	6,722,197	5,617,057
Goodwill	99,810,819	88,726,875
Other non-current assets	4,509,500	5,642,661
Total assets	$685,135,780	$502,362,475
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$70,229,349	$20,469,542
Payables to related parties	211,352	203,209
Accrued expenses and other current liabilities	21,556,542	8,546,198
Income taxes payable	—	28,156
Total current liabilities	91,997,243	29,247,105

Long-term debt	94,000,000	—
Deferred income taxes	51,086,739	47,670,789
Asset retirement obligation	2,031,119	259,804
Other liabilities	4,755,414	2,404,422
Total liabilities	243,870,515	79,582,120

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,502,223 and	445,022	375,000
37,500,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.
Additional paid in capital	506,274,038	400,205,921
Member's equity	—	81,738,675
Accumulated deficit	(63,274,499)	(56,322,878)
Accumulated other comprehensive loss	(2,179,296)	(3,216,363)
Total equity	441,265,265	422,780,355
Total liabilities and equity	$685,135,780	$502,362,475
(a) Financial information has been recast to include the financial position and results attributable to Sturgeon Acquisitions LLC ("Sturgeon"). See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUE	2017	2016 (a)	2017 (b)	2016 (a)
Services revenue	$63,112,621	$19,077,680	$119,863,654	$65,964,774
Services revenue - related parties	56,860,754	36,028,399	134,425,170	76,679,011
Product revenue	15,276,279	1,675,230	29,043,367	4,651,673
Product revenue - related parties	14,055,246	6,557,237	39,200,789	17,788,581
Total revenue	149,304,900	63,338,546	322,532,980	165,084,039

COST AND EXPENSES
Services cost of revenue (1)	89,345,946	35,850,660	191,910,453	102,113,120
Services cost of revenue - related parties	8,899	587,087	701,008	787,079
Product cost of revenue (2)	25,177,849	6,429,040	57,759,173	22,861,407
Selling, general and administrative	7,667,419	3,063,445	21,473,039	11,558,114
Selling, general and administrative - related parties	355,242	131,162	986,126	456,505
Depreciation, depletion, accretion and amortization	27,223,733	17,921,471	64,354,383	54,483,158
Impairment of long-lived assets	—	—	—	1,870,885
Total cost and expenses	149,779,088	63,982,865	337,184,182	194,130,268
Operating loss	(474,188)	(644,319)	(14,651,202)	(29,046,229)

OTHER (EXPENSE) INCOME
Interest expense	(1,420,067)	(1,024,514)	(2,928,859)	(3,332,901)
Bargain purchase gain, net of tax	—	—	4,011,512	—
Other, net	(319,252)	(253,832)	(705,894)	371,894
Total other (expense) income	(1,739,319)	(1,278,346)	376,759	(2,961,007)
Loss before income taxes	(2,213,507)	(1,922,665)	(14,274,443)	(32,007,236)
(Benefit) provision for income taxes	(1,412,680)	1,055,961	(7,322,822)	2,739,696
Net loss	$(800,827)	$(2,978,626)	$(6,951,621)	$(34,746,932)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (3)	627,515	(386,265)	1,037,067	1,583,593
Comprehensive loss	$(173,312)	$(3,364,891)	$(5,914,554)	$(33,163,339)

Net loss per share (basic and diluted) (Note 10)	$(0.02)	$(0.10)	$(0.17)	$(1.16)
Weighted average number of shares outstanding (Note 10)	44,501,885	30,000,000	40,526,276	30,000,000

Pro Forma C Corporation Data:
Net loss, as reported		(2,978,626)		(34,746,932)
Pro forma benefit for income taxes		(3,896,035)		(9,701,517)
Pro forma net loss		917,409		(25,045,415)
Basic and Diluted (Note 10)		$0.02		$(0.58)
Weighted average pro forma shares outstanding—basic and diluted (Note 10)		43,107,452		43,107,452

(1) Exclusive of depreciation and amortization	24,152,840	16,115,125	57,641,729	49,658,528
(2) Exclusive of depreciation and amortization	3,033,092	1,783,439	6,599,251	4,729,620
(3) Net of tax	357,594	—	811,906	—
(a) Financial information has been recast to include the financial position and results attributable to Sturgeon. See Note 3.
(b) Financial information includes the financial position and results attributable to Sturgeon for the entire period presented. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

						Additional
	Common Stock		Common	Members'	Accumulated	Paid-In
	Shares	Amount	Partners	Equity	Deficit	Capital	AOCL	Total
Balance at January 1, 2016 (a)	—	$—	$329,090,230	$90,783,508	$—	$—	$(5,926,968)	$413,946,770
Net loss prior to LLC conversion	—	—	(32,085,117)	—	—	—	—	(32,085,117)
Equity based compensation	—	—	(18,683)	—	—	—	—	(18,683)
LLC Conversion (Note 1)	—	—	(296,986,430)	—	—	296,986,430	—	—
Issuance of common stock at public offering, net of offering costs	37,500,000	375,000	—	—	—	102,699,661	—	103,074,661
Stock-based compensation	—	—	—	—	—	519,830	—	519,830
Net loss	—	—	—	(4,044,833)	—	—	—	(4,044,833)
Distributions	—	—	—	(5,000,000)	—	—	—	(5,000,000)
Net loss subsequent to LLC conversion	—	—	—	—	(56,322,878)	—	—	(56,322,878)
Other comprehensive income	—	—	—	—	—	—	2,710,605	2,710,605
Balance at December 31, 2016 (a)	37,500,000	375,000	—	81,738,675	(56,322,878)	400,205,921	(3,216,363)	422,780,355
Net loss	—	—	—	—	(6,951,621)	—	—	(6,951,621)
Stingray acquisition	1,392,548	13,925	—	—	—	25,748,213	—	25,762,138
Sturgeon acquisition	5,607,452	56,075	—	(81,738,675)	—	77,671,715	—	(4,010,885)
Equity based compensation	2,223	22	—	—	—	2,648,189	—	2,648,211
Other comprehensive income	—	—	—	—	—	—	1,037,067	1,037,067
Balance at September 30, 2017	44,502,223	$445,022	$—	$—	$(63,274,499)	$506,274,038	$(2,179,296)	$441,265,265

(a) Financial information has been recast to include the financial position and results attributable to Sturgeon. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
Cash flows from operating activities	2017 (a)	2016 (b)
Net loss	$(6,951,621)	$(34,746,932)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity based compensation	2,648,211	(18,683)
Depreciation, depletion, accretion and amortization	64,354,383	54,483,158
Amortization of coil tubing strings	2,144,231	1,386,856
Amortization of debt origination costs	299,104	452,343
Bad debt expense	117,426	1,779,870
(Gain) loss on disposal of property and equipment	125,653	(426,917)
Gain on bargain purchase	(4,011,512)	—
Impairment of long-lived assets	—	1,870,885
Deferred income taxes	(8,151,410)	(18,906)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(37,439,781)	(2,139,172)
Receivables from related parties	(12,080,870)	167,964
Inventories	(7,878,174)	(119,260)
Prepaid expenses and other assets	2,643,797	59,940
Accounts payable	30,444,904	2,099,991
Payables to related parties	7,934	(394,292)
Accrued expenses and other liabilities	14,392,715	(1,292,176)
Income taxes payable	(28,156)	(4,052)
Net cash provided by operating activities	40,636,834	23,140,617

Cash flows from investing activities:
Purchases of property and equipment	(102,273,490)	(4,108,047)
Business acquisitions	(42,008,187)	—
Proceeds from disposal of property and equipment	782,432	3,399,705
Business combination cash acquired (Note 3)	2,671,558	—
Net cash used in investing activities	(140,827,687)	(708,342)

Cash flows from financing activities:
Borrowings from lines of credit	118,850,000	22,776,411
Repayments of lines of credit	(24,850,000)	(45,776,411)
Repayment of Stingray acquisition long-term debt	(8,851,063)	—
Net cash provided by (used in) financing activities	85,148,937	(23,000,000)
Effect of foreign exchange rate on cash	81,626	186,967
Net decrease in cash and cash equivalents	(14,960,290)	(380,758)
Cash and cash equivalents at beginning of period	29,238,618	4,038,899
Cash and cash equivalents at end of period	$14,278,328	$3,658,141

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,300,250	$2,972,072
Cash paid for income taxes	$840,421	$2,755,562
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in trade accounts payable	$13,647,557	$1,832,892
Acquisition of Sturgeon, Stingray Cementing LLC and Stingray Energy Services LLC (Note 3)	$23,090,580	$—
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

Mammoth, together with its subsidiaries, is an integrated, growth-oriented energy services company serving companies engaged in the exploration and development of North American onshore unconventional oil and natural gas reserves and energy infrastructure. The Company was incorporated in Delaware in June 2016 as a wholly-owned subsidiary of Mammoth Energy Partners LP, a Delaware limited partnership (the "Partnership" or the "Predecessor"). The Partnership was originally formed by Wexford Capital LP (“Wexford”) in February 2014 as a holding company under the name Redback Inc. and was converted to a Delaware limited partnership in August 2014. On November 24, 2014, Gulfport Energy Corporation (“Gulfport”), Rhino Resource Partners LP (“Rhino”) and Mammoth Energy Holdings LLC (“Mammoth Holdings”), an entity controlled by Wexford, contributed their interest in certain of the entities presented below to the Partnership in exchange for 20 million limited partner units. Mammoth Energy Partners GP, LLC (the “General Partner”) held a non-economic general partner interest.

The following companies (the "Operating Entities”) are included in these condensed consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 15, 2010; Bison Trucking LLC (“Bison Trucking”), formed August 9, 2013; White Wing Tubular Services LLC (“White Wing”), formed July 29, 2014; Barracuda Logistics LLC (“Barracuda”), formed October 24, 2014; Mr. Inspections LLC (“MRI”), formed January 25, 2015; Panther Drilling Systems LLC (“Panther”), formed December 11, 2012; Redback Energy Services, LLC (“Energy Services”), formed October 6, 2011; Redback Coil Tubing, LLC (“Coil Tubing”), formed May 15, 2012; Redback Pump Down Services LLC (“Pump Down”), formed January 16, 2015; Muskie Proppant LLC (“Muskie”), formed September 14, 2011; Stingray Pressure Pumping LLC (“Pressure Pumping”), formed March 20, 2012; Stingray Logistics LLC (“Logistics”), formed November 19, 2012; and Great White Sand Tiger Lodging Ltd. (“Lodging”), formed October 1, 2007, Silverback Energy Services LLC ("Silverback"), formed June 8, 2016; Mammoth Equipment Leasing LLC, formed on November 14, 2016; Cobra Acquisitions LLC ("Cobra Acquisitions"), formed January 9, 2017; Cobra Energy LLC ("Cobra"), formed January 24, 2017; Piranha Proppant LLC ("Piranha"), formed March 28, 2017; Mako Acquisitions LLC, (“Mako”) formed on March 28, 2017; Higher Power Electrical LLC ("Higher Power"), acquired April 21, 2017; Stingray Energy Services LLC ("SR Energy"), acquired June 5, 2017; Stingray Cementing LLC ("Cementing"), acquired June 5, 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 5, 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 5, 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 5, 2017; South River Road, LLC (“South River”), acquired June 5, 2017; and 5 Star Electric, LLC ("5 Star"), acquired July 1, 2017.

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

At September 30, 2017 and December 31, 2016, Mammoth Holdings, or its affiliates, Gulfport and Rhino owned the following share of outstanding common stock of Mammoth Inc.:

	At September 30, 2017		At December 31, 2016
	Share Count	% Ownership	Share Count	% Ownership
Mammoth Holdings	25,009,319	56.2%	20,443,903	54.5%
Gulfport	11,171,887	25.1%	9,073,750	24.2%
Rhino	568,794	1.3%	232,347	0.6%
Outstanding shares owned by related parties	36,750,000	82.6%	29,750,000	79.3%
Total outstanding	44,502,223	100.0%	37,500,000	100.0%

Operations

The Company's pressure pumping services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells, well services include coil tubing units used to enhance the flow of oil or natural gas and natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's contract land and directional drilling services provides drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other energy services, which have historically consisted of remote accommodations for people working in the oil sands located in Northern Alberta, Canada, but now include energy infrastructure services.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(b) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the Company's sand reserves and their impact on calculating the depletion expense, the allowance for doubtful accounts, asset retirement obligation, reserves for self-insurance, depreciation and amortization of property and equipment, business combination valuations, amortization of intangible assets, and future cash flows and fair values used to assess recoverability and impairment of long-lived assets, including goodwill.

(c) Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Lodging in a Canadian financial institution. At September 30, 2017, the Company had $3.0 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2016 and the nine months ended September 30, 2017:

Balance, January 1, 2016	$4,011,882
Additions charged to expense	1,968,001
Deductions for uncollectible receivables written off	(602,967)
Balance, December 31, 2016	5,376,916
Additions charged to expense	117,426
Additions other	178,871
Balance, September 30, 2017	$5,673,213

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

Coil tubing strings of various widths, diameters and lengths are included in inventory. The strings are used in providing specialized services to customers who are primarily operators of oil or gas wells and are used at various rates based on factors such as well conditions (i.e. pressure and friction), vertical and horizontal length of the well, running speed of the string in the well, and total running feet accumulated to the string. The Company obtains usage information from data acquisition software and other established assessment methods and attempts to amortize the strings over their estimated useful life. In no event will a string be amortized over a period longer than 12 months. Amortization of coil strings is included in services cost of revenue in the Condensed Consolidated Statements of Comprehensive Loss and totaled $2,144,231 and $1,386,856 for the nine months ended September 30, 2017 and 2016, respectively.

(f) Prepaid Expenses
Prepaid expenses primarily consist of insurance costs. Insurance costs are expensed over the periods that these costs benefit.

(g) Property and Equipment
Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs that do not increase the capacity, improve the efficiency or safety, or improve or extend the useful life are charged to operations as incurred. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is recorded in other, net. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life, or the remaining lease term, as applicable. Depreciation does not begin until property and equipment is placed in service. Once placed in service, depreciation on property and equipment continues while being repaired, refurbished, or between periods of deployment. Sand reserves are depleted using the units-of-production method over the estimated sand reserves.

(h) Sand reserves
Sand reserve costs include engineering, mineralogical studies and other related costs to develop the mine, the removal of overburden to initially expose the mineral and building access ways. Exploration costs are expensed as incurred and classified as product cost of revenue. Capitalization of mine development project costs begins once the deposit is classified as proven and probable reserves. Drilling and related costs are capitalized for deposits where proven and probable reserves exist and the activities are directed at obtaining additional information on the deposit or converting non-reserve minerals to proven and probable reserves and the benefit is to be realized over a period greater than one year. Mining property and development costs are amortized using the units-of-production method on estimated measured tons in in-place reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.

(i) Long-Lived Assets
The Company reviews long-lived assets for recoverability in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standard Codification (“ASC”) Topic 360, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2017 and 2016, the Company recognized an impairment loss of $0 and $1,870,885, respectively, on various fixed assets included in property, plant and equipment, net in the Condensed Consolidated Balance Sheets.

(j) Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The impairment test is a two-step process. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities as if the reporting unit had been acquired in a business combination. The fair value of the reporting unit is determined using the discounted cash flow approach, excluding interest. The impairment for goodwill is measured as the excess of its carrying value over its implied value. Goodwill was tested for impairment as of December 31, 2016. For the nine months ended September 30, 2017 and 2016, no impairment losses were recognized.

(k) Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on the credit facility (See Note 8) and sales tax receivables.

(l) Asset Retirement Obligation
Mine reclamation costs, future remediation costs for inactive mines or other contractual site remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. The nine months ended September 30, 2017 included recognition of $1,732,081 in asset retirement obligations as a result of the Chieftain acquisition (Note 3).

(m) Business Combinations
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

(n) Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. For the nine months ended September 30, 2017 and 2016, no impairment losses were recognized.

(o) Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, trade receivables, long-term debt, trade payables and amounts receivable or payable to related parties. The carrying amount of cash and cash equivalents, trade receivables, trade payables and receivables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of long-term debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

(p) Revenue Recognition
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from remote accommodation services is recognized when rooms are occupied and services have been rendered. Advance deposits on rooms and special events are deferred until services are provided to the customer. For the nine months ended September 30, 2017, the Company recognized and collected $918,963 in business interruption insurance proceeds which is included in service revenue in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The proceeds resulted from loss of revenue relating to wildfires that forced evacuation of personnel.

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

The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”). The Company had $7,435,694 and $2,744,986 of unbilled revenue included in accounts receivable, net in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively. The Company had $14,777,586 and $10,505,240 of unbilled revenue included in receivables from related parties in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.

(q) Earnings per Share
Earnings per share is computed by dividing net loss by the weighted average number of outstanding shares. See Note 10.

(r) Unaudited Pro Forma Loss per Share
The Company’s pro forma basic loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common stock issued in the October 12, 2016 contribution and the IPO was outstanding for the nine months ended September 30, 2016. Diluted earnings per share reflects the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

potential dilution, using the treasury stock method. During periods in which the Company realizes a net loss, restricted stock awards would be anti-dilutive to net loss per share and conversion into common stock is assumed not to occur. See Note 10.

(s) Equity-based Compensation
The Company records equity-based payments at fair value on the date of grant, and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 11.

(t) Stock-based Compensation
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

(u) Income Taxes
On October 12, 2016, immediately prior to the IPO of Mammoth Inc., the Partnership converted into Mammoth LLC a limited liability company. All equity interests in Mammoth LLC were contributed to Mammoth Inc. and Mammoth LLC became a wholly owned subsidiary of Mammoth Inc. Mammoth Inc. is a C corporation under the Internal Revenue Code and is subject to income tax. Historically, each of Mammoth LLC and the Operating Entities other than Lodging were treated as a partnership for federal income tax purposes. As a result, essentially all taxable earnings and losses were passed through to its members, and Mammoth LLC did not pay any federal income taxes at the entity level. Mammoth Inc. owns the member interests in several single member limited liability companies. These LLCs are subject to taxation in Texas where the Company does business; therefore, the Company may provide for income taxes attributable to that state on a current basis. The income tax provision for the period before the IPO has been prepared on a separate return basis for Mammoth LLC and all of its subsidiaries that were treated as a partnership for federal income tax purposes.

Subsequent to the IPO, the Company's operations are included in a consolidated federal income tax return and other state returns. Accordingly, the Company has recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for all its subsidiaries as if each entity were a corporation, regardless of its actual characterization for U.S. federal income tax purposes. The Company's effective tax rate was 37.1% for the nine months ended September 30, 2017. The Company's effective tax rate can fluctuate as a result of the impact of state income taxes, permanent differences and changes in pre-tax income.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. During the nine months ended September 30, 2017 and 2016, no uncertain tax positions existed. Penalties and interest, if any, are recognized in general and administrative expense. The Company's 2016, 2015, 2014 and 2013 income tax returns remain open to examination by the applicable taxing authorities.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(v) Foreign Currency Translation
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

(w) Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of September 30, 2017 and December 31, 2016, there were no probable environmental matters.

(x) Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive income (loss) included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

(y) Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. The Company’s accounts receivable have a concentration in the oil and gas industry and the customer base consists primarily of independent oil and natural gas producers. At  September 30, 2017, one third-party customer accounted for 11% of the Company's trade accounts receivable and receivables from related parties balance combined. At September 30, 2017 and December 31, 2016, related party customers accounted for 41% and 57%, respectively, of the Company's trade accounts receivable and receivables from related parties balance combined. During the nine months ended September 30, 2017 and 2016, one related party customer accounted for 54% and 56%, respectively, of the Company's total revenue. One third-party customers accounted for greater than 10% of the Company's total revenue for nine months ended September 30, 2016, at 12%. No third-party customer accounted for greater than 10% for the nine months ended September 30, 2017.

(z) New Accounting Pronouncements
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes existing revenue recognition requirements in GAAP and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, it requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The ASU was effective for annual and interim reporting periods beginning after December 15, 2016, using either a full or a modified retrospective application approach; however, in July 2015 the FASB decided to defer the effective date by one year (until 2018) by issuing ASU No. 2015-14, "Revenue From Contracts with Customers: Deferral of the Effective Date." The Company expects to adopt this new revenue guidance in the first quarter of 2018. The Company's review has indicated that the pressure pumping services and natural sand proppant segments contain contracts which could lead to changes in the timing of revenue recognition. Although the Company has not completed its review, the Company has made initial assessments of the impact on revenue and expenses. Based on these assessments, the Company currently does not expect a material impact to the Company’s results of operations, financial position and cash flows as a result of this guidance. The Company expects to complete its review of all remaining customer contracts and will make a final assessment in the fourth quarter of 2017. The Company's services are primarily short-term in nature, and it does not expect that the new revenue recognition standard will have a material impact on its financial statements upon adoption. The Company will

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adopt the new standard utilizing the modified retrospective method that will result in a cumulative effect adjustment as of January 1, 2018.

In February 2016, the FASB issued ASU No, 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted. Since a portion of the Company’s revenue may be subject to this new leasing guidance, it is evaluating the possibility of adopting this updated leasing guidance at the same time its adopts the new revenue guidance discussed above, utilizing the retrospective method of adoption. This new leasing guidance will also impact the Company in situations where it is the lessee, and in certain circumstances it will have a right-of-use asset and lease liability on its consolidated financial statements. The Company is currently evaluating the effect the new guidance will have on the Company's consolidated financial statements and results of operations.

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

(4)	Long-term debt assumed was paid off subsequent the acquisition.
Since the acquisition date, the businesses acquired have provided the following activity:

	2017
	SR Energy	Cementing
Revenues	$7,538,735	$4,121,051
Net loss (a)	(1,284,347)	(1,885,743)
a.Includes $1,961,179 and $2,370,569 in depreciation and amortization for SR Energy and Cementing, respectively.
The following table presents unaudited pro forma information as if the acquisition of SR Energy and Cementing had occurred on January 1, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Revenues	$27,481,890	$23,659,445
Net loss	(2,550,270)	(8,171,257)
The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the 2017 Stingray Acquisition. For the nine months ended September 30, 2017, there were $0.2 million transaction related costs expensed. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the 2017 Stingray Acquisition been completed on January 1, 2017. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the Company.

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

(3)	Amount reflected in Condensed Consolidated Statements of Comprehensive Loss reflected net of income taxes of $2,219,020.

(4)	The fair value of the business was determined based on the excess cash flow method, a form of the income approach.
Since the acquisition date, the Chieftain Assets have provided the following activity:

2017
Piranha
Revenues	$3,131,408
Net loss (a)	(5,354,907)
a.Includes $1,617,531 in depreciation and amortization
The following table presents unaudited pro forma information as if the acquisition of the Chieftain Assets had occurred as of January 1, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Revenues	$4,230,359	$7,690,032
Net (loss) income	(2,458,402)	34,127,344

The Company's historical financial information was adjusted to give pro forma effect to the events that were directly attributable to the Chieftain Acquisition. For the nine months ended September 30, 2017, $0.8 million of transaction related costs was expensed.

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

For the nine months ended September 30, 2017, $1.3 million of transaction related costs was expensed.

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

(d) Acquisition of Higher Power

On April 21, 2017, the Company completed its acquisition of Higher Power for total consideration of $3,250,000 in cash to the sellers plus up to $750,000 in contingent consideration to be paid in equal annual installments over the next three years subject to contractual conditions. As of September 30, 2017, $250,000 and $500,000 of the contingent consideration are reflected in the accrued expenses and other current liabilities and other liabilities, respectively. Mammoth funded the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase price for Higher Power with cash on hand and borrowings under its credit facility. The acquisition of Higher Power added an energy infrastructure component to the Company's other energy services segment, helping to diversify its service offerings.

For the nine months ended September 30, 2017, there was $0.1 million of transaction related costs expensed.

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

From its acquisition date through September 30, 2017, Higher Power has provided the following activity:

2017
Higher Power
Revenues	$8,846,930
Net loss (a)	(112,367)
a.Includes $1,052,020 in depreciation and amortization
The following table presents unaudited pro forma information as if the acquisition of Higher Power had occurred as of January 1, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Revenues	$11,618,913	$10,038,825
Net loss	(236,055)	(1,189,496)

(e) Acquisition of 5 Star

On July 1, 2017, the Company completed its acquisition of 5 Star for total consideration of $2,438,000 in cash to the sellers. Mammoth funded the purchase price for 5 Star with cash on hand and borrowings under its credit facility. The acquisition of 5 Star added to the infrastructure component of the Company's other energy services segment.

For the nine months ended September 30, 2017, there was $0.1 million of transaction related costs expensed.

The following table summarizes the fair value of 5 Star as of July 1, 2017:

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5 Star
Accounts receivable	$2,440,440
Property, plant and equipment	1,862,500
Identifiable intangible assets - trade names (1)	300,000
Goodwill (2)	248,058
Total assets acquired	$4,850,998

Long-term debt and other liabilities	$2,412,998
Total liabilities assumed	$2,412,998
Net assets acquired	$2,438,000

(1)
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a "Relief-from-Royalty" method. Non-contractual customer relationships were valued using a "Multi-period excess earnings" method. Identifiable intangible assets will be amortized over 5-10 years.

(2)
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to assembled workforces and future profitability expected to arise from the acquired entity.

From its acquisition date through September 30, 2017, 5 Star has provided the following activity:

2017
5 Star
Revenues	$6,348,734
Net income (a)	776,182
a.Includes $327,351 in depreciation and amortization
The following table presents unaudited pro forma information as if the acquisition of 5 Star had occurred as of January 1, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Revenues	$12,680,853	$13,970,985
Net income (loss)	494,612	(839,125)

4.	Inventories
A summary of the Company's inventories is shown below:

	September 30,	December 31,
	2017	2016
Supplies	$9,038,905	$4,020,670
Raw materials	1,552,225	75,971
Work in process	289,104	205,450
Finished goods	1,283,991	1,822,110
Total inventory	$12,164,225	$6,124,201

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Property, Plant and Equipment
Property, plant and equipment include the following:

		September 30,	December 31,
	Useful Life	2017	2016
Land		$11,316,910	$5,040,482
Land improvements	15 years or life of lease	9,317,354	3,640,976
Buildings	15-39 years	58,814,815	54,833,021
Drilling rigs and related equipment	3-15 years	151,883,172	138,526,519
Pressure pumping equipment	3-5 years	174,609,203	96,500,592
Coil tubing equipment	4-10 years	28,006,153	28,019,217
Rail improvements	10-20 years	5,962,779	4,276,928
Vehicles, trucks and trailers	5-10 years	50,263,851	33,140,599
Machinery and equipment	7-20 years	52,866,319	35,548,357
Other property and equipment	3-12 years	14,208,936	11,461,839
		557,249,492	410,988,530
Deposits on equipment and equipment in process of assembly		22,225,520	9,427,307
		579,475,012	420,415,837
Less: accumulated depreciation		232,157,296	178,296,174
Property, plant and equipment, net		$347,317,716	$242,119,663

Proceeds from customers for horizontal and directional drilling services equipment, damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the nine months ended September 30, 2017, proceeds from the sale of equipment damaged or lost down-hole were $347,844 and gain on sales of equipment damaged or lost down-hole was $221,779. There were no proceeds from the sale of equipment damaged or lost down-hole for the nine months ended September 30, 2016.

A summary of depreciation, depletion, accretion and amortization expense is outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$24,104,784	$15,223,767	$56,301,053	$47,030,398
Accretion expense (see Note 2)	24,825	165	39,234	494
Depletion expense (see Note 2)	682,367	431,706	1,066,839	650,933
Amortization expense (see Note 6)	2,411,757	2,265,833	6,947,257	6,801,333
Depreciation, depletion, accretion and amortization	$27,223,733	$17,921,471	$64,354,383	$54,483,158

Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Goodwill and Intangible Assets
The Company had the following definite lived intangible assets recorded:

	September 30,	December 31,
	2017	2016
Customer relationships	$35,798,000	$33,605,000
Trade names	8,790,000	7,110,000
Less: accumulated amortization - customer relationships	24,027,625	17,655,228
Less: accumulated amortization - trade names	2,067,803	1,492,943
Intangible assets, net	$18,492,572	$21,566,829

Amortization expense for intangible assets was $6,947,257 and $6,801,333 for the nine months ended September 30, 2017 and 2016, respectively. The original life of customer relationships range from 4 to 10 years with a remaining average useful life of 4.57 years. Trade names are amortized over a 10 year useful life and as of September 30, 2017 the remaining useful life was 9.04 years.

Aggregated expected amortization expense for the future periods is expected to be as follows:

Year ended December 31:	Amount
Remainder of 2017	$2,357,126
2018	8,581,505
2019	1,096,004
2020	1,096,004
2021	1,090,252
Thereafter	4,271,681
$18,492,572

Goodwill was $99,810,819 and $88,726,875 at September 30, 2017 and December 31, 2016, respectively. Changes in the goodwill for the year ended December 31, 2016 and the nine months ended September 30, 2017 are set forth below:

Balance, January 1, 2016	$88,726,875
Additions	—
Balance, December 31, 2016	88,726,875
Additions - 2017 Stingray Acquisition (Note 3)	10,192,486
Additions - Higher Power Acquisition (Note 3)	643,400
Additions - 5 Star Acquisition (Note 3)	248,058
Balance, September 30, 2017	$99,810,819

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following:

	September 30,	December 31,
	2017	2016
Accrued compensation, benefits and related taxes	$7,257,925	$2,432,093
Financed insurance premiums	—	3,293,859
State & local taxes payable	1,519,073	319,597
Insurance reserves	2,270,444	971,351
Deferred revenue	6,051,796	—
Other	4,457,304	1,529,298
Total	$21,556,542	$8,546,198

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

At September 30, 2017, all of the $94,000,000 outstanding balance of the facility was in a one month LIBOR rate option tranche with an interest rate of 3.99%. As of September 30, 2017, Mammoth had availability of $69,779,297, which is net of letters of credit of $5,454,187.

As of December 31, 2016, the facility was undrawn and had borrowing base availability of $146,181,002.

The Mammoth facility also contains various customary affirmative and restrictive covenants. Among the various covenants are specifically identified financial covenants placing requirements of a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and minimum availability ($10 million). As of September 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the facility.

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

The components of income tax (benefit) expense attributable to the Company for the nine months ended September 30, 2017 and 2016, are as follows:

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. current income tax (benefit) expense	$—	$44,232	$—	$31,352
U.S. deferred income tax (benefit) expense	(1,330,254)	19,324	(7,826,628)	29,110
Foreign current income tax expense	(100,815)	998,663	505,741	2,652,847
Foreign deferred income tax (benefit) expense	18,389	(6,258)	(1,935)	26,387
Total	$(1,412,680)	$1,055,961	$(7,322,822)	$2,739,696

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Nine Months Ended September 30,
	2017	2016
Loss before income taxes, as reported	$(14,274,443)	$(32,007,236)
Bargain purchase gain, net of tax	(4,011,512)	—
Loss before income taxes, as taxed	(18,285,955)	(32,007,236)
Statutory income tax rate	35%	35%
Expected income tax benefit	(6,400,084)	(11,202,533)
Non-taxable entity	—	14,763,650
Other permanent differences	40,287	33,471
State tax benefit	(301,569)	60,463
Foreign income tax rate differential	(126,630)	(820,580)
Other	(534,826)	(94,775)
Total	$(7,322,822)	$2,739,696

Deferred tax assets and liabilities attributable to the Company consisted of the following:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$2,049,095	$1,892,761
Net operating loss carryforward	4,653,055	—
Deferred stock compensation	2,894,538	1,686,671
Accrued liabilities	1,573,448	746,132
Other	3,470,006	1,785,999
Deferred tax assets	14,640,142	6,111,563

Deferred tax liabilities:
Property and equipment	$(54,589,256)	$(42,525,793)
Intangible assets	(5,995,560)	(7,662,590)
Unrepatriated foreign earnings	(4,948,229)	(3,451,110)
Other	(193,836)	(142,859)
Deferred tax liabilities	(65,726,881)	(53,782,352)
Net deferred tax liability	$(51,086,739)	$(47,670,789)

Reflected in accompanying balance sheet as:
Deferred income taxes	$(51,086,739)	$(47,670,789)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic loss per share:
Allocation of earnings:
Net loss	$(800,827)	$(2,978,626)	$(6,951,621)	$(34,746,932)
Weighted average common shares outstanding	44,501,885	30,000,000	40,526,276	30,000,000
Basic loss per share	$(0.02)	$(0.10)	$(0.17)	$(1.16)

Diluted loss per share:
Allocation of earnings:
Net loss	$(800,827)	$(2,978,626)	$(6,951,621)	$(34,746,932)
Weighted average common shares, including dilutive effect (a)	44,501,885	30,000,000	40,526,276	30,000,000
Diluted loss per share	$(0.02)	$(0.10)	$(0.17)	$(1.16)

a.	No incremental shares of potentially dilutive restricted stock awards were included for periods presented as their effect was antidulitive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Pro Forma C Corporation Data (unaudited):
Net loss, as reported	$(2,978,626)	$(34,746,932)
Pro forma benefit for income taxes	(3,896,035)	(9,701,517)
Pro forma net loss	$917,409	$(25,045,415)

Basic loss per share:
Allocation of earnings:
Net loss	$917,409	$(25,045,415)
Weighted average common shares outstanding	43,107,452	43,107,452
Basic loss per share	$0.02	$(0.58)

Diluted loss per share:
Allocation of earnings:
Net loss	$917,409	$(25,045,415)
Weighted average common shares, including dilutive effect (a)	43,107,452	43,107,452
Diluted loss per share	$0.02	$(0.58)

(a)	No incremental shares of potentially dilutive restricted stock awards were included for periods presented as their effect was antidulitive under the treasury stock method.

11.	Equity Based Compensation
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

Payout is expected to occur following the sale by Mammoth Holding's of its shares of the Company's common stock, which is considered not probable until the event occurs. Therefore, for the awards that contained the Payout provision, no compensation cost was recognized as the distribution rights do not vest until Payout is reached. For the Specified Member awards, the unrecognized amount, which represents the fair value of the award as of the modification dates or grant date, was $5,618,552. For the Non-Employees Member awards, the unrecognized cost, which represents the fair value of the awards as of September 30, 2017 was $41,040,779.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2017	282,780	$14.98
Granted	390,587	21.19
Vested	(2,233)	(17.42)
Forfeited	(8,888)	(15.00)
Unvested shares as of September 30, 2017	662,246	$18.63

As of September 30, 2017, there was $9,294,444 of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $1,028,318 and $2,648,211 for the three and nine months ended September 30, 2017, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in Related Party Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC ("El Toro"); Diamondback E&P, LLC ("Diamondback"); Cementing and SR Energy (collectively, prior to the 2017 Stingray Acquisition, the "2017 Stingray Companies"); Everest Operations Management LLC ("Everest"); Elk City Yard LLC ("Elk City Yard"); Double Barrel Downhole Technologies LLC ("DBDHT"); Orange Leaf Holdings LLC ("Orange Leaf"); Caliber Investment Group LLC ("Caliber"); and Dunvegan North Oilfield Services ULC (“Dunvegan”).

		REVENUES				ACCOUNTS RECEIVABLE
		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2017	2016	2017	2016	2017	2016
Pressure Pumping and Gulfport	(a)	$46,701,582	$35,381,839	$119,546,973	$73,547,397	$26,830,168	$19,094,509
Muskie and Gulfport	(b)	14,055,246	6,557,237	39,200,789	17,788,581	9,464,076	5,373,007
Panther Drilling and Gulfport	(c)	944,177	464,850	2,937,993	1,685,872	1,104,331	1,434,036
Cementing and Gulfport	(d)	3,178,512	—	4,081,829	—	1,663,156	—
SR Energy and Gulfport	(e)	5,768,162	—	7,333,373	—	5,448,130	—
Lodging and Grizzly	(f)	—	4,840	525	5,412	—	274
Bison Drilling and El Toro	(g)	—	—	—	371,873	—	—
Panther Drilling and El Toro	(g)	95,700	—	95,700	171,620	95,700	—
Bison Trucking and El Toro	(g)	—	—	—	130,000	—	—
White Wing and El Toro	(g)	—	—	—	20,431	—	—
Energy Services and El Toro	(h)	25,872	155,855	183,617	405,047	—	108,386
White Wing and Diamondback	(i)	—	—	—	1,650	—	—
Coil Tubing and El Toro	(j)	133,305	—	133,305	318,694	115,631	—
Panther and DBDHT	(k)	13,444	—	27,133	—	25,416	100,450
The Company and 2017 Stingray Companies	(l)	—	21,015	84,722	21,015	—	1,363,056
Other Relationships		—	—	—	—	26,053	115,565
		$70,916,000	$42,585,636	$173,625,959	$94,467,592	$44,772,661	$27,589,283

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	Panther Drilling performs drilling services for Gulfport pursuant to a master service agreement.

d.	Cementing performs well cementing services for Gulfport.

e.	SR Energy performs rental services for Gulfport.

f.	Lodging provides remote accommodation and food services to Grizzly, an entity owned approximately 75% by affiliates of Wexford and approximately 25% by Gulfport.

g.	The contract land and directional drilling segment provides services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

h.	Energy Services performs completion and production services for El Toro pursuant to a master service agreement.

i.	White Wing provides rental services to Diamondback.

j.	Coil Tubing provides to El Toro services in connection with completion and drilling activities.

k.	Panther provides services and materials to DBDHT.

l.	The Company provided certain services to the 2017 Stingray Companies.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		COST OF REVENUE				ACCOUNTS PAYABLE
		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2017	2016	2017	2016	2017	2016
Panther and DBDHT	(a)	$—	$—	$127,778	$48,998	$—	$—
Bison Trucking and Diamondback	(b)	—	43,598	66,522	127,556	—	—
Energy Services and Elk City Yard	(c)	8,899	26,700	62,299	80,100	—	—
Lodging and Dunvegan	(d)	—	6,121	—	8,574	—	3,199
Bison Trucking and El Toro	(e)	—	—	—	5,000	93	—
The Company and 2017 Stingray Companies	(f)	—	510,668	444,409	516,851	—	174,145
		$8,899	$587,087	$701,008	$787,079	$93	$177,344

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Everest	(g)	$32,255	$54,442	$140,372	$190,197	$7,857	$12,668
The Company and Wexford	(h)	184,622	57,046	582,916	193,303	158,386	13,197
Mammoth and Orange Leaf	(i)	—	19,674	45,786	73,005	—	—
Mammoth and Caliber	(j)	137,258	—	209,256	—	43,608	—
Sand Tiger and Grizzly	(k)	84	—	4,131	—	722	—
Lodging and Dunvegan	(d)	1,023	—	3,665	—	686	—
		$355,242	$131,162	$986,126	$456,505	$211,259	$25,865
						$211,352	$203,209

a.	Panther rents rotary steerable equipment in connection with its directional drilling services from DBDHT.

b.	Bison Trucking leased office space from Diamondback in Midland, Texas.

c.	Energy Services leases property from Elk City Yard.

d.	Dunvegan provides technical and administrative services and pays for goods and services on behalf of the Company.

e.	Bison Trucking leases space from El Toro for storage of a rig.

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

Aggregate future minimum payments under these obligations in effect at September 30, 2017 are as follows:

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31:	Operating Leases	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2017	$3,377,429	$26,847,278	$3,556,655
2018	13,047,020	—	10,866,000
2019	10,533,906	—	10,866,000
2020	8,085,194	—	—
2021	5,744,808	—	—
Thereafter	6,189,124	—	—
	$46,977,481	$26,847,278	$25,288,655

For the nine months ended September 30, 2017 and 2016, the Company recognized rent expense of $7,399,404 and $6,174,150, respectively.

The Company has various letters of credit totaling $454,560 to secure rail car lease payments. These letters of credit were issued under the Company's revolving credit agreement and are collateralized by substantially all of the assets of the Company.

The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of September 30, 2017 and December 31, 2016, the policy requires a per deductible per occurrence of up to $250,000. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of September 30, 2017 and December 31, 2016, the policies contained an aggregate stop loss of $2,000,000. The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $150,000 per participant and an aggregate stop-loss of $5,799,991 for the calendar year ending December 31, 2017. These estimates may change in the near term as actual claims continue to develop. As of September 30, 2017 and December 31, 2016, accrued insurance claims were $2,270,444 and $971,351, respectively. In connection with the insurance programs, letters of credit of $1,636,000 and $1,285,000 as of September 30, 2017 and December 31, 2016, respectively, have been issued supporting the retained risk exposure. As of September 30, 2017, in connection with environmental remediation programs, letters of credit of $3,363,627 have been issued supporting the retained risk exposure. As of both September 30, 2017 and December 31, 2016, these letters of credit were collateralized by substantially all of the assets of the Company.

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

On June 3, 2015, a putative class and collective action lawsuit alleging that Pressure Pumping failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Ohio law was filed titled William Crigler, et al v. Stingray Pressure Pumping, LLC in the U.S. District Court Southern District of Ohio Eastern Division. The parties have reached a settlement of this matter which received final approval from the court in August 2017. This settlement is expected to be payable in 2017. This settlement will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 4% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the nine months ended September 30, 2017 and 2016, the Company paid $0 and $102,230, respectively, in contributions to the plan.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Completion and Production
Nine Months Ended September 30, 2017	Pressure Pumping Services	Well Services	Sand	Drilling	Other Energy Services	Total
Revenue from external customers	$46,511,384	$15,852,372	$29,043,367	$33,805,844	$23,694,054	$148,907,021
Revenue from related parties	$119,570,520	$11,793,299	$39,200,789	$3,060,826	$525	$173,625,959
Cost of revenue	$117,494,570	$24,288,693	$57,759,173	$34,584,336	$16,243,862	$250,370,634
Selling, general and administrative expenses	$6,690,812	$2,789,881	$6,314,182	$4,103,053	$2,561,237	$22,459,165
Earnings before interest, other expense, impairment, taxes and depreciation and amortization	$41,896,522	$567,097	$4,170,801	$(1,820,719)	$4,889,480	$49,703,181
Other expense	$126,650	$36,195	$251,520	$262,560	$28,969	$705,894
Bargain purchase gain	$—	$—	$(4,011,512)	$—	$—	$(4,011,512)
Interest expense (income)	$1,023,519	$(14,019)	$572,096	$1,227,422	$119,841	$2,928,859
Depreciation, depletion, accretion and amortization	$31,823,408	$7,939,784	$6,603,001	$14,978,300	$3,009,890	$64,354,383
Income tax (benefit) provision	$—	$(7,778,970)	$32,326	$—	$423,822	$(7,322,822)
Net income (loss)	$8,922,945	$384,107	$723,370	$(18,289,001)	$1,306,958	$(6,951,621)
Total expenditures for property, plant and equipment	$72,982,713	$1,121,873	$7,897,818	$8,257,702	$12,013,384	$102,273,490
Three Months Ended September 30, 2017
Revenue from external customers	$29,003,286	$7,055,718	$15,276,279	$12,590,622	$14,462,995	$78,388,900
Revenue from related parties	$46,701,582	$9,105,851	$14,055,246	$1,053,321	$—	$70,916,000
Cost of revenue	$52,960,761	$13,852,628	$25,177,849	$11,597,757	$10,943,699	$114,532,694
Selling, general and administrative expenses	$2,511,147	$1,091,378	$1,840,746	$1,374,275	$1,205,115	$8,022,661
Earnings before interest, other expense, impairment, taxes and depreciation and amortization	$20,232,960	$1,217,563	$2,312,930	$671,911	$2,314,181	$26,749,545
Other expense	$120,261	$38,186	$97,744	$38,324	$24,737	$319,252
Interest expense	$591,724	$94,357	$86,857	$570,364	$76,765	$1,420,067
Depreciation, depletion, accretion and amortization	$13,038,962	$4,511,622	$3,034,342	$5,035,990	$1,602,817	$27,223,733
Income tax (benefit) provision	$—	$(1,278,456)	$23,824	$—	$(158,048)	$(1,412,680)
Net income (loss)	$6,482,013	$(2,148,146)	$(929,837)	$(4,972,767)	$767,910	$(800,827)
Total expenditures for property, plant and equipment	$19,580,804	$777,399	$4,927,935	$2,356,885	$8,054,748	$35,697,771
At September 30, 2017
Goodwill	$86,043,147	$10,192,486	$2,683,727	$—	$891,459	$99,810,819
Intangible assets, net	$14,652,434	$2,022,430	$—	$—	$1,817,708	$18,492,572
Total assets	$270,394,551	$93,523,385	$169,424,805	$94,661,601	$57,131,438	$685,135,780

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Completion and Production
Nine Months Ended September 30, 2016	Pressure Pumping Services	Well Services	Sand	Drilling	Other Energy Services	Total
Revenue from external customers	$18,294,739	$6,470,485	$4,651,673	$17,946,458	$23,253,092	$70,616,447
Revenue from related parties	$73,559,413	$732,740	$17,788,581	$2,381,446	$5,412	$94,467,592
Cost of revenue	$60,866,617	$10,030,214	$22,861,407	$22,010,295	$9,993,073	$125,761,606
Selling, general and administrative expenses	$2,981,718	$1,512,824	$2,525,310	$3,353,243	$1,641,524	$12,014,619
Earnings before interest, other expense (income), impairment, taxes and depreciation and amortization	$28,005,817	$(4,339,813)	$(2,946,463)	$(5,035,634)	$11,623,907	$27,307,814
Other expense (income)	$25,087	$(671,986)	$82,422	$179,639	$12,944	$(371,894)
Interest expense	$502,781	$178,584	$319,855	$2,272,913	$58,768	$3,332,901
Depreciation, depletion, accretion and amortization	$27,964,092	$3,903,924	$4,734,540	$16,243,626	$1,636,976	$54,483,158
Impairment of long-lived assets	$138,587	$1,384,751	$—	$347,547	$—	$1,870,885
Income tax provision	$—	$2,835	$3,716	$—	$2,733,145	$2,739,696
Net (loss) income	$(624,730)	$(9,137,921)	$(8,086,996)	$(24,079,359)	$7,182,074	$(34,746,932)
Total expenditures for property, plant and equipment	$1,262,854	$404,612	$522,267	$1,492,476	$425,838	$4,108,047
Three Months Ended September 30, 2016
Revenue from external customers	$137,626	$2,109,874	$1,675,230	$8,230,625	$8,599,555	$20,752,910
Revenue from related parties	$35,393,855	$164,854	$6,557,237	$464,850	$4,840	$42,585,636
Cost of revenue	$20,782,936	$3,068,159	$6,429,040	$9,042,242	$3,544,410	$42,866,787
Selling, general and administrative expenses	$916,176	$499,346	$415,505	$786,008	$577,572	$3,194,607
Earnings before interest, other expense, impairment, taxes and depreciation and amortization	$13,832,369	$(1,292,777)	$1,387,922	$(1,132,775)	$4,482,413	$17,277,152
Other expense	$1,262	$1,159	$9,439	$237,211	$4,761	$253,832
Interest expense	$134,017	$29,489	$108,744	$718,706	$33,558	$1,024,514
Depreciation, depletion, accretion and amortization	$9,050,605	$1,233,702	$1,784,689	$5,297,694	$554,781	$17,921,471
Impairment of long-lived assets	$—	$—	$—	$—	$—	$—
Income tax provision	$—	$5,929	$3,716	$—	$1,046,316	$1,055,961
Net income (loss)	$4,646,485	$(2,563,056)	$(518,666)	$(7,386,386)	$2,842,997	$(2,978,626)
Total expenditures for property, plant and equipment	$335,312	$156,783	$359,656	$1,069,381	$12,706	$1,933,838
At September 30, 2016
Goodwill	$86,043,148	$—	$2,683,727	$—	$—	$88,726,875
Intangible assets, net	$23,697,850	$138,646	$—	$—	$—	$23,836,496
Total assets	$195,138,423	$41,263,250	$108,773,302	$103,882,141	$32,896,862	$481,953,978

The pressure pumping services segment provides hydraulic fracturing. The well services segment provides coil tubing, flowback and equipment rental services. The sand segment sells, distributes and produces sand for use in hydraulic fracturing. The contract land and directional drilling services segment provides vertical, horizontal and directional drilling services. The other energy services segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers that are located in remote areas away from readily available lodging as well as energy infrastructure services. The pressure pumping and well service segments primarily services in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Eagle Ford and Permian basin in Texas and the SCOOP/STACK in the mid-continent region. The natural sand proppant segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The contract land and directional drilling services segment primarily services the Permian Basin in West Texas. The other energy services segment provides service in Canada, Texas and New Mexico.

16.	Subsequent Events
Subsequent to September 30, 2017, the Company entered into railcar lease agreements with aggregate commitments of $2.2 million.

Subsequent to September 30, 2017, the Company ordered additional capital equipment with aggregate commitments of $3.4 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to September 30, 2017, the Company entered into an agreement to purchase sand from an unrelated third party seller with aggregate commitments of $2.2 million.

On October 19, 2017, Cobra entered into a contract to aid in the restoration of utility infrastructure on the island of Puerto Rico. The contract provides for payments of up to $200.0 million, including an initial payment of $15.0 million at the time of signing. As of November 7, 2017, the Company had entered into $32.7 million of commitments related to this contract and made prepayments and deposits of $12.6 million with respect to these commitments.

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

Overview

We are an integrated, growth-oriented energy service company serving companies engaged in the exploration and development of North American onshore unconventional oil and natural gas reserves and energy infrastructure. Our primary business objective is to grow our operations and create value for stockholders through organic opportunities and accretive acquisitions. Our suite of services includes pressure pumping services, well services, natural sand proppant services, contract land and directional drilling services and other energy services. Our pressure pumping services division provides hydraulic fracturing services. Our well services division provides pressure control services, cementing, flowback services and equipment rentals. Our natural sand proppant services division sells, distributes and produces proppant for hydraulic fracturing. Our contract land and directional drilling services division provides drilling rigs and crews for operators as well as rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. Our other energy services division has historically provided housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging and now also includes energy infrastructure services. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of completion and production and drilling related services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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

On June 5, 2017, we acquired Sturgeon Acquisitions LLC, or Sturgeon, and Sturgeon's wholly owned subsidiaries Taylor Frac, LLC, Taylor Real Estate Investments, LLC and South River Road, LLC. Prior to the acquisition, we and Sturgeon were under common control and, in accordance with generally accepted accounting principles in the United States, or GAAP, we have accounted for this acquisition in a manner similar to the pooling of interest method of accounting. Therefore, our historical financial information for all periods included in this Quarterly Report on Form 10-Q has been recast to combine Sturgeon's financial results with our financial results as if the acquisition had been effective since Sturgeon commenced operations.

Third Quarter 2017 Highlights

Expansion of Services

During the third quarter of 2017, we expanded our pressure pumping, sand and last-mile trucking services into the SCOOP/STACK. The startup of our fifth pressure pumping fleet occurred in August 2017 with the startup of our sixth fleet occurring in October 2017, both of which were in the Mid-Continent.

5-Star Acquisition

On July 1, 2017, we completed our acquisition of 5 Star Electric, LLC, or 5 Star, from unrelated third party sellers. We funded the the acquisition of 5 Star with cash on hand and borrowings under our credit facility. The acquisition of 5 Star expanded the energy infrastructure component of our other energy services segment.

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

The reduction in demand during the first part of 2016, and the resulting oversupply of many of the services and products we provide, substantially reduced the prices we could charge our customers for our products and services, and had a negative impact on the utilization of our services. This overall trend with respect to our customers’ activities and spending reversed in late 2016 as oil prices started to rebound from the 12-year low recorded on February 11, 2016 of $26.21 per barrel, reaching a high of $54.06 per barrel on December 28, 2016. During the first nine months of 2017, oil traded between a low of $42.53 per barrel recorded on June 21, 2017 and a high of $54.45 per barrel on February 23, 2017, with an average of $49.40 per barrel. This increase in commodity prices from 2016 levels has spurred a significant increase in the land rig count with 918 rigs operating on September 29, 2017, up approximately 45% from the 635 rigs operating at year-end 2016. As the rig count increased, we experienced an increase in activity and pricing, mainly in our completion and production, natural sand proppant and contract land and directional drilling businesses. If near term commodity prices remain at current levels or recover further, we expect to continue to experience an increase in demand for our services and products. Despite the anticipated declines in remote accommodation services revenue, our other energy services revenue increased during the third quarter of 2017 as our energy infrastructure services began to contribute to our financial results. Within this segment, subsequent to the end of the third quarter of 2017, our subsidiary Cobra Acquisitions LLC, or Cobra, signed a contract to aid in the restoration of the electric utility infrastructure in Puerto Rico that provides for payments of up to $200 million. Under the terms of this contract, we intend to mobilize more than 500 people and the necessary equipment to Puerto Rico.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016
Revenue:
Pressure pumping services	$75,704,868	$35,531,481
Well services	16,161,569	2,274,728
Natural sand proppant services	29,331,525	8,232,467
Contract land and directional drilling services	13,643,943	8,695,475
Other energy services	14,462,995	8,604,395
Total revenue	149,304,900	63,338,546

Cost of revenue:
Pressure pumping services	52,960,761	20,782,936
Well services	13,852,628	3,068,159
Natural sand proppant services	25,177,849	6,429,040
Contract land and directional drilling services	11,597,757	9,042,242
Other energy services	10,943,699	3,544,410
Total cost of revenue	114,532,694	42,866,787
Selling, general and administrative expenses	8,022,661	3,194,607
Depreciation and amortization	27,223,733	17,921,471
Operating loss	(474,188)	(644,319)
Interest expense, net	(1,420,067)	(1,024,514)
Other expense, net	(319,252)	(253,832)
Loss before income taxes	(2,213,507)	(1,922,665)
(Benefit) provision for income taxes	(1,412,680)	1,055,961
Net loss	$(800,827)	$(2,978,626)

Revenue. Revenue for the three months ended September 30, 2017 increased $86.0 million, or 136%, to $149.3 million from $63.3 million for the three months ended September 30, 2016. Revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division revenue increased $40.2 million, or 113%, to $75.7 million for the three months ended September 30, 2017 from $35.5 million for the three months ended September 30, 2016. The increase was primarily driven by an increase in fleet utilization from two active fleets, averaging 36% utilization, for the three months ended September 30, 2016 to 82%, on an average of five active fleets for the three months ended September 30, 2017. Our fourth and fifth fleets began working in June and August 2017, respectively. Additionally, the number of stages completed increased to 1,617 for the three months ended September 30, 2017 from 511 for the three months ended September 30, 2016.

Well Services. Well services division revenue increased $13.9 million, or 604%, to $16.2 million for the three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016. Cementing and energy services accounted for $9.1 million of the increase as a result of our Stingray Cementing and Stingray Energy acquisitions. Our coil tubing services accounted for $4.1 million of our operating division increase, as a result of increased utilization and an increase in average day rates from approximately $16,800 for the three months ended September 30, 2016 to approximately $30,200 for the three months ended September 30, 2017. Our flowback services accounted for $0.7 million of our operating division increase, as a result of an increase in utilization.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $21.1 million, or 257%, to $29.3 million for the three months ended September 30, 2017, from $8.2 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in tons of sand sold from 188,018 for the three months ended September 30, 2016 to 438,800 for the three months ended September 30, 2017. In addition, the price per ton of sand sold increased from $44 to $67, from the three months ended September 30, 2016 to the three months ended September 30, 2017.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue increased $4.9 million, or 56%, from $8.7 million for the three months ended September 30, 2016 to $13.6 million for the three months ended September 30, 2017. The increase was primarily attributable to our land drilling services, which accounted for $2.0 million, or 41%, of the operating division increase as a result of an increase in average day rates from approximately $12,200 to approximately $14,800 for the three months ended September 30, 2016 and 2017, respectively. The average rig count remained consistent at an average of five rigs for each respective period. Our directional drilling services accounted for $1.5 million, or 30%, of the operating division increase as a result of utilization increasing from 25% for the three months ended September 30, 2016 to 32% for the three months ended September 30, 2017. Our rig moving services accounted for $1.4 million, or 29%, of the operating division increase. The increase in our rig moving services was driven by the increase in drilling activity.

Other Energy Services. Other energy services division revenue, which has historically included only remote accommodation services but now also includes energy infrastructure services, increased $5.9 million, or 69%, to $14.5 million for the three months ended September 30, 2017 from $8.6 million for the three months ended September 30, 2016. The increase was a result of revenue from our energy infrastructure services of $13.5 million. The increase from energy infrastructure services was partially offset by a decrease in total rooms nights rented from 65,455 to 5,569 for the three months ended September 30, 2016 and 2017, respectively, partially offset by an increase in revenue per room night, in Canadian dollars, from $172 for the three months ended September 30, 2016 to $187 for the three months ended September 30, 2017.

Cost of Revenue. Cost of revenue increased $71.6 million from $42.9 million, or 68% of total revenue, for the three months ended September 30, 2016 to $114.5 million, or 77% of total revenue, for the three months ended September 30, 2017. Cost of revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division cost of revenue increased $32.2 million, or 155%, to $53.0 million for the three months ended September 30, 2017 from $20.8 million for the three months ended September 30, 2016. The increase was primarily due to the increase in active fleets, which resulted in increases in proppant costs, repairs and maintenance expense and labor-related costs. The labor-related costs were primarily as a result of staffing our third, fourth and fifth pressure pumping fleets during 2017. As a percentage of revenue, our pressure pumping services division cost of revenue was 70% and 58% for the three months ended September 30, 2017 and September 30, 2016, respectively.

Well Services. Well services division cost of revenue increased $10.8 million, or 348%, from $3.1 million for the three months ended September 30, 2016 to $13.9 million for the three months ended September 30, 2017. The increase was primarily due to increases in labor-related costs and the acquisition of Stingray Cementing and Stingray Energy. As a percentage of revenue, our well services division cost of revenue was 86% and 135% for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease in cost of revenue as a percentage of revenue was primarily due to the increase in utilization and average day rates from our coil tubing division.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue increased $18.8 million, or 294%, from $6.4 million for the three months ended September 30, 2016 to $25.2 million for the three months ended September 30, 2017, primarily due to an increase in tons of sand sold. As a percentage of revenue, cost of revenue was 86% and 78% for the three months ended September 30, 2017 and September 30, 2016, respectively. The increase was primarily due to increases in sales to the pressure pumping division which are eliminated in consolidation.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division cost of revenue increased $2.6 million, or 29%, from $9.0 million for the three months ended September 30, 2016 to $11.6 million for the three months ended September 30, 2017, primarily due to an increase in labor-related costs, repairs and maintenance and increased utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue was 85% and 104% for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease was primarily due to higher day rates and utilization.

Other Energy Services. Other energy services division cost of revenue increased $7.4 million, or 211%, from $3.5 million for the three months ended September 30, 2016 to $10.9 million for the three months ended

September 30, 2017. As a percentage of revenue, cost of revenue was 76% and 41% for the three months ended September 30, 2017 and 2016, respectively. The increase attributable to costs from our energy infrastructure services was partially offset by decreases in costs attributable to our remote accommodation services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses increased $4.8 million, or 150%, to $8.0 million for the three months ended September 30, 2017, from $3.2 million for the three months ended September 30, 2016. The increase in expenses was primarily attributable to a $1.5 million increase in compensation, of which $1.0 million was related to equity based compensation, a $3.4 million increase in professional fees and services, of which $0.3 million was related to acquisition-related costs, and a $0.1 million reduction in bad debt expense for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Depreciation and Amortization. Depreciation and amortization increased $9.3 million, or 52%, to $27.2 million for the three months ended September 30, 2017 from $17.9 million for the three months ended September 30, 2016. The increase was primarily attributable to placing in service of $162.6 million of capital additions during 2017 partially offset by $26.2 million and $14.9 million of assets that fully depreciated during 2016 and 2017, respectively.

Interest Expense, Net. Interest expense increased $0.4 million, or 40%, to $1.4 million during the three months ended September 30, 2017, from $1.0 million during the three months ended September 30, 2016. The increase in interest expense was attributable to an increase in average borrowings during the three months ended September 30, 2017.

Other Expense, Net. Non-operating expense resulted in expense of $0.3 million for both the three months ended September 30, 2016 and 2017. Both periods were primarily comprised of loss recognition on assets disposed of during the period.

Income Taxes. Prior to our initial public offering in October 2016, we were treated as a pass-through entity for federal income tax and most state income tax purposes. For the three months ended September 30, 2017, we recognized income tax benefit of $1.4 million compared to an income tax expense of $1.1 million for the three months ended September 30, 2016. The provision for the three months ended September 30, 2016 was primarily attributable to our subsidiary, Lodging, which provides our remote accommodation services.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016
Revenue:
Pressure pumping services	$166,081,904	$91,854,152
Well services	27,645,671	7,203,225
Natural sand proppant services	68,244,156	22,440,254
Contract land and directional drilling services	36,866,670	20,327,904
Other energy services	23,694,579	23,258,504
Total revenue	322,532,980	165,084,039

Cost of revenue:
Pressure pumping services	117,494,570	60,866,617
Well services	24,288,693	10,030,214
Natural sand proppant services	57,759,173	22,861,407
Contract land and directional drilling services	34,584,336	22,010,295
Other energy services	16,243,862	9,993,073
Total cost of revenue	250,370,634	125,761,606
Selling, general and administrative expenses	22,459,165	12,014,619
Depreciation and amortization	64,354,383	54,483,158
Impairment of long-lived assets	—	1,870,885
Operating loss	(14,651,202)	(29,046,229)
Interest expense, net	(2,928,859)	(3,332,901)
Bargain purchase gain, net of tax	4,011,512	—
Other (expense) income, net	(705,894)	371,894
Loss before income taxes	(14,274,443)	(32,007,236)
(Benefit) provision for income taxes	(7,322,822)	2,739,696
Net loss	$(6,951,621)	$(34,746,932)

Revenue. Revenue for the nine months ended September 30, 2017 increased $157.4 million, or 95%, to $322.5 million from $165.1 million for the nine months ended September 30, 2016. Revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division revenue increased $74.2 million, or 81%, to $166.1 million for the nine months ended September 30, 2017 from $91.9 million for the nine months ended September 30, 2016. The increase was primarily driven by an increase in fleet utilization of 45%, on an average of two active fleets, for the nine months ended September 30, 2016 to 84%, on an average of 3.3 active fleets, for the nine months ended September 30, 2017. Additionally, the number of stages completed increased to 3,764 for the nine months ended September 30, 2017 from 1,678 for the nine months ended September 30, 2016.

Well Services. Well services division revenue increased $20.4 million, or 283%, to $27.6 million for the nine months ended September 30, 2017 from $7.2 million for the nine months ended September 30, 2016. The cementing and energy services divisions accounted for $11.7 million of the increase as a result of our Stingray Cementing and Stingray Energy acquisitions. Our coil tubing services accounted for $7.9 million of our operating division increase, as a result of increased utilization and an increase in average day rates from approximately $17,933 for the nine months ended September 30, 2016 to approximately $26,933 for the nine months ended September 30, 2017. Our flowback services accounted for $0.8 million of our operating division increase, as a result of increased utilization.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $45.8 million, or 204%, to $68.2 million for the nine months ended September 30, 2017, from $22.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in tons sold from approximately

447,908 for the nine months ended September 30, 2016 to approximately 1,035,506 in the nine months ended September 30, 2017, in addition to an increase in price per ton of of sand sold from $50 to $66, for the nine months ended September 30, 2016 and 2017, respectively.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue increased $16.6 million, or 82%, from $20.3 million for the nine months ended September 30, 2016 to $36.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to our land drilling services, which accounted for $9.0 million, or 55%, of the operating division increase. The increase in our land drilling services was driven by a increase in average active rigs from four for the nine months ended September 30, 2016 to five for the nine months ended September 30, 2017 as well as a increase in average day rates from approximately $12,667 to approximately $14,433 during those same periods. Our directional drilling services accounted for $4.0 million, or 24%, of the operating division increase as a result of utilization declining from 18% for the nine months ended September 30, 2016 to 28% for the nine months ended September 30, 2017. Our rig moving services accounted for $3.7 million, or 22%, of the operating division increase primarily driven by the increase in drilling activity. Our drill pipe inspection services accounted for a decline of $0.2 million, or (1)%, of the operating division.

Other Energy Services. Other energy services division revenue increased $0.4 million, or 2%, to $23.7 million for the nine months ended September 30, 2017 from $23.3 million for the nine months ended September 30, 2016. The increase in attributable to $15.2 million of revenue from our energy infrastructure services during the nine months ended September 30, 2017. We did not not provide infrastructure services during the same period in 2016. The increase from our infrastructure services was offset by a decrease in our remote accommodation services due to a decrease in total room nights rented from 174,684 for the nine months ended September 30, 2016 to 55,007 for the nine months ended September 30, 2017 partially offset by an increase in revenue per room night, in Canadian dollars, from $176 for the nine months ended September 30, 2016 to $202 for the nine months ended September 30, 2017. The decrease in revenue from our remote accommodation services was partially offset by approximately $0.9 million of business interruption insurance proceeds we collected and recognized for the nine months ended September 30, 2017.

Cost of revenue. Cost of revenue increased $124.6 million from $125.8 million, or 76% of total revenue, for the nine months ended September 30, 2016 to $250.4 million, or 78% of total revenue, for the nine months ended September 30, 2017. Cost of revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division cost of revenue increased $56.6 million, or 93%, to $117.5 million for the nine months ended September 30, 2017 from $60.9 million for the nine months ended September 30, 2016. The increase was primarily due to our additional fleets, which resulted in increases in proppant costs, repairs and maintenance expense and labor-related costs. The labor-related costs increased primarily as a result of staffing our third, fourth and fifth pressure pumping fleets which came online during 2017. As a percentage of revenue, our pressure pumping services division cost of revenue was 71% and 66% for the nine months ended September 30, 2017 and 2016, respectively.

Well Services. Well services division cost of revenue increased $14.3 million, or 143%, from $10.0 million for the nine months ended September 30, 2016 to $24.3 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in labor-related costs. As a percentage of revenue, our well services division cost of revenue was 88% and 139% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in cost of revenue as a percentage of revenue was primarily due to increases in utilization as well as pricing in our coil tubing services.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue increased $34.9 million, or 152%, from $22.9 million for the nine months ended September 30, 2016 to $57.8 million for the nine months ended September 30, 2017, primarily due to an increase in tons sold. As a percentage of revenue, cost of revenue was 85% and 102% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cost of revenue as a percentage of revenue was primarily due to an increase in price per ton sold.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division cost of revenue increased $12.6 million, or 57%, from $22.0 million for the nine months ended September 30, 2016 to $34.6 million for the nine months ended September 30, 2017, primarily due to an increase in labor-related costs, repairs and maintenance and increased utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue was 94% and 108% for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to higher day rates and utilization.

Other Energy Services. Other energy services division cost of revenue increased $6.2 million, or 62%, from $10.0 million the nine months ended September 30, 2016 to $16.2 million for the nine months ended September 30, 2017, primarily due to costs associated with our energy infrastructure services of $11.8 million, which were offset by decreases in costs associated with our remote accommodation services. As a percentage of revenue, cost of revenue was 69% and 43% for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily due to the decrease in total room nights rented from 174,684 for the nine months ended September 30, 2016 to 55,007 for the nine months ended September 30, 2017.

Selling, General and Administrative expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses increased $10.5 million, or 88%, to $22.5 million for the nine months ended September 30, 2017, from $12.0 million for the nine months ended September 30, 2016. The increase in expenses was primarily attributable to a $6.5 million increase in compensation and benefits, of which $2.5 million was related to equity based compensation, and a $5.0 million increase in professional fees, of which $2.6 million was related to acquisition-related costs, partially offset by a decrease in bad debt expense of $1.1 million.

Depreciation and Amortization. Depreciation and amortization increased $9.9 million, or 18%, to $64.4 million for the nine months ended September 30, 2017 from $54.5 million for the nine months ended September 30, 2016. The increase was primarily attributable to placing in service of $162.6 million of capital additions during 2017, partially offset by $26.2 million and $14.9 million of assets that fully depreciated during 2016 and 2017, respectively.

Impairment of Long-lived Assets. The nine months ended September 30, 2016 included impairment charges of $1.9 million attributable to various fixed assets in the amount of $0.4 million, $0.1 million and $1.4 million for the contract land and directional drilling services, pressure pumping and well service segments, respectively.

Interest Expense, Net. Interest expense decreased $0.4 million, or 12%, to $2.9 million during the nine months ended September 30, 2017, from $3.3 million during the nine months ended September 30, 2016. The decrease in interest expense was attributable to a decrease in average borrowings during the nine months ended September 30, 2017.

Bargain Purchase Gain. Bargain purchase resulted in a gain of $4.0 million for the nine months ended September 30, 2017 on the purchase of Chieftain (see Note 3 of Part I of this Report).

Other (Expense) Income, Net. Non-operating (charges) income resulted in expense of $0.7 million for the nine months ended September 30, 2017, compared to other income, net of $0.4 million for the nine months ended September 30, 2016. Both periods were primarily comprised of income/loss recognition on assets disposed during the period.

Income Taxes. Prior to our initial public offering in October 2016, we were treated as a pass-through entity for federal income tax and most state income tax purposes. For the nine months ended September 30, 2017, we recognized income tax benefit of $7.3 million compared to an income tax expense of $2.7 million for the nine months ended September 30, 2016. The provision for the nine months ended September 30, 2016 was primarily attributable to our subsidiary, Lodging, which provides our remote accommodation services.

Non-GAAP Financial Measures

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, accretion and amortization, impairment of long-lived assets, acquisition related costs, equity based compensation, interest expense, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets), bargain purchase gain and provision (benefit) for income taxes. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods.

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net loss	$(800,827)	$(2,978,626)	$(6,951,621)	$(34,746,932)
Depreciation, depletion, accretion and amortization expense	27,223,733	17,921,471	64,354,383	54,483,158
Impairment of long-lived assets	—	—	—	1,870,885
Acquisition related costs	264,091	—	2,454,840	—
Equity based compensation	1,028,317	(18,683)	2,648,210	(18,683)
Bargain purchase gain	—	—	(4,011,512)	—
Interest expense	1,420,067	1,024,514	2,928,859	3,332,901
Other expense (income), net	319,252	253,832	705,894	(371,894)
(Benefit) provision for income taxes	(1,412,680)	1,055,961	(7,322,822)	2,739,696
Adjusted EBITDA	$28,041,953	$17,258,469	$54,806,231	$27,289,131

Pressure Pumping Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net income (loss)	$6,482,013	$4,646,485	$8,922,945	$(624,730)
Depreciation and amortization expense	13,038,962	9,050,605	31,823,408	27,964,092
Impairment of long-lived assets	—	—	—	138,587
Acquisition related costs	500	—	500	—
Equity based compensation	428,398	—	1,202,687	—
Interest expense	591,724	134,017	1,023,519	502,781
Other expense, net	120,261	1,262	126,650	25,087
Adjusted EBITDA	$20,661,858	$13,832,369	$43,099,709	$28,005,817

Other Well Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net (loss) income	$(2,148,146)	$(2,563,056)	$384,107	$(9,137,921)
Depreciation and amortization expense	4,511,622	1,233,702	7,939,784	3,903,924
Impairment of long-lived assets	—	—	—	1,384,751
Acquisition related costs	65,394	—	235,526	—
Equity based compensation	127,930	(18,683)	265,380	(18,683)
Interest expense, net	94,357	29,489	(14,019)	178,584
Other expense (income), net	38,186	1,159	36,195	(671,986)
(Benefit) provision for income taxes	(1,278,456)	5,929	(7,778,970)	2,835
Adjusted EBITDA	$1,410,887	$(1,311,460)	$1,068,003	$(4,358,496)

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net (loss) income	$(929,837)	$(518,666)	$723,370	$(8,086,996)
Depreciation, depletion, accretion and amortization expense	3,034,342	1,784,689	6,603,001	4,734,540
Acquisition related costs	166,654	—	2,120,733	—
Equity based compensation	271,762	—	524,223	—
Bargain purchase gain	—	—	(4,011,512)	—
Interest expense	86,857	108,744	572,096	319,855
Other expense, net	97,744	9,439	251,520	82,422
Provision for income taxes	23,824	3,716	32,326	3,716
Adjusted EBITDA	$2,751,346	$1,387,922	$6,815,757	$(2,946,463)

Contract Land and Directional Drilling Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net loss	$(4,972,767)	$(7,386,386)	$(18,289,001)	$(24,079,359)
Depreciation and amortization expense	5,035,990	5,297,694	14,978,300	16,243,626
Impairment of long-lived assets	—	—	—	347,547
Acquisition related costs	(16,328)	—	8,187	—
Equity based compensation	137,637	—	429,901	—
Interest expense	570,364	718,706	1,227,422	2,272,913
Other expense, net	38,324	237,211	262,560	179,639
Adjusted EBITDA	$793,220	$(1,132,775)	$(1,382,631)	$(5,035,634)

Other Energy Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2017	2016	2017	2016
Net income	$767,910	$2,842,997	$1,306,958	$7,182,074
Depreciation and amortization expense	1,602,817	554,781	3,009,890	1,636,976
Impairment of long-lived assets	—	—	—	—
Acquisition related costs	47,871	—	89,894	—
Equity based compensation	62,590	—	226,019	—
Interest expense	76,765	33,558	119,841	58,768
Other expense, net	24,737	4,761	28,969	12,944
(Benefit) provision for income taxes	(158,048)	1,046,316	423,822	2,733,145
Adjusted EBITDA	$2,424,642	$4,482,413	$5,205,393	$11,623,907

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

As of September 30, 2017, we had an aggregate of $94.0 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $69.8 million of available borrowing capacity under this facility, which is net of letters of credit of $5.5 million.

The following table summarizes our liquidity for the periods indicated:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$14,278,328	$29,238,618
Revolving credit facilities availability	169,233,484	164,354,373
Less long-term debt	(94,000,000)	—
Less letter of credit facilities (rail car commitments)	(454,560)	(454,560)
Less letter of credit facilities (insurance programs)	(1,636,000)	(1,636,000)
Less letter of credit facilities (environmental remediation)	(3,363,627)	(1,375,342)
Net working capital (less cash)	33,519,145	30,453,429
Total	$117,576,770	$220,580,518
At November 7, 2017, we had an aggregate of $110.2 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $53.2 million of available borrowing capacity under this facility, which is net of letters of credit of $5.5 million.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$16,631,835	$14,101,540	$40,636,834	$23,140,617
Net cash used in investing activities	(38,134,271)	(1,699,652)	(140,827,687)	(708,342)
Net cash provided by (used in) financing activities	27,222,791	(10,300,000)	85,148,937	(23,000,000)
Effect of foreign exchange rate on cash	8,683	128,280	81,626	186,967
Net change in cash	$5,729,038	$2,230,168	$(14,960,290)	$(380,758)

Operating Activities

Net cash provided by operating activities was $40.6 million for the nine months ended September 30, 2017, compared to $23.1 million for the nine months ended September 30, 2016. The increase in operating cash flows was primarily attributable to the increase in revenue.

Net cash provided by operating activities was $16.6 million for the three months ended September 30, 2017, compared to $14.1 million for the three months ended September 30, 2016. The increase in operating cash flows was primarily attributable to timing of receivable collections with related parties.

Investing Activities

Net cash used in investing activities was $140.8 million for the nine months ended September 30, 2017, compared to $0.7 million for the nine months ended September 30, 2016. Net cash used in investing activities was $38.1 million for the three months ended September 30, 2017, compared to $1.7 million for the three months ended September 30, 2016. With the exception of the businesses acquired, substantially all cash used in investing activities was used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pressure pumping services (a)	$19,580,804	$335,312	$72,982,713	$1,262,854
Well services (b)	777,399	156,783	1,121,873	404,612
Natural sand proppant production (c)	4,927,935	359,656	7,897,818	522,267
Contract and directional drilling services (d)	2,356,885	1,069,381	8,257,702	1,492,476
Other energy services (e)	8,054,748	12,706	12,013,384	425,838
Net change in cash	$35,697,771	$1,933,838	$102,273,490	$4,108,047

(a).	Capital expenditures primarily for pressure pumping equipment for the three and nine months ended September 30, 2017 and 2016.

(b).	Capital expenditures primarily for equipment upgrades for the three and nine months ended September 30, 2017 and 2016.

(c).	Capital expenditures included a conveyor and plant additions for the three and nine months ended September 30, 2017 and 2016.

(d).	Capital expenditures primarily for upgrades to our rig fleet for the three and nine months ended September 30, 2017 and 2016.

(e).
Capital expenditures primarily for an intersection upgrade for the nine months ended September 30, 2016. Capital expenditures for the nine months ended September 30, 2017 represent property and equipment for energy infrastructure services.

Financing Activities

Net cash provided by financing activities was $85.1 million for the nine months ended September 30, 2017, compared to cash used in financing activities of $23.0 million for the nine months ended September 30, 2016. Net cash provided by financing activities was $27.2 million for the three months ended September 30, 2017, compared to cash used in financing activities of $10.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, cash provided by financing activities were used to fund the Chieftain, 5 Star and Higher Power Electrical, LLC acquisitions and to purchase property and equipment. For the nine months ended September 30, 2016, substantially all cash used in financing activities was used to pay down net borrowings under our credit facility.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The effect of foreign rate on cash was $8.7 thousand for the three months ended September 30, 2017, compared to $0.1 million for the three months ended September 30, 2016. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $47.8 million and $59.7 million at September 30, 2017 and December 31, 2016, respectively. Our cash balances totaled $14.3 million and $29.2 million at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, $94.0 million of the total outstanding balance of $94.0 million under the facility was in a one month LIBOR rate option tranche with an interest rate of 3.99%. As of September 30, 2017, we had availability of $69.8 million under our revolving credit facility, which is net of letters of credit of $5.5 million.

Our revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0), and minimum availability ($10.0 million). As of September 30, 2017 and December 31, 2016, we were in compliance with these covenants.

Capital Requirements and Sources of Liquidity

With commodity prices beginning to increase in the second half of 2016 and then stabilizing within their current range, we have seen an increase in customer demand, particularly in our pressure pumping and natural sand proppant services divisions. Our capital budget for 2017 increased substantially from our 2016 capital budget of approximately $11.3 million. Our expected 2017 full-year capital budget currently includes expenditures of $64.0 million in our pressure pumping services division for the acquisition of 132,500 horsepower of new high pressure hydraulic pumps and related equipment, $8.0 million in our pressure pumping service division for tractors, pneumatic trailers to enhance our last mile solutions, $25.0 million in our sand segment for plant capacity expansion projects, and $33.0 million for rig upgrades and additional equipment for our well services, contract and direction drilling services and other energy services divisions. During the first nine months ended September 30, 2017, we spent approximately $102.3 million on such capital expenditures, including $35.7 million during the third quarter of 2017, and an additional $42.0 million to complete business acquisitions. Due to the anticipated 120-day duration of the initial work to be performed under the contract signed by Cobra to aid in the restoration of the electric utility infrastructure in Puerto Rico, we intend to lease a majority of the equipment required to fulfill the contract. As a result, we do not anticipate a material increase in our announced $143.0 million capital expenditure budget for 2017.

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

Off-Balance Sheet Arrangements
Lease Obligations

We lease real estate, rail cars and other equipment under long-term operating leases with varying terms and expiration dates through 2025.

Minimum Purchase Commitments

We have entered into agreements with sand suppliers that contain minimum purchase obligations. Our failure to purchase the minimum tonnage specified would require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our current expected future requirements.

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment. These commitments are included in our 2017 capital budget discussed under the heading "Capital Requirements and Sources of Liquidity."

Aggregate future minimum lease payments under these agreements in effect at September 30, 2017 are as follows:

Year ended December 31:	Operating Leases	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2017	$3,377,429	$26,847,278	$3,556,655
2018	13,047,020	—	10,866,000
2019	10,533,906	—	10,866,000
2020	8,085,194	—	—
2021	5,744,808	—	—
Thereafter	6,189,124	—	—
	$46,977,481	$26,847,278	$25,288,655

Other Commitments

Subsequent to September 30, 2017, we entered into railcar lease agreements with aggregate commitments of $2.2 million.

Subsequent to September 30, 2017, we entered into a lease agreement for capital equipment with aggregate commitments of $3.4 million.

Subsequent to September 30, 2017, we entered into an agreement to purchase sand from an unrelated third party seller with aggregate commitments of $2.2 million.

On October 19, 2017, Cobra entered into a contract to aid in the restoration of utility infrastructure on the island of Puerto Rico. The contract provides for payments of up to $200.0 million, including an initial payment of $15.0 million at the time of signing. As of November 7, 2017, Cobra had entered into $32.7 million of commitments related to this contract and made prepayments and deposits of $12.6 million with respect to these commitments.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes existing revenue recognition requirements in GAAP and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, it requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The ASU was effective for annual and interim reporting periods beginning after December 15, 2016, using either a full or a modified retrospective application approach; however, in July 2015 the FASB decided to defer the effective date by one year (until 2018) by issuing ASU No. 2015-14, "Revenue From Contracts with Customers: Deferral of the Effective Date." We expect to adopt this new revenue guidance in the first quarter of 2018. Our review has indicated that the pressure pumping services and natural sand proppant segments contain contracts which could lead to changes in the timing of revenue recognition. Although we have not completed our review, we have made initial assessments of the impact on revenue and expenses. Based on these assessments, we currently do not expect a material impact to the results of operations, financial position and cash flows as a result of this guidance. We expect to complete our review of all remaining customer contracts and will make a final assessment in the fourth quarter of 2017. Our services are primarily short-term in nature, and we do not expect that the new revenue recognition standard will have a material impact on our financial statements upon adoption. We will adopt the new standard utilizing the modified retrospective method that will result in a cumulative effect adjustment as of January 1, 2018.

In February 2016, the FASB issued ASU No, 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted. Since a portion of our revenue may be subject to this new leasing guidance, we are evaluating the possibility of adopting this updated leasing guidance at the same time we adopt the new revenue standard discussed above, utilizing the retrospective method of adoption. This new leasing guidance will also impact us in situations where we are the lessee, and in certain circumstances we will have a right-of-use asset and lease liability on our consolidated financial statements. We are currently evaluating the effect the new guidance will have on our consolidated financial statements and results of operations.

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

Interest Rate Risk

We had a cash and cash equivalents balance of $14.3 million at September 30, 2017. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At September 30, 2017, we had $94.0 million outstanding under this facility with weighted average interest rate of 3.99%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $0.9 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation business, which is included in our other energy services segment, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2017, we had $3.0 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.2 million as of September 30, 2017. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Seasonality

We provide completion and production services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, SCOOP, STACK, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We also provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve resource plays in Ohio, Oklahoma, Wisconsin, Minnesota, and Alberta, Canada. For the nine months ended September 30, 2017 and 2016, we generated approximately 81% and 85%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment we believe is exempt under state law. We have appealed the assessment and a hearing was scheduled for November 30, 2016. In November 2016, the State of Ohio deferred the hearing until April 2017. While we are not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on our financial position or results of operations.

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

See Part I, Item 1. Note 13 of this Report.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K (Commission File No. 001-37917) filed with the SEC on February 24, 2017, together with the information set forth in our subsequent Quarterly Reports on Form 10-Q, current reports on Form 8-K and other materials we file with the SEC.

Other than set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 or our subsequent quarterly reports on Form 10-Q.

One of our energy services subsidiaries recently entered into a contract with the Puerto Rico Electric Power Authority, or PREPA, which provides for payments to us of up to $200.0 million.  PREPA is currently subject to pending bankruptcy proceeding.  In the event that PREPA does not have or does not obtain the funds necessary to satisfy its payment obligations to our subsidiary under the contract or terminates the contract prior to the end of the contract term, our financial condition, results of operations and cash flows could be materially and adversely affected.

On October 19, 2017, our energy services subsidiary Cobra Acquisitions LLC, or Cobra, and PREPA entered into an energy master services agreement for repairs to PREPA's electrical grid as a result of Hurricane Maria.  The one-year contract provides for payments of up to $200.0 million, including an initial payment of $15.0 million.  As of November 7, 2017, Cobra had entered into $32.7 million of commitments related to this contract and made prepayments and deposits of $12.6 million with respect to these commitments.  PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contract will be largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources.  PREPA's contracting practices in connection with restoration and repair of PREPA's electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to critical comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. Recently, a contract for restoration and repair services entered into by PREPA with an unrelated third party was terminated by PREPA.   In the event that PREPA does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contract or terminates the contract prior to the end of the contract term, our financial condition, results of operations and cash flows could be materially and adversely affected.

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
		DEF 14C	001-37917	5/15/2017	A-1
2.2#	Amended and Restated Contribution Agreement by and among MEH Sub LLC, Gulfport Energy Corporation, Mammoth Energy Partners LLC and Mammoth Energy Services, Inc. dated as of May 12, 2017	DEF 14C	001-37917	5/15/2017	A-2
2.3#	Amended and Restated Contribution Agreement by and among MEH Sub LLC, Gulfport Energy Corporation, Mammoth Energy Partners LLC and Mammoth Energy Services, Inc. dated as of May 12, 2017	DEF 14C	001-37917	5/15/2017	A-3
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
4.4	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Rhino Exploration LLC	8-K	001-37917	11/15/2016	4.3
10.1	Second Amendment to Revolving Credit and Security Agreement, dated as of July 12, 2017 among Mammoth Energy Services, Inc. and its subsidiaries.					X
10.2	Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on October 19, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC.					X
10.3
Amendment No. 1 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on November 1, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC.
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

MAMMOTH ENERGY SERVICES, INC.
Date:	November 13, 2017	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	November 13, 2017	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer