Form 10-Q
period 2018-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2018-08-08
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 3, 2018, there were 44,755,678 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas industry terms used in this report:
Acidizing	To pump acid into a wellbore to improve a well's productivity or injectivity.
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

i

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

All of these types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. These forward-looking statements may be found in the “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this quarterly report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “project,” “budget,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “seek,” “objective,” “continue,” “will be,” “will benefit,” or “will continue,” the negative of such terms or other comparable terminology.

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

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2018	2017
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$10,702	$5,637
Accounts receivable, net	312,850	243,746
Receivables from related parties	30,674	33,788
Inventories	12,717	17,814
Prepaid expenses	13,811	12,552
Other current assets	816	886
Total current assets	381,570	314,423

Property, plant and equipment, net	423,315	351,017
Sand reserves	73,759	74,769
Intangible assets, net - customer relationships	6,204	9,623
Intangible assets, net - trade names	6,726	6,516
Goodwill	101,511	99,811
Deferred income tax asset	31,892	6,739
Other non-current assets	4,146	4,345
Total assets	$1,029,123	$867,243
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$177,353	$141,306
Payables to related parties	1,916	1,378
Accrued expenses and other current liabilities	54,701	40,895
Income taxes payable	131,210	36,409
Total current liabilities	365,180	219,988

Long-term debt	—	99,900
Deferred income tax liabilities	31,036	34,147
Asset retirement obligation	3,138	2,123
Other liabilities	4,100	3,289
Total liabilities	403,454	359,447

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,752,765 and 44,589,306 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	448	446
Additional paid in capital	528,421	508,010
Retained earnings	100,247	2,001
Accumulated other comprehensive loss	(3,447)	(2,661)
Total equity	625,669	507,796
Total liabilities and equity	$1,029,123	$867,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	(in thousands, except per share amounts)
Services revenue	$455,545	$29,659	$864,204	$56,751
Services revenue - related parties	40,611	44,603	89,699	77,565
Product revenue	27,708	10,395	52,748	13,767
Product revenue - related parties	9,730	13,605	21,192	25,145
Total revenue	533,594	98,262	1,027,843	173,228

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $26,898, $51,473, $17,651 and $33,489, respectively, for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017)	302,283	57,104	593,262	102,565
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017)	2,428	262	4,220	692
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $3,879, $6,193, $2,204 and $3,566, respectively, for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017)	35,117	19,974	68,447	32,581
Selling, general and administrative (Note 12)	64,595	7,393	102,677	13,806
Selling, general and administrative - related parties	532	307	961	631
Depreciation, depletion, amortization and accretion	30,795	19,893	57,703	37,130
Impairment of long-lived assets	187	—	187	—
Total cost and expenses	435,937	104,933	827,457	187,405
Operating income (loss)	97,657	(6,671)	200,386	(14,177)

OTHER (EXPENSE) INCOME
Interest expense, net	(959)	(1,112)	(2,196)	(1,509)
Bargain purchase gain, net of tax	—	4,012	—	4,012
Other, net	(486)	(203)	(514)	(387)
Total other (expense) income	(1,445)	2,697	(2,710)	2,116
Income (loss) before income taxes	96,212	(3,974)	197,676	(12,061)
Provision (benefit) for income taxes	53,512	(2,804)	99,430	(5,910)
Net income (loss)	$42,700	$(1,170)	$98,246	$(6,151)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $86, $272, $434 and $454, respectively, for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017	(325)	181	(786)	409
Comprehensive income (loss)	$42,375	$(989)	$97,460	$(5,742)

Net income (loss) per share (basic) (Note 14)	$0.95	$(0.03)	$2.20	$(0.16)
Net income (loss) per share (diluted) (Note 14)	$0.95	$(0.03)	$2.18	$(0.16)
Weighted average number of shares outstanding (basic) (Note 14)	44,737	39,500	44,700	38,506
Weighted average number of shares outstanding (diluted) (Note 14)	45,059	39,500	44,977	38,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

				Retained	Additional
	Common Stock		Members'	Earnings	Paid-In
	Shares	Amount	Equity	(Deficit)	Capital	AOCL	Total
	(in thousands)
Balance at January 1, 2017	37,500	$375	$81,739	$(56,323)	$400,206	$(3,216)	$422,781
Net income of Sturgeon prior to acquisition	—	—	640	—	—	—	640
Stingray acquisition	1,393	14	—	—	25,748	—	25,762
Sturgeon acquisition	5,607	56	(82,379)	—	78,313	—	(4,010)
Stock based compensation	89	1	—	—	3,743	—	3,744
Net income	—	—	—	58,324	—	—	58,324
Other comprehensive income	—	—	—	—	—	555	555
Balance at December 31, 2017	44,589	$446	$—	$2,001	$508,010	$(2,661)	$507,796
Equity based compensation (Note 15)	—	—	—	—	17,487	—	17,487
Stock based compensation	164	2	—	—	2,924	—	2,926
Net income	—	—	—	98,246	—	—	98,246
Other comprehensive loss	—	—	—	—	—	(786)	(786)
Balance at June 30, 2018	44,753	$448	$—	$100,247	$528,421	$(3,447)	$625,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$98,246	$(6,151)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity based compensation (Note 15)	17,487	—
Stock based compensation	2,916	1,620
Depreciation, depletion, accretion and amortization	57,703	37,130
Amortization of coil tubing strings	1,120	1,046
Amortization of debt origination costs	199	199
Bad debt expense	53,790	19
(Gain) loss on disposal of property and equipment	(128)	127
Gain on bargain purchase	—	(4,012)
Impairment of long-lived assets	187	—
Deferred income taxes	(27,906)	(6,529)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(122,908)	(4,793)
Receivables from related parties	3,114	(12,995)
Inventories	4,156	(4,932)
Prepaid expenses and other assets	(1,195)	1,528
Accounts payable	34,186	20,557
Payables to related parties	538	(83)
Accrued expenses and other liabilities	10,193	1,301
Income taxes payable	94,753	(28)
Net cash provided by operating activities	226,451	24,004

Cash flows from investing activities:
Purchases of property and equipment	(105,349)	(66,575)
Purchases of property and equipment from related parties	(3,436)	—
Business acquisitions	(13,356)	(39,570)
Proceeds from disposal of property and equipment	898	781
Business combination cash acquired (Note 4)	—	2,671
Net cash used in investing activities	(121,243)	(102,693)

Cash flows from financing activities:
Borrowings from lines of credit	52,000	79,150
Repayments of lines of credit	(151,900)	(14,150)
Repayments of equipment financing note	(145)	—
Repayment of Stingray acquisition long-term debt	—	(7,074)
Net cash (used in) provided by financing activities	(100,045)	57,926
Effect of foreign exchange rate on cash	(98)	73
Net change in cash and cash equivalents	5,065	(20,690)
Cash and cash equivalents at beginning of period	5,637	29,239
Cash and cash equivalents at end of period	$10,702	$8,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,543	$1,086
Cash paid for income taxes	$32,584	$912
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$20,897	$7,836
Acquisition of Sturgeon, Stingray Cementing LLC and Stingray Energy Services LLC (Note 4)	$—	$23,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business
Mammoth Energy Services, Inc. (the “Company,” “Mammoth Inc.” or “Mammoth”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and U.S. territories. Mammoth's subsidiaries provide a diversified set of drilling and completion services to the exploration and production industry and its infrastructure division provides transmission, distribution and logistics services to various public and privately owned utilities throughout the U.S. and Puerto Rico. The Company was incorporated in Delaware in June 2016 as a wholly-owned subsidiary of Mammoth Energy Partners LP, a Delaware limited partnership (the “Partnership” or the “Predecessor”). The Partnership was originally formed by Wexford Capital LP (“Wexford”) in February 2014 as a holding company under the name Redback Inc. and was converted to a Delaware limited partnership in August 2014. On November 24, 2014, Mammoth Energy Holdings LLC (“Mammoth Holdings,” an entity controlled by Wexford), Gulfport Energy Corporation (“Gulfport”) and Rhino Resource Partners LP (“Rhino”) (collectively known as the “Predecessor Interest”) contributed their interest in certain of the entities presented below to the Partnership in exchange for 20 million limited partner units. Mammoth Energy Partners GP, LLC (the “General Partner”) held a non-economic general partner interest.

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

On June 29, 2018, Gulfport and MEH Sub LLC ("MEH Sub"), an entity controlled by Wexford, (collectively, the "Selling Stockholders") completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the Selling Stockholders of $38.01 per share. The Selling Stockholders granted the underwriters an option to purchase up to an aggregate of 600,000 additional shares of the Company's common stock at the same purchase price. This option was exercised, in part, and on July 30, 2018, the underwriters purchased an additional 385,000 shares of common stock from the Selling Stockholders at the same price per share. The Selling Stockholders received all proceeds from this offering.

At June 30, 2018 and December 31, 2017, Wexford, Gulfport and Rhino beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At June 30, 2018		At December 31, 2017
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,252,277	49.7%	25,009,319	56.1%
Gulfport	9,943,645	22.2%	11,171,887	25.1%
Rhino	104,100	0.2%	568,794	1.3%
Outstanding shares owned by related parties	32,300,022	72.1%	36,750,000	82.5%
Total outstanding	44,752,765	100.0%	44,589,306	100.0%

Operations

The Company's infrastructure services include electric utility contracting services focused on the repair, upgrade, maintenance and construction of transmission and distribution networks. The Company’s infrastructure services also provide storm repair and restoration services in response to natural disasters including hurricanes, ice or other storm-related damage. The Company's pressure pumping services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's contract land and directional drilling services provides drilling rigs and directional tools for both

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vertical and horizontal drilling of oil and natural gas wells and salt water disposal wells. The Company also provides other services, including coil tubing units used to enhance the flow of oil and natural gas, flowback, cementing, aciziding, equipment rentals, crude oil hauling and remote accommodations.

All of the Company’s operations are in North America and in the Caribbean. The Company operates its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company operates its energy infrastructure services in the northeast, southwest and midwest portions of the United States and Puerto Rico. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in the commodity prices for oil and natural gas could have a material effect on the Company’s results of operations and financial condition. The Company’s business also depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies or delays or reductions in government appropriations could have a material adverse effect on the Company’s results of operations and financial condition.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entity ("VIE") for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

The Company regularly reviews receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company was to determine that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once a final determination is made regarding their uncollectability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2017 and the six months ended June 30, 2018 (in thousands):

Balance, January 1, 2017	$5,377
Additions charged to expense	16,206
Additions other	179
Deductions for uncollectible receivables written off	(25)
Balance, December 31, 2017	21,737
Additions charged to expense	53,790
Deductions for uncollectible receivables written off	(1,758)
Balance, June 30, 2018	$73,769

In October 2017, Cobra Acquisitions LLC ("Cobra"), one of the Company's subsidiaries, entered into a contract with the Puerto Rico Electric Power Authority ("PREPA") to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. At June 30, 2018 and December 31, 2017, the Company reviewed receivables due from PREPA and made specific reserves consistent with Company policy which resulted in additions to the allowance for doubtful accounts totaling $53.6 million and $16.0 million, respectively, for the six months ended June 30, 2018 and year ended December 31, 2017.

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2018 and year ended December 31, 2017. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2018 and December 31, 2017 and percentages of total revenues derived for the three and six months ended June 30, 2018 and 2017:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2018	2017	2018	2017	2018	2017
Customer A(a)	65%	—%	65%	—%	59%	56%
Customer B(b)	9%	59%	11%	59%	9%	12%

a.	Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company's infrastructure services segment.

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

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and interim periods within that fiscal year. The Company plans to adopt this ASU effective January 1, 2019 utilizing the modified retrospective method of adoption. This new leasing guidance will impact the Company in situations where it is the lessee, and in certain circumstances it will have a right-of-use asset and lease liability on its consolidated financial statements. The Company is currently evaluating the effect the new guidance may have on the Company's consolidated financial statements and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” which simplifies the accounting for share-based payments granted to non-employees by aligning the accounting with requirements for employee share-based compensation. Upon transition, this ASU requires non-employee awards to be measured at fair value as of the adoption date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted. Currently, the Company has not elected to early adopt this ASU and is evaluating the impact it will have on the Company's consolidated financial statements.

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

Revenue Recognition
The following table presents revenues disaggregated by service line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Pressure pumping services	$101,406	$50,196	$202,544	$90,836
Infrastructure services	360,250	1,709	685,709	1,709
Natural sand proppant services	52,845	24,762	103,860	40,359
Contract land and directional drilling services	17,210	12,472	32,440	23,223
Other services	20,167	10,242	43,062	19,092
Eliminations	(18,284)	(1,119)	(39,772)	(1,991)
Total revenue	$533,594	$98,262	$1,027,843	$173,228

Pressure Pumping Services
Pressure pumping services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Generally, the Company accounts for pressure pumping services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies proppant that is utilized for pressure pumping as part of the agreement with the customer. The Company accounts for these pressure pumping agreements as multiple performance obligations satisfied over time. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Generally, revenue is recognized over time upon the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion of each segment of work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel.

Pursuant to a contract with one of its customers, the Company has agreed to provide that customer with use of two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. The Company has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to the Company for services performed during the contractual period is fixed and the right to receive it is unconditional.

Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

Infrastructure Services
Infrastructure services are typically provided pursuant to master service agreements, repair and maintenance contracts or fixed price and non-fixed price installation contracts. Pricing under these contracts may be unit priced, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis). The Company accounts for infrastructure services as a single performance obligation satisfied over time. Revenue is recognized over time as work progresses based on the days completed or as the contract is completed.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the three and six months ended June 30, 2018, the Company recognized $0.3 million in revenue related to shortfall payments.

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

Contract Land and Directional Drilling Services
Contract drilling services are provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs are recognized over the days of actual drilling.

Other Services
The Company also provides coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling and remote accommodations services, which are reported under other services. These services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

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

Performance Obligations and Contract Balances
As of June 30, 2018 and January 1, 2018, the Company had contract liabilities totaling $15.0 million, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and did not have any contract assets. Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2018. As of June 30, 2018, the Company had unsatisfied performance obligations totaling $68.5 million, which will be recognized over the next 2.5 years.

4.	Acquisitions

(a) Acquisition of WTL Oil

On May 31, 2018, the Company completed its acquisition of WTL Oil LLC ("WTL") for total consideration of $5.5 million in cash to the sellers plus $0.6 million in consideration to be paid upon completion of certain contractual obligations. As of June 30, 2018, the $0.6 million of contingent consideration is reflected in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. The seller completed these obligations and the Company paid the additional $0.6 million to the seller in July 2018.

The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of WTL expanded the Company's service offerings into the crude oil hauling business.

The following table summarizes the fair value of WTL as of May 31, 2018 (in thousands):

WTL
Property, plant and equipment	$2,960
Identifiable intangible assets - customer relationships(a)	930
Identifiable intangible assets - trade name(a)	650
Goodwill(b)	1,567
Total assets acquired	$6,107

a.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a "Relief-from-Royalty" method. Non-contractual customer relationships were valued using a "Multi-period excess earnings" method. Identifiable intangible assets will be amortized over 10-20 years.

b.
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to the assembled workforce and future profitability expected to arise from the acquired entity.

From the acquisition date through June 30, 2018, WTL provided the following activity (in thousands):

2018
Revenues	$595
Net income(a)	5
a.    Includes depreciation and amortization expense of $0.1 million.

The following table presents unaudited pro forma information as if the acquisition of WTL had occurred as of January 1, 2017 (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenues	$3,354	$1,553
Net income	90	62

The Company recognized $0.1 million of transaction related costs during the three months ended June 30, 2018 related to this acquisition.

(b) Acquisition of RTS Energy Services

On June 15, 2018, the Company completed its acquisition of RTS Energy Services LLC ("RTS") for total consideration of $7.6 million in cash to the sellers plus $0.5 million to be paid 90 days after closing subject to contractual conditions. As of June 30, 2018, the $0.5 million of contingent consideration is reflected in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of RTS expanded Mammoth's cementing services into the Permian Basin and added acidizing to the Company's service offerings.

The following table summarizes the fair value of RTS as of June 15, 2018 (in thousands):

RTS
Inventory	$180
Property, plant and equipment	7,787
Goodwill(a)	133
Total assets acquired	$8,100

a.
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to the assembled workforce and future profitability expected to arise from the acquired entity.

From the acquisition date through June 30, 2018, RTS provided the following activity (in thousands):

2018
Revenues	$630
Net income(a)	7
a.    Includes depreciation expense of $0.1 million.

The following table presents unaudited pro forma information as if the acquisition of RTS had occurred as of January 1, 2017 (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenues	$10,160	$8,326
Net income (loss)	(848)	653

The Company recognized a nominal amount of transaction related costs during the three months ended June 30, 2018 related to this acquisition.

(c) Acquisition of 5 Star

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of 5 Star as of July 1, 2017 (in thousands):

5 Star
Accounts receivable	$2,440
Property, plant and equipment	1,863
Identifiable intangible assets - trade names (a)	300
Goodwill (b)	248
Total assets acquired	$4,851

Long-term debt and other liabilities	$2,413
Total liabilities assumed	$2,413
Net assets acquired	$2,438

a.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a "Relief-from-Royalty" method. Identifiable intangible assets will be amortized over 10 years.

b.
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to the assembled workforce and future profitability expected to arise from the acquired entity.

From the acquisition date through June 30, 2018, 5 Star provided the following activity (in thousands):

	2018	2017
Revenues(a)	$86,720	$25,216
Net income (b)	12,903	4,191
a.Includes intercompany revenues of $77.5 million and $16.0 million, respectively, for 2018 and 2017.
b.Includes depreciation and amortization expense of $1.0 million and $0.8 million, respectively, for 2018 and 2017.
The following table presents unaudited pro forma information as if the acquisition of 5 Star had occurred as of January 1, 2017 (in thousands):

Six Months Ended June 30, 2017
Revenues	$6,332
Net loss	(282)

(d) Acquisition of Higher Power

On April 21, 2017, the Company completed its acquisition of Higher Power for total consideration of $3.3 million in cash to the sellers plus up to $0.8 million in contingent consideration to be paid in equal annual installments over the next three years subject to contractual conditions. As of June 30, 2018, $0.3 million and $0.3 million, respectively, of the contingent consideration are reflected in accrued expenses and other current liabilities and other liabilities on the unaudited condensed consolidated balance sheet. Mammoth funded the purchase price for Higher Power with cash on hand and borrowings under its credit facility. The acquisition of Higher Power added an energy infrastructure component to the Company's business, helping to diversify its service offerings.

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2017 related to this acquisition.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of Higher Power as of April 21, 2017 (in thousands):

Higher Power
Property, plant and equipment	$1,744
Identifiable intangible assets - customer relationships	1,613
Goodwill (a)	643
Total assets acquired	$4,000

a.
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to the assembled workforce and future profitability expected to arise from the acquired entity.

From the acquisition date through June 30, 2018, Higher Power provided the following activity (in thousands):

	2018	2017
Revenues(a)	$122,734	$39,571
Net income (b)	16,205	5,127
a.Includes intercompany revenues of $111.4 million and $27.4 million, respectively for 2018 and 2017.
b.Includes depreciation and amortization expense of $2.3 million and $2.0 million, respectively, for 2018 and 2017.
The following table presents unaudited pro forma information as if the acquisition of Higher Power had occurred as of January 1, 2017 (in thousands):

Six Months Ended June 30, 2017
Revenues	$4,481
Net loss	(411)

(e) Acquisition of Sturgeon

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

As a result of this transaction, the Company's historical financial information has been recast to combine the unaudited condensed consolidated statements of operations and the unaudited condensed consolidated balance sheets of the Company for all periods included in the accompanying financial statements with those of Sturgeon as if the combination had been in effect since Sturgeon commenced operations on September 13, 2014. Any material transactions between the Company and Sturgeon were eliminated. Sturgeon's financial results were incorporated into the Company's natural sand proppant services division.

For the year ended December 31, 2017, $1.3 million of transaction related costs were expensed.

(f) Acquisition of Chieftain

On March 27, 2017, as amended as of May 24, 2017, the Company entered into a Purchase Agreement with Chieftain Sand and Proppant, LLC and Chieftain Sand and Proppant Barron, LLC, unrelated third party sellers (the "Chieftain Sellers"), following the Company's successful bid in a bankruptcy court auction for substantially all of the assets of the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chieftain Sellers (the "Chieftain Assets"). This transaction (the "Chieftain Acquisition") closed on May 26, 2017. Mammoth funded the purchase price for the Chieftain Assets with cash on hand and borrowings under its revolving credit facility. The Chieftain Assets are held by the Company's wholly owned subsidiary Piranha and are included in the Company's sand segment. The Chieftain Acquisition added sand reserves, increased our production capacity and provided access to the Union Pacific railroad, which affords access to both the Mid-Continent and Permian basins in support of the Company’s pressure pumping services.

The following table summarizes the fair value of the Chieftain Acquisition as of May 26, 2017 (in thousands):

Total
Property, plant and equipment (a)	$23,373
Sand reserves (b)	20,910
Total assets acquired	$44,283

Asset retirement obligation	1,732
Total liabilities assumed	$1,732
Total allocation of purchase price	$42,551
Bargain purchase price (c,d)	(6,231)
Total purchase price	$36,320

a.
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

b.
The fair value of the sand reserves was determined based on the excess cash flow method, a form of the income approach. The method provides a value based on the estimated remaining life of sand reserves, projected financial information and industry projections.

c.	Amount reflected in unaudited condensed consolidated statements of comprehensive income (loss) reflected net of income taxes of $2.2 million.

d.	The fair value of the business was determined based on the excess cash flow method, a form of the income approach.
From the acquisition date through June 30, 2018, the Chieftain Assets provided the following activity (in thousands):

	2018	2017
Revenues(a)	$35,128	$22,847
Net income(b)	10,694	5,520
a.Includes intercompany revenues of $9.6 million and $12.3 million, respectively, for 2018 and 2017
b.Includes depreciation, depletion, amortization and accretion of $2.3 million and $2.8 million, respectively, for 2018 and 2017
The following table presents unaudited pro forma information as if the acquisition of the Chieftain Assets had occurred as of January 1, 2017 (in thousands):

Six Months Ended June 30, 2017
Revenues	$1,312
Net loss	(72)

The Company's historical financial information was adjusted to give pro forma effect to the events that were directly attributable to the Chieftain Acquisition. The Company recognized $0.8 million of transaction related costs during the year ended December 31, 2017 related to this acquisition.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(g) Acquisition of Stingray

On March 20, 2017, and as amended on May 12, 2017, the Company entered into two definitive contribution agreements, one such agreement with MEH Sub, Wexford Offshore Stingray Energy Corp., Gulfport and Mammoth LLC and the other with MEH Sub, Wexford Offshore Stingray Pressure Pumping Corp., Gulfport and Mammoth LLC (collectively, the “Stingray Contribution Agreements”). Under the Stingray Contribution Agreements, the Company agreed to acquire, through its wholly-owned subsidiary Mammoth LLC, all outstanding membership interests in Stingray Cementing LLC ("Cementing") and Stingray Energy Services LLC ("SR Energy") (the “2017 Stingray Acquisition”). The addition of their water transfer, equipment rentals and cementing services further expanded and vertically integrated Mammoth’s service offerings.

The 2017 Stingray Acquisition closed on June 5, 2017. Pursuant to the Stingray Contribution Agreements, Mammoth issued 1,392,548 shares of its common stock for all outstanding equity interests in SR Energy and Cementing. Based upon a closing price of Mammoth's common stock of $18.50 per share on June 5, 2017, the total purchase price was $25.8 million.

The following tables summarize the fair values of Cementing and SR Energy as of June 5, 2017 (in thousands):

Consideration attributable to Cementing (a)	$12,975
Consideration attributable to SR Energy (a)	12,787
Total consideration transferred	$25,762
a.    See Summary of acquired assets and liabilities below

	SR Energy	Cementing	Total
	(in thousands)
Cash and cash equivalents	$1,611	$1,060	$2,671
Accounts receivable, net	3,913	495	4,408
Receivables from related parties	3,684	1,418	5,102
Inventories	—	306	306
Prepaid expenses	35	32	67
Property, plant and equipment(a)	13,061	7,459	20,520
Identifiable intangible assets - customer relationships(b)	—	1,140	1,140
Identifiable intangible assets - trade names(b)	550	270	820
Goodwill(c)	3,929	6,264	10,193
Other assets	7	—	7
Total assets acquired	$26,790	$18,444	$45,234

Accounts payable and accrued liabilities	$5,890	$2,063	$7,953
Long-term debt (d)	5,074	2,000	7,074
Deferred tax liability	3,039	1,406	4,445
Total liabilities assumed	$14,003	$5,469	$19,472
Net assets acquired	$12,787	$12,975	$25,762

a.
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

b.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a "Relief-from-Royalty" method. Non-contractual customer relationships were valued using a "Multi-period excess earnings" method. Identifiable intangible assets will be amortized over 5-10 years.

c.
Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recorded in connection with the acquisition is attributable to the assembled workforces and future profitability expected to arise from the acquired entities.

d.	Long-term debt assumed was paid off subsequent to the acquisitions.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From the acquisition date through June 30, 2018, SR Energy and Cementing provided the following activity (in thousands):

	2018		2017
	SR Energy	Cementing	SR Energy	Cementing
Revenues(a)	$16,034	$5,131	$11,572	$7,500
Net loss(b)	(1,586)	(806)	(1,626)	(1,963)

a.	Includes intercompany revenues of $1.6 million and $0.6 million for SR Energy in 2018 and 2017.

b.
Includes depreciation and amortization expense of $2.8 million and $1.0 million, respectively, for SR Energy and Cementing in 2018 and $3.4 million and $4.1 million, respectively, for SR Energy and Cementing in 2017.

The following table presents unaudited pro forma information as if the acquisition of SR Energy and Cementing had occurred on January 1, 2017 (in thousands):

Six Months Ended June 30, 2017
Revenues	$18,333
Net loss	(1,612)

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

	June 30,	December 31,
	2018	2017
Supplies	$7,264	$9,437
Raw materials	321	219
Work in process	1,326	2,370
Finished goods	3,806	5,788
Total inventory	$12,717	$17,814

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2018	2017
Pressure pumping equipment	3-5 years	$199,333	$190,211
Drilling rigs and related equipment	3-15 years	137,075	132,260
Machinery and equipment(a)	7-20 years	140,308	97,569
Buildings	15-39 years	47,593	45,992
Vehicles, trucks and trailers(b)	5-10 years	91,680	54,055
Coil tubing equipment	4-10 years	28,068	28,053
Land	N/A	14,183	11,317
Land improvements	15 years or life of lease	9,614	9,614
Rail improvements	10-20 years	13,101	5,540
Other property and equipment	3-12 years	15,006	12,687
		695,961	587,298
Deposits on equipment and equipment in process of assembly		33,349	20,348
		729,310	607,646
Less: accumulated depreciation(c)		305,995	256,629
Property, plant and equipment, net		$423,315	$351,017

a.	Included in machinery and equipment are assets under capital leases totaling $1.8 million and $1.8 million, respectively, at June 30, 2018 and December 31, 2017.

b.	Included in vehicles, trucks and trailers are assets under capital leases totaling $3.8 million and $1.0 million, respectively, at June 30, 2018 and December 31, 2017.

c.	Accumulated depreciation for assets under capital leases totaled $0.9 million and $0.8 million, respectively, at June 30, 2018 and December 31, 2017.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the six months ended June 30, 2018 and 2017, proceeds from the sale of equipment damaged or lost down-hole were $0.6 million and $0.3 million, respectively, and gains on sales of equipment damaged or lost down-hole were $0.5 million and $0.2 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense(a)	$27,058	$17,229	$51,456	$32,196
Depletion expense	1,340	382	1,427	384
Amortization expense	2,382	2,268	4,790	4,536
Accretion expense	15	14	30	14
Depreciation, depletion, amortization and accretion	$30,795	$19,893	$57,703	$37,130

a.	Includes depreciation expense for assets under capital leases totaling $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2018 and 2017.

Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets and Goodwill
The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2018	2017
Customer relationships	$36,725	$35,795
Trade names	9,443	8,793
Less: accumulated amortization - customer relationships	(30,521)	(26,172)
Less: accumulated amortization - trade names	(2,717)	(2,277)
Intangible assets, net	$12,930	$16,139

Amortization expense for intangible assets was $4.8 million and $4.5 million, respectively, for the six months ended June 30, 2018 and 2017. The original life of customer relationships ranges from 4 to 10 years with a remaining average useful life of 3.9 years. The original life of trade names ranges from 10 to 20 years with a remaining average useful life of 9.1 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Amount
Remainder of 2018	$3,969
2019	1,293
2020	1,293
2021	1,288
2022	1,266
Thereafter	3,821
$12,930

Goodwill was $101.5 million and $99.8 million, respectively, at June 30, 2018 and December 31, 2017. Changes in the goodwill for the year ended December 31, 2017 and the six months ended June 30, 2018 are set forth below (in thousands):

Balance, January 1, 2017	$88,727
Additions - 2017 Stingray Acquisition (Note 4)	10,193
Additions - Higher Power Acquisition (Note 4)	643
Additions - 5 Star Acquisition (Note 4)	248
Balance, December 31, 2017	99,811
Additions - WTL Acquisition (Note 4)	1,567
Additions - RTS Acquisition (Note 4)	133
Balance, June 30, 2018	$101,511

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred revenue	15,100	15,210
Accrued compensation, benefits and related taxes	19,917	11,552
Financed insurance premiums	1,638	4,876
Insurance reserves	4,183	2,942
State and local taxes payable	8,205	2,126
Other	5,658	4,189
Total	$54,701	$40,895

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of June 30, 2018 and December 31, 2017, the applicable interest rate associated with financed insurance premiums was 2.75%.

9.	Debt
Mammoth Credit Facility

On November 25, 2014, Mammoth entered into a revolving credit and security agreement with a syndicate of banks that provides for maximum borrowings of $170 million. The facility, as amended, matures on November 25, 2019. Borrowings under this facility are secured by the assets of Mammoth, inclusive of the subsidiary companies. The maximum availability of the facility is subject to a borrowing base calculation prepared monthly. Concurrent with the execution of the facility, the initial advance was used to repay all the debt of the Company then outstanding. Interest is payable monthly at a base rate set by the lead institution’s commercial lending group plus an applicable margin. Additionally, at the Company's request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches at set increments of $0.5 million. The LIBOR rate option allows the Company to select interest periods from one, two, three or six months. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. The deferred loan costs associated with this facility are classified in other non-current assets.

At June 30, 2018, there were no outstanding borrowings under the credit facility and $162.7 million of available borrowing capacity, after giving effect to $6.5 million of outstanding letters of credit. At December 31, 2017, there were outstanding borrowings under the credit facility of $99.9 million, leaving an aggregate of $62.8 million of borrowing capacity under the facility, after giving effect to $6.5 million of outstanding letters of credit.

The Mammoth facility also contains various customary affirmative and restrictive covenants. Among the various covenants are specifically identified financial covenants placing requirements of a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and minimum availability ($10 million). As of June 30, 2018 and December 31, 2017, the Company was in compliance with the financial covenants under the facility.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Other Liabilities

Other liabilities included the following (in thousands):

	June 30,	December 31,
	2018	2017
Capital lease obligations	$4,253	$2,015
Equipment financing arrangement	1,436	1,605
Other	250	500
Total	5,939	4,120
Less: Current portion of capital lease and equipment financing obligations included in accrued expenses and other current liabilities	(1,839)	(831)
Total Other Liabilities	$4,100	$3,289

The Company leases vehicles and other equipment under capital leases with varying terms and expiration dates through 2020. The weighted average implied interest rate under our capital leases as of June 30, 2018 and December 31, 2017 was 14.2% and 19.1%, respectively. Additionally, the Company entered into a five-year equipment financing arrangement maturing in 2022 that bears interest at 4.6% as of June 30, 2018. Principal and interest on capital leases and the equipment financing arrangement are paid monthly. Aggregate future payments under the Company's non-cancelable capital leases and equipment financing arrangement as of June 30, 2018 are as follows (in thousands):

2018	$890
2019	2,593
2020	1,696
2021	664
2022	360
Total future minimum payments	6,203
Less interest payments	(514)
Present value of future minimum payments	$5,689

11.	Variable Interest Entity

On April 6, 2018, Dire Wolf Energy Services LLC ("Dire Wolf"), a wholly owned subsidiary of the Company, entered into a Voting Trust Agreement with TVPX Aircraft Solutions Inc. (the "Voting Trustee"). Under the Voting Trust Agreement, Dire Wolf transferred 100% of its membership interest in Cobra Aviation Services LLC ("Cobra Aviation") to the Voting Trustee in exchange for Voting Trust Certificates. Dire Wolf retained the obligation to absorb all expected returns or losses of Cobra Aviation. Prior to the transfer of membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf. Cobra Aviation owns and operates a helicopter primarily for services provided to Cobra Acquisitions, a wholly owned subsidiary of the Company. Dire Wolf entered into the Voting Trust Agreement in order to meet certain registration requirements.

Dire Wolf's voting rights are not proportional to its obligation to absorb expected returns or losses of Cobra Aviation and all of Cobra Aviation's activities are conducted on behalf of Dire Wolf, which has disproportionately fewer voting rights; therefore, Cobra Aviation meets the criteria of a VIE. Cobra Aviation's operational activities are directed by Dire Wolf's officers and Dire Wolf has the option to terminate the Voting Trust Agreement at any time. Therefore, the Company, through Dire Wolf, is considered the primary beneficiary of the VIE and consolidates Cobra Aviation at June 30, 2018.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash expenses:
Compensation and benefits	$10,978	$2,966	$18,677	$5,381
Professional services	2,981	1,652	5,568	3,581
Other(a)	3,935	2,015	5,542	3,880
Total cash SG&A expense	17,894	6,633	29,787	12,842
Non-cash expenses:
Bad debt provision	28,263	17	53,790	(25)
Equity based compensation(b)	17,487	—	17,487	—
Stock based compensation	1,483	1,050	2,574	1,620
Total non-cash SG&A expense	47,233	1,067	73,851	1,595
Total SG&A expense	$65,127	$7,700	$103,638	$14,437

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level). See Note 15 for additional detail.

13.	Income Taxes
The components of income tax expense (benefit) attributable to the Company for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign current income tax expense	$67,665	$21	$125,712	$606
Foreign deferred income tax benefit	(15,266)	(14)	(25,386)	(20)
U.S. current income tax expense	1,636	—	1,624	—
U.S. deferred income tax benefit	(523)	(2,811)	(2,520)	(6,496)
Total	$53,512	$(2,804)	$99,430	$(5,910)

The Company's effective tax rate was 50% and 37%, respectively, for the six months ended June 30, 2018 and 2017. The increase in the effective tax rate is primarily due to the equity based compensation expense recognized during the six months ended June 30, 2018 as well as a higher tax rate in Puerto Rico, where most of our income was generated during the six months ended June 30, 2018, compared to the United States tax rate. No income was generated in Puerto Rico during the six months ended June 30, 2017. Additionally, the Company's effective tax rate can fluctuate as a result of, among other things, discrete items, state income taxes, permanent differences and changes in pre-tax income.

A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgments regarding future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. During the six months ended June 30, 2018, the Company recorded a change in valuation allowance of $9.2 million related to foreign tax credits that are not expected to be utilized.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). As a result, the Company recorded a provisional amount for effects of the Tax Act totaling $31.0 million during the fourth quarter of 2017. The Company continues to evaluate the impact of the Tax Act and no revisions were recorded to the provisional amount during the six months ended June 30, 2018. The Company expects to complete its detailed analysis of the effects of the Tax Act no later than the fourth quarter of 2018.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings (Loss) Per Share

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Allocation of earnings:
Net income (loss)	$42,700	$(1,170)	$98,246	$(6,151)
Weighted average common shares outstanding	44,737	39,500	44,700	38,506
Basic earnings (loss) per share	$0.95	$(0.03)	$2.20	$(0.16)

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$42,700	$(1,170)	$98,246	$(6,151)
Weighted average common shares, including dilutive effect (a)	45,059	39,500	44,977	38,506
Diluted earnings (loss) per share	$0.95	$(0.03)	$2.18	$(0.16)

a.	No incremental shares of potentially dilutive restricted stock awards were included for the three and six months ended June 30, 2017 as their effect was antidulitive under the treasury stock method.

15.	Equity Based Compensation
Upon formation of certain operating entities by Wexford, Gulfport and Rhino, specified members of management (the “Specified Members”) and certain non-employee members (the “Non-Employee Members”) were granted the right to receive distributions from the operating entities after the contribution member’s unreturned capital balance was recovered (referred to as “Payout” provision).

On November 24, 2014, the awards were modified in conjunction with the contribution of the operating entities to Mammoth. These awards were not granted in limited or general partner units. The awards are for interests in the distributable earnings of the members of MEH Sub, Mammoth’s majority equity holder.

On the IPO closing date, the unreturned capital balance of Mammoth's majority equity holder was not fully recovered from its sale of common stock in the IPO. As a result, Payout did not occur and no compensation cost was recorded.

On June 29, 2018, as part of an underwritten secondary public offering, MEH Sub sold 2,764,400 shares of the Company’s common stock at a purchase price to MEH Sub of $38.01 per share. MEH Sub received the proceeds from this offering. As a result, a portion of the Non-Employee Member awards reached Payout. During the three months ended June 30, 2018, the Company recognized equity compensation expense totaling $17.5 million related to these non-employee awards. These awards are at the sponsor level and this transaction had no dilutive impact or cash impact to the Company.

Payout for the remaining awards is expected to occur following additional sales by MEH Sub of its shares of the Company's common stock, which is considered not probable until the event occurs. For the Specified Member awards, the unrecognized amount, which represents the fair value of the award as of the modification dates or grant date, was $5.6 million. For the Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of June 30, 2018 was $43.1 million.

16.	Stock Based Compensation

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2018	640,632	$19.44
Granted	93,556	26.83
Vested	(149,098)	21.29
Forfeited	—	—
Unvested shares as of June 30, 2018	585,090	$21.07

As of June 30, 2018, there was $9.2 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.7 million and $1.1 million, respectively, for the three months ended June 30, 2018 and 2017 and $2.9 million and $1.6 million, respectively, for the six months ended June 30, 2018 and 2017.

17.	Related Party Transactions
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

Following is a summary of related party transactions (in thousands):

		REVENUES				ACCOUNTS RECEIVABLE
		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2018	2017	2018	2017	2018	2017
Pressure Pumping and Gulfport	(a)	$33,831	$41,100	$72,377	$72,845	$20,127	$25,054
Muskie and Gulfport	(b)	9,730	13,605	21,192	25,145	4,428	1,947
Panther Drilling and Gulfport	(c)	—	952	56	1,994	12	872
Cementing and Gulfport	(d)	2,048	903	4,876	903	1,739	2,255
SR Energy and Gulfport	(e)	4,626	1,565	11,579	1,565	4,292	3,348
Panther Drilling and El Toro	(f)	—	—	345	—	—	—
Redback Energy and El Toro	(g)	92	34	92	158	—	—
Coil Tubing and El Toro	(h)	—	—	360	—	(2)	—
Bison Drilling and Predator	(i)	—	—	—	—	—	234
Other Relationships		14	49	14	100	78	78
		$50,341	$58,208	$110,891	$102,710	$30,674	$33,788

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	Panther Drilling performs drilling services for Gulfport pursuant to a master service agreement.

d.	Cementing performs well cementing services for Gulfport.

e.	SR Energy performs rental services for Gulfport.

f.	Panther provides services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

g.	Redback Energy performs completion and production services for El Toro pursuant to a master service agreement.

h.	Coil Tubing provides to El Toro services in connection with completion and drilling activities.

i.	Bison Drilling provides equipment rentals to Predator, an entity in which Wexford owns a minority interest.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2018	2017	2018	2017	2018	2017
		COST OF REVENUE		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra and T&E	(a)	$1,486	$—	$2,762	$—	$289	$457
Higher Power and T&E	(a)	950	—	1,458	—	576	3
Panther and DBDHT	(b)	—	—	—	128	—	77
The Company and 2017 Stingray Companies	(c)	—	207	—	444	—	—
Other		(8)	55	—	120	—	218
		$2,428	$262	$4,220	$692	$865	$755

		SELLING, GENERAL AND ADMINISTRATIVE COSTS		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Everest	(d)	$55	$50	$86	$108	$6	$19
The Company and Wexford	(e)	290	165	473	398	78	150
The Company and Caliber	(f)	145	72	346	72	47	1
Other		42	20	56	53	—	2
		$532	$307	$961	$631	$131	$172

		CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
Cobra and T&E	(a)	$757	$—	$1,131	$—	$170	$66
Higher Power and T&E	(a)	1,575	—	2,773	—	750	385
		$2,332	$—	$3,904	$—	$920	$451
						$1,916	$1,378

a.	Cobra and Higher Power purchase materials and services from T&E, an entity in which a member of management's family owns a minority interest.

b.	Panther rents rotary steerable equipment in connection with its directional drilling services from DBDHT.

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

On June 29, 2018, Gulfport and certain entities controlled by Wexford (the "Selling Stockholders") completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the Selling Stockholders of $38.01 per share. The Selling Stockholders received all proceeds from this offering. The Company incurred costs of approximately $0.7 million related to the secondary public offering during the three months ended June 30, 2018.

18.	Commitments and Contingencies
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Aggregate future minimum payments under these obligations in effect at June 30, 2018 are as follows (in thousands):

Year ended December 31:	Operating Leases	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2018	$12,148	$16,393	$19,254
2019	18,091	—	12,125
2020	15,622	—	400
2021	12,029	—	165
2022	8,995	—	—
Thereafter	6,057	—	—
	$72,942	$16,393	$31,944

For the six months ended June 30, 2018 and 2017, the Company recognized rent expense of $10.2 million and $4.2 million, respectively.

The Company has various letters of credit that were issued under the Company's revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	June 30,	December 31,
	2018	2017
Environmental remediation	$3,582	$3,582
Insurance programs	2,486	2,486
Rail car commitments	455	455
Total letters of credit	$6,523	$6,523

The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of June 30, 2018 and December 31, 2017, the policies require a deductible per occurrence of up to $0.3 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to physical loss to its assets, employer's liability, automobile liability, commercial general liability and workers’ compensation based on estimates. As of June 30, 2018 and December 31, 2017, the policies contained an aggregate stop loss of $2.0 million. The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2018. These estimates may change in the near term as actual claims continue to develop. As of June 30, 2018 and December 31, 2017, accrued insurance claims were $4.2 million and $2.9 million, respectively.

Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2018 and December 31, 2017 and no expense was recognized during the six months ended June 30, 2018 or 2017 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incurs. As of June 30, 2018, outstanding bid bonds and performance and payment bonds totaled $1.1 million and $1.6 million, respectively. The estimated the cost to complete projects secured by the performance and payment bonds totaled $0.6 million as of June 30, 2018. As of December 31, 2017, the Company did not have any outstanding bid bonds or performance and payment bonds.

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

On August 1, 2016, a putative class and collective action lawsuit alleging that Redback Energy failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Texas law was filed titled Michael Caffey, individually and on behalf of all others similarly situated v. Redback Energy Services LLC in the U.S. District Court for the Western District of Texas. The parties reached a settlement of this matter in April 2017. The settlement was paid and did not have a material impact on the Company's financial position, results of operations or cash flows.

On January 26, 2017, a collective action lawsuit alleging that Stingray Pressure Pumping LLC ("Pressure Pumping") failed to pay a class of workers in compliance with the Fair Labor Standards Act was filed titled Ryan Crosby vs. Stingray Pressure Pumping LLC, in the United Stated District Court for the Southern District of Ohio Eastern Division. The Company is evaluating the background facts at this time and is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

On June 27, 2017, a complaint alleging negligence, as a result of a motor vehicle accident, was filed titled Donnelle Banks, individually and as parent and next Friend for Leila Ann Hollis, a minor, vs. Redback Coil Tubing LLC and Mammoth Energy Services, Inc. in the District Court of Gregg County, Texas. This matter is covered by insurance and did not have a material impact on the Company’s financial position, results of operations or cash flows.

On June 27, 2018, the Company's registered agent notified the Company that it had been served with a putative class action lawsuit titled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions, LLC; D. Grimm Puerto Rico, LLC; Aseguradoras A, B & C; John Doe; Richard Doe, in the Commonwealth of Puerto Rico Superior Court of San Juan. The plaintiffs allege negligent acts by the defendants caused an electrical failure in Puerto Rico resulting in damages of at least $300 million. The Company believes this claim is without merit and will vigorously defend the action. However, the Company continues to evaluate the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's financial position, results of operations or cash flows.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and six months ended June 30, 2018, the Company paid $1.8 million and $3.4 million, respectively, in contributions to the plan. The Company did not make contributions to the plan during the three and six months ended June 30, 2017.

19.	Reporting Segments
As of June 30, 2018, our revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides energy services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers and electric infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2018, the Company’s four reportable segments include pressure pumping services ("Pressure Pumping"), infrastructure services ("Infrastructure"), natural sand proppant services ("Sand") and contract land and directional drilling services ("Drilling").

The pressure pumping services segment provides hydraulic fracturing services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Permian Basin in Texas and the mid-continent region in Oklahoma. The infrastructure services segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The sand segment mines, processes and sells sand for use in hydraulic fracturing. The sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. The contract land and directional drilling services segment provides vertical, horizontal and directional drilling services primarily in the Permian Basin in West Texas.

The Company also provides coil tubing services, pressure control services, flowback services, cementing services, equipment rental services, crude oil hauling services and remote accommodation services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column labeled "All Other" in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended June 30, 2018	Pressure Pumping	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$100,333	$360,250	$37,439	$17,126	$18,446	$—	$533,594
Intersegment revenues	1,073	—	15,406	84	1,721	(18,284)	—
Total revenue	101,406	360,250	52,845	17,210	20,167	(18,284)	533,594
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	61,593	210,189	35,117	15,280	17,649	—	339,828
Intersegment cost of revenues	16,174	754	1,019	(40)	129	(18,036)	—
Total cost of revenue	77,767	210,943	36,136	15,240	17,778	(18,036)	339,828
Selling, general and administrative	20,822	39,786	1,787	1,591	1,141	—	65,127
Depreciation, depletion, amortization and accretion	13,829	4,094	3,881	5,349	3,642	—	30,795
Impairment of long-lived assets	—	—	—	187	—	—	187
Operating income (loss)	(11,012)	105,427	11,041	(5,157)	(2,394)	(248)	97,657
Interest expense, net	341	106	76	265	171	—	959
Other expense	80	330	36	32	8	—	486
Income (loss) before income taxes	$(11,433)	$104,991	$10,929	$(5,454)	$(2,573)	$(248)	$96,212

Three months ended June 30, 2017	Pressure Pumping	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$49,924	$1,709	$24,000	$12,472	$10,157	$—	$98,262
Intersegment revenues	272	—	762	—	85	(1,119)	—
Total revenue	50,196	1,709	24,762	12,472	10,242	(1,119)	98,262
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	35,826	1,626	19,974	12,033	7,881	—	77,340
Intersegment cost of revenues	847	—	267	—	5	(1,119)	—
Total cost of revenue	36,673	1,626	20,241	12,033	7,886	(1,119)	77,340
Selling, general and administrative	2,403	307	2,416	1,435	1,139	—	7,700
Depreciation, depletion, amortization and accretion	9,626	340	2,206	4,974	2,747	—	19,893
Operating income (loss)	1,494	(564)	(101)	(5,970)	(1,530)	—	(6,671)
Interest expense, net	303	4	353	440	12	—	1,112
Bargain purchase gain	—	—	(4,012)	—	—	—	(4,012)
Other expense	4	—	140	60	(1)	—	203
Income (loss) before income taxes	$1,187	$(568)	$3,418	$(6,470)	$(1,541)	$—	$(3,974)

Six months ended June 30, 2018	Pressure Pumping	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$196,912	$685,709	$73,942	$32,354	$38,926	$—	$1,027,843
Intersegment revenues	5,632	—	29,918	86	4,136	(39,772)	—
Total revenue	202,544	685,709	103,860	32,440	43,062	(39,772)	1,027,843
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	128,205	404,265	68,447	29,755	35,257	—	665,929
Intersegment cost of revenues	31,576	2,545	5,305	122	234	(39,782)	—
Total cost of revenue	159,781	406,810	73,752	29,877	35,491	(39,782)	665,929
Selling, general and administrative	23,485	71,637	3,431	2,844	2,241	—	103,638
Depreciation, depletion, amortization and accretion	27,815	6,501	6,197	9,704	7,486	—	57,703
Impairment of long-lived assets	—	—	—	187	—	—	187
Operating income (loss)	(8,537)	200,761	20,480	(10,172)	(2,156)	10	200,386
Interest expense, net	845	182	156	660	353	—	2,196
Other expense	92	332	23	72	(5)	—	514
Income (loss) before income taxes	$(9,474)	$200,247	$20,301	$(10,904)	$(2,504)	$10	$197,676

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2017	Pressure Pumping	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$90,377	$1,709	$38,912	$23,223	$19,007	$—	$173,228
Intersegment revenues	459	—	1,447	—	85	(1,991)	—
Total revenue	90,836	1,709	40,359	23,223	19,092	(1,991)	173,228
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	64,533	1,712	32,582	22,986	14,025	—	135,838
Intersegment cost of revenues	1,532	—	454	—	5	(1,991)	—
Total cost of revenue	66,065	1,712	33,036	22,986	14,030	(1,991)	135,838
Selling, general and administrative	4,180	355	4,474	2,728	2,700	—	14,437
Depreciation, depletion, amortization and accretion	18,784	340	3,569	9,942	4,495	—	37,130
Operating income (loss)	1,807	(698)	(720)	(12,433)	(2,133)	—	(14,177)
Interest expense, net	431	4	486	657	(69)	—	1,509
Bargain purchase gain	—	—	(4,012)	—	—	—	(4,012)
Other expense	7	—	154	224	2	—	387
Income (loss) before income taxes	$1,369	$(702)	$2,652	$(13,314)	$(2,066)	$—	$(12,061)

	Pressure Pumping	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2018:
Total assets(a)	$277,895	$341,171	$199,421	$92,578	$150,579	$(32,521)	$1,029,123
Goodwill	$86,043	$891	$2,684	$—	$11,893	$—	$101,511
As of December 31, 2017:
Total assets(a)	$297,140	$205,275	$190,859	$88,527	$243,767	$(158,325)	$867,243
Goodwill	$86,043	$891	$2,684	$—	$10,193	$—	$99,811

a.
Total assets included in the All Other column include Mammoth LLC corporate assets totaling $34.3 million and $148.8 million, respectively, as of June 30, 2018 and December 31, 2017, of which $16.9 million and $137.4 million are inter-segment accounts receivable which are eliminated in consolidation.

20.	Subsequent Events
On July 9, 2018, the Company and certain of its direct and indirect subsidiaries entered into a third amendment to Mammoth's revolving credit facility with the lenders party thereto and PNC Bank, National Association, as a lender and agent for the lenders (the "Third Amendment"). Among other things, the Third Amendment permits (i) the declaration of quarterly cash distributions on the shares representing equity of Mammoth if, among other things, after giving effect to the payment of such dividend or distributions contemplated by the declaration, pro forma excess availability would be no less than 22.5% of the maximum available credit and no default or event of default exists, (ii) the payment of the declared dividends or distributions if (x) such dividends or distributions are made within sixty (60) days after the declaration thereof and (y) on the date such dividends or distributions are made, (1) after giving effect to the payment of such dividend or distribution, pro forma excess availability would be no less than 22.5% of the maximum available credit and (2) no material default or material event of default shall have occurred, or would result therefrom, and (iii) the issuance of third-party surety bonds in favor of Mammoth and its subsidiaries in relation with their bonded contracts, in each case subject to the additional limitations described in the Third Amendment.

On July 10, 2018, the Company's wholly owned subsidiary, Pressure Pumping and Gulfport entered into Amendment No. 2 to that certain Amended & Restated Master Services Agreement for Pressure Pumping Services, effective as of October 1, 2014, as amended effective January 1, 2016 (the “Existing Pressure Pumping Agreement”). Under the Existing Pressure Pumping Agreement, Pressure Pumping provides hydraulic fracturing, stimulation and related completion and rework services to Gulfport with two dedicated frac spreads and related equipment. The amendment extended the term of the existing pressure pumping agreement until December 31, 2021, unless it is terminated earlier in accordance with its terms, and expanded the service area to include both Ohio and Oklahoma. The amendment also provides that Gulfport has the right to suspend pressure pumping services for up to one crew by upon a minimum of 90 days prior written notice to Pressure Pumping, with no further payment or other obligation to Pressure Pumping for such suspended crew. Pressure Pumping will be obligated to resume any such suspended pressure pumping services upon 90 days prior written notice by

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gulfport, unless such notice is waived by Pressure Pumping. The amendment also provides for the initial suspension of pressure pumping services to Gulfport for a period July 1, 2018 through September 30, 2018, during which period Pressure Pumping may use the dedicated frac spreads for other customers. If during the initial suspension period Pressure Pumping’s use of the dedicated frac spreads for other customers does not reach a certain level, then Gulfport will pay agreed costs to Pressure Pumping and Pressure Pumping will perform services for Gulfport with respect to such amount. In addition, if during such initial suspension period Pressure Pumping is unable to utilize the dedicated frac spreads for other customers, Gulfport will pay agreed recoupment costs to Pressure Pumping during the period of October 1, 2018 to December 31, 2018.

On August 6, 2018, the Company's wholly owned subsidiary, Muskie Proppant LLC ("Muskie Proppant") and Gulfport entered into a Second Amendment to the Sand Supply Agreement, effective as of October 1, 2014, as amended effective November 15, 2015. The amendment extends the term of the agreement until December 31, 2021.

The Company's unsatisfied performance obligations increased approximately $88.8 million as a result of the amendments to the pressure pumping and sand supply agreements with Gulfport.

On July 16, 2018, the Company's Board of Directors initiated a quarterly dividend policy and declared the Company's first quarterly cash dividend of $0.125 per share of common stock, to be paid on August 14, 2018 to stockholders of record as of the close of business on August 7, 2018. Based on the number of shares outstanding at June 30, 2018, the total dividend payable to stockholders on August 14, 2018 will be approximately $5.6 million.

Subsequent to June 30, 2018, the Company entered into rail car and property lease agreements with aggregate commitments of $2.4 million.

Subsequent to June 30, 2018, the Company ordered additional capital equipment with aggregate commitments of $9.6 million.

Subsequent to June 30, 2018, subsidiaries in the Company's infrastructure segment entered into an air chart agreement, barge chartering agreement and other service agreements with aggregate commitments of $2.5 million, $2.1 million and $0.6 million, respectively.

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

Overview

We are an integrated, growth-oriented company serving both the oil and gas and the electric utility industry in North America and US territories. Our primary business objective is to grow our operations and create value for stockholders through organic opportunities and accretive acquisitions. Our suite of services includes pressure pumping services, infrastructure services, natural sand proppant services, contract land and directional drilling services and other energy services, including coil tubing, flowback, cementing, acidizing, equipment rental, crude oil hauling, water transfer and remote accommodations. Our pressure pumping services division provides hydraulic fracturing services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our natural sand proppant services division mines, processes and sells proppant used for hydraulic fracturing. Our contract land and directional drilling services division provides drilling rigs and crews for operators as well as rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide coil tubing services, pressure control services, flowback services, cementing services, acidizing services, equipment rentals, crude oil hauling services, water transfer and remote accommodations. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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

Second Quarter 2018 Highlights and Recent Developments

Executed New $900 million Contract with PREPA

On May 26, 2018, our wholly owned subsidiary Cobra Acquisitions LLC, or Cobra, entered into a new master services agreement with the Puerto Rico Electric Power Authority, or PREPA, to complete the restoration of the electrical transmission and distribution system components damaged by Hurricane Maria and to support the initial phase of reconstruction of the electrical power system in Puerto Rico, which we refer to as the New PREPA Contract. Cobra has agreed to provide the labor, supervision, tools and materials necessary to provide the restoration and reconstruction services under the New PREPA Contract, which has a one-year term ending May 25, 2019 and provides for total payments not to exceed $900.0 million. The New PREPA Contract was awarded at the conclusion of a request for proposal (RFP) bid process that began in February 2018. The New PREPA Contract is in addition to the contract that Cobra entered into in October 2017, as subsequently amended, to provide restoration services to PREPA.

Acquisition of WTL Oil and RTS Energy Services

During the second quarter of 2018, we completed the acquisitions of WTL Oil LLC, or WTL, and RTS Energy Services LLC, or RTS, for $6.1 million and $8.1 million, respectively. WTL provides crude oil hauling services in the Permian Basin and mid-continent region. RTS provides cementing and acidizing services in the Permian Basin.

Completed Underwritten Secondary Offering of Common Stock

On June 29, 2018, Gulfport and certain entities controlled by Wexford Capital LP, as the selling stockholders, completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the selling stockholders of $38.01 per share. The selling stockholders received all proceeds from this offering. The selling stockholders also granted the underwriters an option to purchase up to an aggregate of 600,000 additional shares of our common stock at the same purchase price. This option was exercised, in part, and on July 30, 2018, the underwriters purchased an additional 385,000 shares of common stock from the selling stockholders at the same price per share.
Extended Pressure Pumping Services and Sand Supply Agreements with Gulfport
On July 10, 2018, we amended our existing agreement with Gulfport pursuant to which we, through our subsidiary Pressure Pumping, provide hydraulic fracturing, stimulation and related completion and rework services to Gulfport with two dedicated frac spreads and related equipment. The amendment extended the term of the existing pressure pumping agreement until December 31, 2021, unless it is terminated earlier in accordance with its terms, and expanded the service area to include both Ohio and Oklahoma. The pressure pumping amendment also provides that Gulfport has the right to suspend pressure pumping services for up to one crew by upon a minimum of 90 days prior written notice to Pressure Pumping, with no further payment or other obligation to Pressure Pumping for such suspended crew. Pressure Pumping will be obligated to resume any such suspended pressure pumping services upon 90 days prior written notice by Gulfport, unless such notice is waived by Pressure Pumping.

The pressure pumping amendment also provides for the initial suspension of pressure pumping services to Gulfport for a period July 1, 2018 through September 30, 2018, during which period Pressure Pumping may use the dedicated frac spreads for other customers. If during the initial suspension period Pressure Pumping’s use of the dedicated frac spreads for other customers does not reach a certain level, then Gulfport will pay agreed costs to Pressure Pumping and Pressure Pumping will perform services for Gulfport with respect to such amount. In addition, if during such initial suspension period Pressure Pumping is unable to utilize the dedicated frac spreads for other customers, Gulfport will pay agreed recoupment costs to Pressure Pumping during the period of October 1, 2018 to December 31, 2018.

On August 6, 2018, we amended our existing agreement with Gulfport pursuant to which we, through our subsidiary Muskie Proppant, sell and deliver specified amounts of sand to Gulfport. The amendment extends the term of the existing sand supply agreement until December 31, 2021.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the oil and natural gas prices. Over the past several years, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. During early 2017, oil prices stabilized around the $50 per barrel level and started a gradual upward trend which continued into the second quarter of 2018, where oil prices averaged $67.85.

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

Energy Infrastructure Industry

In 2017, we expanded into the electric infrastructure business, offering both commercial and storm restoration services to government-funded utilities, private utilities, public investor owned utilities and cooperatives. Since we commenced operations in this line of business, substantially all of our infrastructure revenues has been generated from storm restoration work, primarily from PREPA due to damage caused by Hurricane Maria. On October 19, 2017, Cobra and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provides for payments of up to $945.4 million. On May 26, 2018, Cobra and PREPA entered into a new one-year, $900.0 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contract will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. In the event PREPA does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, terminates the contracts or curtails our services prior to the end of the contract terms, our financial condition, results of operations and cash flows could be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delayed payments to us or efforts to recover payments already made.

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

Natural Sand Proppant Industry

In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth. Demand for proppant declined in 2015 and throughout most of 2016 with reduced well completion activity; however, we believe that demand for proppant will continue to grow over the long-term, as it did throughout 2017 and the first half of 2018. Over the past 18 months, several new and existing suppliers announced planned capacity additions of frac sand supply, particularly in the Permian Basin. We expect frac sand supply to exceed growth in demand over the coming months and quarters in the Permian Basin. While planned capacity may exceed the expectations for frac sand demand in the Permian Basin, the collectively available industry capacity is constrained due to (i)

availability of the grades of sand that are currently in demand, (ii) general operating conditions and normal downtime and (iii) logistics constraints. The industry is expected to add significant capacity over the next 12 to 18 months, particularly in the Permian Basin. We believe that the coarseness, conductivity, sphericity, acid-solubility and crush-resistant properties of our Northern White sand reserves and our transportation infrastructure afford us an advantage over many of our competitors and make us one of a select group of sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America.

During the first half of 2018, constraints in the rail system adversely impacted frac sand deliveries from our Taylor sand facility in Jackson County, Wisconsin. As a result, we estimate production at our Taylor facility was 23% lower during the first half of 2018 than it would have been in the absence of these constraints. We anticipate that these rail system constraints will be alleviated later in 2018. Production at our Piranha facility was not impacted by these rail constraints.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Revenue:
Pressure pumping services	$101,406	$50,196
Infrastructure services	360,250	1,709
Natural sand proppant services	52,845	24,762
Contract land and directional drilling services	17,210	12,472
Other services	20,167	10,242
Eliminations	(18,284)	(1,119)
Total revenue	533,594	98,262

Cost of revenue:
Pressure pumping services (exclusive of depreciation and amortization of $13,841 and $9,597, respectively, for the three months ended June 30, 2018 and 2017)	77,767	36,673
Infrastructure services (exclusive of depreciation and amortization of $4,088 and $340, respectively, for the three months ended June 30, 2018 and 2017)	210,943	1,626
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $3,879 and $2,204, respectively, for the three months ended June 30, 2018 and 2017)	36,136	20,241
Contract land and directional drilling services (exclusive of depreciation of $5,349 and $4,970, respectively, for the three months ended June 30, 2018 and 2017)	15,240	12,033
Other services (exclusive of depreciation and amortization of $3,620 and $2,744, respectively, for the three months ended June 30, 2018 and 2017)	17,778	7,886
Eliminations	(18,036)	(1,119)
Total cost of revenue	339,828	77,340
Selling, general and administrative expenses	65,127	7,700
Depreciation, depletion, amortization and accretion	30,795	19,893
Impairment of long-lived assets	187	—
Operating income (loss)	97,657	(6,671)
Interest expense, net	(959)	(1,112)
Bargain purchase gain	—	4,012
Other expense, net	(486)	(203)
Income (loss) before income taxes	96,212	(3,974)
Provision (benefit) for income taxes	53,512	(2,804)
Net income (loss)	$42,700	$(1,170)

Revenue. Revenue for the three months ended June 30, 2018 increased $436 million, or 443%, to $534 million from $98 million for the three months ended June 30, 2017. The increase in total revenues is primarily attributable to a $359 million increase in infrastructure services revenue during the three months ended June 30, 2018, representing 82% of the overall increase. Additionally, pressure pumping services revenue and natural sand proppant revenue increased $51 million and $28 million, respectively, representing 12% and 6% of the overall increase.

Revenue derived from related parties was $50 million, or 9% of our total revenues, for the three months ended June 30, 2018 and $58 million, or 59% of our total revenues, for the three months ended June 30, 2017. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. On July 10, 2018, we executed an amendment with Gulfport to extend the term of our pressure pumping contract through December 2021. While the terms of the contract amendment provide Gulfport the right to suspend our services under certain conditions, we do not believe that any such suspension would have a material adverse effect on our operations or financial condition based on current utilization and pricing. Additionally, on August 6, 2018, we executed an amendment with Gulfport to extend the term of our sand supply agreement through December 2021. Revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division revenue increased $51 million, or 102%, to $101 million for the three months ended June 30, 2018 from $50 million for the three months ended June 30, 2017. Revenue derived from related parties was $34 million, or 33% of total pressure pumping revenues, for the three months ended June 30, 2018 compared to $41 million, or 82% of total pressure pumping revenues, for the three months ended June 30, 2017. Substantially all of our related party revenue is derived from Gulfport. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $1 million and $0.3 million, respectively, for the three months ended June 30, 2018 and 2017.

The increase in our pressure pumping services revenue was primarily driven by the startup of our fourth, fifth and sixth pressure pumping fleets in June, August and October 2017, respectively, in the SCOOP/STACK and Permian Basin, which contributed revenues of $51 million during the three months ended June 30, 2018. Additionally, the number of stages completed increased to 1,815 for the three months ended June 30, 2018 from 1,287 for the three months ended June 30, 2017.

Infrastructure Services. Infrastructure services division revenue increased $358 million to $360 million for the three months ended June 30, 2018 from $2 million for the three months ended June 30, 2017. We generated $347 million, or 96% of total infrastructure services revenue, from our contract with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $28 million, or 113%, to $53 million for the three months ended June 30, 2018, from $25 million for the three months ended June 30, 2017. Revenue derived from related parties was $10 million, or 18% of total sand revenues, for the three months ended June 30, 2018 and $14 million, or 55% of total sand revenues, for the three months ended June 30, 2017. Inter-segment revenues, consisting primarily of revenue derived from our pressure pumping segment, totaled $15 million, or 29% of total sand revenues, for the three months ended June 30, 2018 and $1 million, or 3% of total sand revenues, for the three months ended June 30, 2017.

The increase in our natural sand proppant services revenue was primarily attributable to a 117% increase in tons of sand sold from approximately 359,053 tons for the three months ended June 30, 2017 to 777,850 tons for the three months ended June 30, 2018. We completed the expansion of our Taylor sand facility in March 2018. In May 2017, we acquired a wet and dry plant and sand mine located on approximately 600 acres in New Auburn, Wisconsin through our purchase of the assets of Chieftain. These assets contributed revenues of $14.6 million to our natural sand proppant division for the three months ended June 30, 2018 compared to $0.2 million for the three months ended June 30, 2017.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue increased $5 million, or 38%, from $12 million for the three months ended June 30, 2017 to $17 million for the three months ended June 30, 2018. Revenue derived from related parties, consisting primarily of directional drilling revenue from Gulfport, was a nominal amount for the three months ended June 30, 2018 and $1 million, or 8% of total drilling revenues, for the three months ended June 30, 2017.

The increase in contract land and directional drilling revenue was primarily attributable to our directional drilling services, which accounted for $4 million, or 76% of the total increase as a result of increased utilization from 26% for the three months ended June 30, 2017 to 47% for the three months ended June 30, 2018. Our rig moving services accounted for $1 million, or 22%, of the operating division increase primarily due to increased activity. Our land drilling services accounted for $0.1 million, or 2%, of the operating division increase as a result of an increase in average day rates from approximately $14,100 for the three months ended June 30, 2017 to approximately $17,229 for the three months ended June 30, 2018, partially offset by a decrease in average active rigs from six for the three months ended June 30, 2017 to four for the three months ended June 30, 2018.

Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodation businesses, increased

$10 million, or 97%, to $20 million for the three months ended June 30, 2018 from $10 million for the three months ended June 30, 2017. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $7 million, or 34% of total other revenues, for the three months ended June 30, 2018 and $3 million, or 25% of total other revenues, for the three months ended June 30, 2017. Inter-segment revenues, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $2 million and $0.1 million, respectively, for the three months ended June 30, 2018 and 2017.

Stingray Cementing and Stingray Energy, which we acquired in June 2017, contributed revenues of $9 million for the three months ended June 30, 2018 compared to $3 million for the three months ended June 30, 2017. Revenues from our coil tubing, pressure control and flowback services increased $3 million for the three months ended June 30, 2018 compared to three months ended June 30, 2017 primarily due to increases in utilization. These increases were partially offset by a decrease in revenue from our remote accommodations business due to a decline in utilization.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $263 million from $77 million, or 79% of total revenue, for the three months ended June 30, 2017 to $340 million, or 64% of total revenue, for the three months ended June 30, 2018. The increase was primarily due to an expansion of our infrastructure services business, which represented a $209 million increase in cost of revenue, as well as an increase in pressure pumping division costs of $41 million, primarily related to the addition of three new fleets in 2017, and an increase in natural sand proppant division costs of $16 million, primarily due to an increase in tons of sand sold during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Cost of revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, increased $41 million, or 112%, to $78 million for the three months ended June 30, 2018 from $37 million for the three months ended June 30, 2017. The increase was primarily due to the expansion of services into the SCOOP/STACK and Permian Basin with the addition of three fleets. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $14 million and $10 million for the three months ended June 30, 2018 and 2017, was 77% and 73%, respectively, for the three months ended June 30, 2018 and 2017. The increase in costs as a percentage of revenue was primarily due to an increase in cost of goods sold as a result of selling sand with our service package to customers in the mid-continent region.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, was $211 million and $2 million, respectively, for the three months ended June 30, 2018 and 2017. The increase is due to the expansion of our infrastructure business in late 2017 and 2018. The largest components of our cost of revenue include labor-related costs, including contract labor, and travel, meals and lodging expense. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4 million and $0.3 million for the three months ended June 30, 2018 and 2017, was 59% and 95%, respectively, for the three months ended June 30, 2018 and 2017.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $16 million, or 79%, from $20 million for the three months ended June 30, 2017 to $36 million for the three months ended June 30, 2018, primarily due to an increase in cost of goods sold as a result of a 117% increase in tons of sand sold in the 2018 period. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $4 million and $2 million for the three months ended June 30, 2018 and 2017, was 68% and 82%, respectively, for the three months ended June 30, 2018 and 2017. The decrease is primarily due to startup costs incurred for our Piranha plant, which was acquired in May 2017.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division cost of revenue, exclusive of depreciation expense, increased $3 million, or 27%, from $12 million for the three months ended June 30, 2017 to $15 million for the three months ended June 30, 2018, primarily due to an increase in utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue, exclusive of depreciation expense of $5 million for both the three months ended June 30, 2018 and 2017, was 89% and 96%, respectively, for the three months ended June 30, 2018 and June 30, 2017. The decrease was primarily due to increased utilization and dayrates.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $10 million, or 125%, from $8 million for the three months ended June 30, 2017 to $18 million for the three months ended June 30, 2018, primarily due to the acquisition of Stingray Cementing and Stingray Energy in June 2017 and an increase in utilization for our other businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4 million and $2 million for the three months ended June 30, 2018 and 2017, was 88% and 77%, respectively, for the three months ended June 30, 2018 and 2017. The increase is primarily the result of increased equipment rental expense and labor-related costs as a percentage of revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. These expenses increased $57 million, or 746%, to $65 million for the three months ended June 30, 2018, from $8 million for the three months ended June 30, 2017, primarily related to costs incurred for the expansion of our infrastructure business, an increase in the provision for bad debt and an increase in equity based compensation. The equity based compensation represents compensation expense for awards issued by certain Wexford affiliates and had no cash impact to the Company and no dilutive impact relative to the number of shares outstanding. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017
Cash expenses:
Compensation and benefits	$10,978	$2,966
Professional services	2,981	1,652
Other(a)	3,935	2,015
Total cash SG&A expense	17,894	6,633
Non-cash expenses:
Bad debt provision	28,263	17
Equity based compensation(b)	17,487	—
Stock based compensation	1,483	1,050
Total non-cash SG&A expense	47,233	1,067
Total SG&A expense	$65,127	$7,700

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $11 million, or 55%, to $31 million for the three months ended June 30, 2018 from $20 million for the three months ended June 30, 2017. The increase is primarily attributable to an increase in property and equipment purchases in the second half of 2017 and first half of 2018, resulting in increased depreciation expense.

Operating Income (Loss). Operating income increased $105 million to $98 million for the three months ended June 30, 2018 compared to an operating loss of $7 million for the three months ended June 30, 2017. The increase was primarily the result of an expansion of our infrastructure services business, which recognized operating income of $106 million and an increase in natural sand proppant operating income of $11 million. These were partially offset by a $13 million decrease in operating income in our pressure pumping segment due to an increase in non-cash equity compensation expense during the three months ended June 30, 2018.

Interest Expense, Net. Interest expense, net was $1 million for both the three months ended June 30, 2018 and 2017. Average outstanding borrowings remained relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other Expense, Net. Non-operating charges, net resulted in expense of $0.5 million and $0.2 million, respectively, for the three months ended June 30, 2018 and 2017. Both periods were primarily comprised of loss recognition on assets disposed of during the period.

Income Taxes. We recorded income tax expense of $54 million on pre-tax income of $96 million for the three months ended June 30, 2018 compared to an income tax benefit of $3 million on pre-tax loss of $4 million for the three months ended June 30, 2017. Our effective tax rate was 56% for the three months ended June 30, 2018 compared to 35% for the three months ended June 30, 2017. The increase in effective tax rate is primarily due to the equity based compensation expense recognized during the three months ending June 30, 2018 as well as a higher tax rate in Puerto Rico, where most of our income was generated during the three months ended June 30, 2018, compared to the United States tax rate. No income was generated in Puerto Rico during the three months ended June 30, 2017.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Revenue:
Pressure pumping services	$202,544	$90,836
Infrastructure services	685,709	1,709
Natural sand proppant services	103,860	40,359
Contract land and directional drilling services	32,440	23,223
Other services	43,062	19,092
Eliminations	(39,772)	(1,991)
Total revenue	1,027,843	173,228

Cost of revenue:
Pressure pumping services (exclusive of depreciation and amortization of $27,818 and $18,725, respectively, for the six months ended June 30, 2018 and 2017)	159,781	66,065
Infrastructure services (exclusive of depreciation and amortization of $6,489 and $340, respectively, for the six months ended June 30, 2018 and 2017)	406,810	1,712
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $6,193 and $3,566, respectively, for the six months ended June 30, 2018 and 2017)	73,752	33,036
Contract land and directional drilling services (exclusive of depreciation of $9,703 and $9,934, respectively, for the six months ended June 30, 2018 and 2017)	29,877	22,986
Other services (exclusive of depreciation and amortization of $7,463 and $4,490, respectively, for the six months ended June 30, 2018 and 2017)	35,491	14,030
Eliminations	(39,782)	(1,991)
Total cost of revenue	665,929	135,838
Selling, general and administrative expenses	103,638	14,437
Depreciation, depletion, amortization and accretion	57,703	37,130
Impairment of long-lived assets	187	—
Operating income (loss)	200,386	(14,177)
Interest expense, net	(2,196)	(1,509)
Bargain purchase gain	—	4,012
Other expense, net	(514)	(387)
Income (loss) before income taxes	197,676	(12,061)
Provision (benefit) for income taxes	99,430	(5,910)
Net income (loss)	$98,246	$(6,151)

Revenue. Revenue for the six months ended June 30, 2018 increased $855 million, or 493%, to $1 billion from $173 million for the six months ended June 30, 2017. The increase in total revenues is primarily attributable to a $684 million increase in infrastructure services revenue, representing 80% of the overall increase. Additionally, pressure pumping services revenue and natural sand proppant revenue increased $112 million and $64 million, respectively, representing 13% and 7% of the overall increase.

Revenue derived from related parties was $111 million, or 11% of our total revenues, for the six months ended June 30, 2018 and $103 million, or 59% of our total revenues, for the six months ended June 30, 2017. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. On July 10, 2018, we executed an amendment with Gulfport to extend the term of our pressure pumping contract through December 2021. While the terms of the contract amendment provide Gulfport the right to suspend our services under certain conditions, we do not believe that any such suspension would have a material adverse effect on our operations or financial condition based on current utilization and pricing. Additionally, on August 6, 2018, we executed an amendment with Gulfport to extend the term of our sand supply agreement through December 2021. Revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division revenue increased $112 million, or 123%, to $203 million for the six months ended June 30, 2018 from $91 million for the six months ended June 30, 2017. Revenue derived from related parties was $72 million, or 36% of total pressure pumping revenues, for the six months ended June 30, 2018 compared to $73 million, or 80% of total pressure pumping revenues, for the six months ended June 30, 2017. Substantially all of our related party revenue is derived from Gulfport. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $6 million and $0 million, respectively, for the six months ended June 30, 2018 and 2017.

The increase in our pressure pumping services revenue was primarily driven by the startup of our fourth, fifth and sixth pressure pumping fleets in June, August and October 2017, respectively, in the SCOOP/STACK and Permian Basin, which contributed revenues of $92 million during the six months ended June 30, 2018. Additionally, the number of stages completed increased to 3,487 for the six months ended June 30, 2018 from 2,147 for the six months ended June 30, 2017.

Infrastructure Services. Infrastructure services division revenue increased $684 million from $2 million for the six months ended June 30, 2017 to $686 million for the six months ended June 30, 2018. We generated $665 million, or 97% of total infrastructure services revenue, from our contract with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $64 million, or 157%, to $104 million for the six months ended June 30, 2018, from $40 million for the six months ended June 30, 2017. Revenue derived from related parties was $21 million, or 20% of total sand revenues, for the six months ended June 30, 2018 and $25 million, or 62% of total sand revenues, for the six months ended June 30, 2017. Inter-segment revenues, consisting primarily of revenue derived from our pressure pumping segment, totaled $30 million, or 29% of total sand revenues, for the six months ended June 30, 2018 and $1 million, or 4% of total sand revenues, for the six months ended June 30, 2017.

The increase in our natural sand proppant services revenue was primarily attributable to a 146% increase in tons of sand sold from approximately 614,918 tons for the six months ended June 30, 2017 to 1,513,434 tons for the six months ended June 30, 2018. We completed the expansion of our Taylor sand facility in March 2018. In May 2017, we acquired a wet and dry plant and sand mine located on approximately 600 acres in New Auburn, Wisconsin through our purchase of the assets of Chieftain. These assets contributed revenues of $26 million to our natural sand proppant division for the six months ended June 30, 2018 compared to $0.2 million for the six months ended June 30, 2017.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division revenue increased $9 million, or 40%, from $23 million for the six months ended June 30, 2017 to $32 million for the six months ended June 30, 2018. Revenue derived from related parties, consisting primarily of directional drilling revenue from Gulfport and El Toro Resources LLC, was $0.4 million, or 1% of total drilling revenues, for the six months ended June 30, 2018 compared to $2 million, or 9% of total drilling revenues, for the six months ended June 30, 2017.

The increase in contract land and directional drilling revenue was primarily attributable to our directional drilling services, which accounted for $6 million, or 61% of the total increase as a result of increased utilization from 26% for the six months ended June 30, 2017 to 46% for the six months ended June 30, 2018. Our rig moving services accounted for $2 million, or 24%, of the operating division increase primarily due to increased activity. Our land drilling services accounted for $1 million, or 16%, of the operating division increase as a result of an increase in average day rates from approximately $14,250 for the six months ended June 30, 2017 to approximately $16,882 for the six months ended June 30, 2018, partially offset by a decrease in average active rigs from six for the six months ended June 30, 2017 to five rigs for the six months ended June 30, 2018.

Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodations businesses, increased $24 million, or 126%, to $43 million for the six months ended June 30, 2018 from $19 million for the six months ended June 30, 2017. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $17 million, or 39% of total other revenues, for the six months ended June 30, 2018 and $3 million, or 14% of total other revenues, for the six months ended June 30, 2017. Inter-segment revenues, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $4 million and $0.1 million for the six months ended June 30, 2018 and 2017.

Stingray Cementing and Stingray Energy, which we acquired in June 2017, contributed revenues of $21 million for the six months ended June 30, 2018 compared to $3 million for the six months ended June 30, 2017. Revenues from our coil tubing, pressure control and flowback services increased $7 million for the six months ended June 30, 2018 compared to six months ended June 30, 2017 primarily due to increases in utilization.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $530 million from $136 million, or 78% of total revenue, for the six months ended June 30, 2017 to $666 million, or 65% of total revenue, for the six months ended June 30, 2018. The increase was primarily due to the expansion of our infrastructure services business, which represented a $405 million increase in cost of revenue, as well as an increase in pressure pumping division costs of $94 million, primarily related to the addition of three new fleets during 2017, and an increase in natural sand proppant division costs of $41 million, primarily due to an increase in tons of sand sold during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Cost of revenue by operating division was as follows:

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, increased $94 million, or 142%, to $160 million for the six months ended June 30, 2018 from $66 million for the six months ended June 30, 2017. The increase was primarily due to the expansion of services into the SCOOP/STACK and Permian Basin with the addition of three fleets during 2017, which accounted for $83 million, or 88%, of the increase. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $28 million and $19 million for the six months ended June 30, 2018 and 2017, was 79% and 73%, respectively, for the six months ended June 30, 2018 and June 30, 2017. The increase in costs as a percentage of revenue was primarily due to an increase in cost of goods sold as a result of selling sand with our service package to customers in the mid-continent region.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, was $407 million and $2 million, respectively, for the six months ended June 30, 2018 and 2017. The increase is due to the expansion of our infrastructure business in late 2017 and 2018. The largest components of our cost of revenue include labor-related costs, including contract labor, and travel, meals and lodging expense. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $7 million and $0.3 million for the six months ended June 30, 2018 and 2017, was 59% and 100%, respectively, for the six months ended June 30, 2018 and 2017.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $41 million, or 123%, from $33 million for the six months ended June 30, 2017 to $74 million for the six months ended June 30, 2018, primarily due to an increase in cost of goods sold as a result of a 146% increase in tons of sand sold in the 2018 period. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $6 million and $4 million for the six months ended June 30, 2018 and 2017, was 71% and 82%, respectively, for the six months ended June 30, 2018 and June 30, 2017. The decrease is primarily due to startup costs incurred for our Piranha plant, which was acquired in May 2017.

Contract Land and Directional Drilling Services. Contract land and directional drilling services division cost of revenue, exclusive of depreciation expense, increased $7 million, or 30%, from $23 million for the six months ended June 30, 2017 to $30 million for the six months ended June 30, 2018, primarily due to increased utilization. As a percentage of revenue, our contract land and directional drilling services division cost of revenue, exclusive of depreciation expense of $10 million for both the six months ended June 30, 2018 and 2017, was 92% and 99%, respectively, for the six months ended June 30, 2018 and June 30, 2017. The decrease was primarily due to higher day rates and a decrease in compensation and benefits expense as a percentage of revenue.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $21 million, or 153%, from $14 million for the six months ended June 30, 2017 to $35 million for the six months ended June 30, 2018, primarily due to the acquisition of Stingray Cementing and Stingray Energy in June 2017. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $7 million and $4 million for the six months ended June 30, 2018 and 2017, was 82% and 73%, respectively, for the six months ended June 30, 2018 and 2017. The increase is primarily the result of increased equipment rental expense and labor-related costs as a percentage of revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses increased $89 million, or 618%, to $104 million for the six months ended June 30, 2018, from $14 million for the six months ended June 30, 2017 primarily related to costs incurred for the expansion of our infrastructure business, an increase in provisions for bad debt and an increase in equity based compensation. The equity based compensation represents compensation expense for awards issued by certain Wexford affiliates and had no cash impact to the Company and no dilutive impact relative to the number of shares outstanding. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash expenses:
Compensation and benefits	$18,677	$5,381
Professional services	5,568	3,581
Other(a)	5,542	3,880
Total cash SG&A expense	29,787	12,842
Non-cash expenses:
Bad debt provision	53,790	(25)
Equity based compensation(b)	17,487	—
Stock based compensation	2,574	1,620
Total non-cash SG&A expense	73,851	1,595
Total SG&A expense	$103,638	$14,437

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $21 million, or 55%, to $58 million for the six months ended June 30, 2018 from $37 million for the six months ended June 30, 2017. The increase is primarily attributable to an increase in property and equipment purchases in the second half of 2017 and first half of 2018, resulting in increased depreciation expense.

Operating Income (Loss). Operating income increased $215 million to $200 million for the six months ended June 30, 2018 compared to an operating loss of $14 million for the six months ended June 30, 2017. The increase was primarily the result of an expansion of our infrastructure services business, which accounted for 93%, or $201 million, of the overall increase in operating income and a $21 million increase in natural sand proppant operating income. These were partially offset by a $10 million decrease in pressure pumping operating income due to an increase in non-cash equity compensation expense during the six months ended June 30, 2018.

Interest Expense, Net. Interest expense, net increased $1 million, or 46%, during the six months ended June 30, 2018 primarily due to an increase in average borrowings outstanding during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Other Expense, Net. Non-operating charges, net resulted in expense of $1 million and $0.4 million for the six months ended June 30, 2018 and 2017. Both periods were primarily comprised of loss recognition on assets disposed of during the period.

Income Taxes. We recorded income tax expense of $99 million on pre-tax income of $198 million for the six months ended June 30, 2018 compared to an income tax benefit of $6 million on pre-tax loss of $12 million for the six months ended

June 30, 2017. Our effective tax rate was 50% for the six months ended June 30, 2018 compared to 37% for the six months ended June 30, 2017. The increase in effective tax rate is primarily due to the equity based compensation expense recognized during the six months ended June 30, 2018 as well as a higher tax rate in Puerto Rico, where most of our income was generated during the six months ended June 30, 2018, compared to the United States tax rate. No income was generated in Puerto Rico during the six months ended June 30, 2017.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, accretion and amortization, acquisition related costs, public offering costs, equity based compensation, stock based compensation, bargain purchase gain, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets) and provision (benefit) for income taxes. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net income (loss)	$42,700	$(1,170)	$98,246	$(6,151)
Depreciation, depletion, accretion and amortization expense	30,795	19,893	57,703	37,130
Impairment of long-lived assets	187	—	187	—
Acquisition related costs	77	961	31	2,208
Public offering costs	731	—	731	—
Equity based compensation	17,487	—	17,487	—
Stock based compensation	1,660	1,050	2,916	1,620
Bargain purchase gain	—	(4,012)	—	(4,012)
Interest expense, net	959	1,112	2,196	1,509
Other expense, net	486	203	514	387
Provision (benefit) for income taxes	53,512	(2,804)	99,430	(5,910)
Adjusted EBITDA	$148,594	$15,233	$279,441	$26,781

Pressure Pumping Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net income	$(11,433)	$1,187	$(9,474)	$1,369
Depreciation and amortization expense	13,829	9,626	27,815	18,784
Acquisition related costs	33	—	33	—
Public offering costs	202	—	202	—
Equity based compensation	17,487	—	17,487	—
Stock based compensation	453	503	871	774
Interest expense	341	303	845	431
Other expense, net	80	4	92	7
Adjusted EBITDA	$20,992	$11,623	$37,871	$21,365

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net income (loss)	$52,359	$(568)	$99,658	$(702)
Depreciation and amortization expense	4,094	340	6,501	340
Acquisition related costs	4	42	(4)	42
Public offering costs	360	—	360	—
Stock based compensation	606	—	1,063	—
Interest expense	106	4	182	4
Other expense, net	330	—	332	—
Provision for income taxes	52,632	—	100,589	—
Adjusted EBITDA	$110,491	$(182)	$208,681	$(316)

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net income	$10,929	$3,409	$20,301	$2,643
Depreciation, depletion, accretion and amortization expense	3,881	2,206	6,197	3,569
Acquisition related costs	—	916	(38)	1,954
Public offering costs	95	—	95	—
Stock based compensation	205	182	391	252
Bargain purchase gain	—	(4,012)	—	(4,012)
Interest expense	76	353	156	486
Other expense, net	36	140	23	154
Provision for income taxes	—	9	—	9
Adjusted EBITDA	$15,222	$3,203	$27,125	$5,055

Contract Land and Directional Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net loss	$(5,454)	$(6,470)	$(10,904)	$(13,314)
Depreciation and amortization expense	5,349	4,974	9,704	9,942
Impairment of long-lived assets	187	—	187	—
Acquisition related costs	—	3	—	25
Public offering costs	34	—	34	—
Stock based compensation	301	180	408	292
Interest expense, net	265	440	660	657
Other expense, net	32	60	72	224
Adjusted EBITDA	$714	$(813)	$161	$(2,174)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2018	2017	2018	2017
Net (loss) income	$(3,453)	$1,272	$(1,346)	$3,853
Depreciation and amortization expense	3,642	2,747	7,486	4,495
Acquisition related costs	40	—	40	187
Public offering costs	40	—	40	—
Stock based compensation	94	184	183	301
Interest expense, net	171	12	353	(69)
Other expense, net	8	(1)	(5)	2
(Benefit) provision for income taxes	880	(2,813)	(1,158)	(5,919)
Adjusted EBITDA	$1,422	$1,401	$5,593	$2,850

(a) Includes results for our coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling and remote accommodations services and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Income and Adjusted Earnings per Share

Adjusted net income and adjusted earnings per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company's performance by excluding certain non-cash charges that may not be indicative of the Company's ongoing operating results. Adjusted net income and adjusted earnings per share should not be considered in isolation or as a substitute for net income and earnings per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net income and adjusted earnings per share to the GAAP financial measures of net income and earnings per share for the periods specified.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income, as reported	$42,700	$(1,170)	$98,246	$(6,151)
Equity based compensation	17,487	—	17,487	—
Adjusted net income	$60,187	$(1,170)	$115,733	$(6,151)

Basic earnings per share, as reported	$0.95	$(0.03)	$2.20	$(0.16)
Equity based compensation	0.40	—	0.40	—
Adjusted basic earnings per share	$1.35	$(0.03)	$2.60	$(0.16)

Diluted earnings per share, as reported	$0.95	$(0.03)	$2.18	$(0.16)
Equity based compensation	0.39	—	0.39	—
Adjusted diluted earnings per share	$1.34	$(0.03)	$2.57	$(0.16)

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Since November 2014, our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility, cash flows from operations and proceeds from our initial public offering. Our primary use of capital has been for investing in property and equipment used to provide our services and to acquire complementary businesses. On July 16, 2018, we initiated a quarterly dividend policy a declared our first quarterly cash dividend to be paid in August 2018. Future declaration of cash dividends are subject to approval by our Board of Directors and may be adjusted at their discretion based on market conditions and capital availability.

As of June 30, 2018, we had no borrowings outstanding under our revolving credit facility and $163 million of available borrowing capacity under this facility, after giving effect to $7 million of outstanding letters of credit.

The following table summarizes our liquidity for the periods indicated (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$10,702	$5,637
Revolving credit facility availability	169,233	169,233
Less long-term debt	—	(99,900)
Less letter of credit facilities (environmental remediation)	(3,582)	(3,582)
Less letter of credit facilities (insurance programs)	(2,486)	(2,486)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	5,688	88,798
Total	$179,100	$157,245

a.
Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $365 million and cash and cash equivalents of $11 million from total current assets of $382 million as of June 30, 2018. As of December 31, 2017, net working capital (less cash) is calculated by subtracting total current liabilities of $220 million and cash and cash equivalents of $6 million from total current assets of $314 million.

At August 3, 2018, we had no borrowings outstanding under our revolving credit facility, leaving an aggregate of $163 million of available borrowing capacity under this facility, which is net of letters of credit of $7 million.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$125,128	$9,586	$226,451	$24,004
Net cash used in investing activities	(85,755)	(71,952)	(121,243)	(102,693)
Net cash provided by (used in) financing activities	(39,073)	57,926	(100,045)	57,926
Effect of foreign exchange rate on cash	(45)	62	(98)	73
Net change in cash	$255	$(4,378)	$5,065	$(20,690)

Operating Activities

Net cash provided by operating activities was $226 million for the six months ended June 30, 2018, compared to $24 million for the six months ended June 30, 2017. Net cash provided by operating activities was $125 million for the three months ended June 30, 2018 compared to $10 million for the three months ended June 30, 2017. The increase in operating cash flows was primarily attributable to the increase in net income as a result of the expansion of our infrastructure services business and improvements in our pressure pumping and sand businesses.

Investing Activities

Net cash used in investing activities was $121 million for the six months ended June 30, 2018, compared to $103 million for the six months ended June 30, 2017. Net cash used in investing activities was $86 million for the three months ended June 30, 2018, compared to $72 million for the three months ended June 30, 2017. Cash used in investing activities was used to purchase property and equipment that is utilized to provide our services and to acquire complementary businesses.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pressure pumping services(a)	$8,233	$24,737	$16,099	$53,402
Infrastructure services(b)	40,778	3,958	56,556	3,958
Natural sand proppant services(c)	6,958	2,795	12,658	2,970
Contract and directional drilling services(d)	7,083	3,632	10,701	5,901
Other(e)	9,959	344	12,771	344
Total capital expenditures	$73,011	$35,466	$108,785	$66,575
a.     Capital expenditures primarily for pressure pumping equipment for the six months ended June 30, 2018 and 2017.
b.     Capital expenditures primarily for trucks and other equipment for the six months ended June 30, 2018 and 2017.
c.    Capital expenditures primarily for plant upgrades for the six months ended June 30, 2018 and 2017.

d.	Capital expenditures primarily for upgrades to our rig fleet and real estate purchases for the six months ended June 30, 2018 and upgrades to our rig fleet for the six months ended June 30, 2017.
e.    Capital expenditures primarily for equipment for our rental and crude oil hauling businesses for the six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities was $100 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $58 million for the six months ended June 30, 2017. Net cash used in financing activities was $39 million for the three months ended June 30, 2018, compared to net cash provided by financing activities of $58 million for the three months ended June 30, 2017. Net cash used in financing activities was primarily attributable to net repayments under our revolving credit facility of $39 million and $99 million, respectively for the three and six months ended June 30, 2018. Net cash provided by financing activities was primarily attributable to net borrowings under our revolving credit facility of $65 million for the three and six months ended June 30, 2017.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was ($0.1) million and $0.1 million, respectively, for the six months ended June 30, 2018 and 2017. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $16 million and $94 million, respectively, at June 30, 2018 and December 31, 2017. Our cash balances were $11 million and $6 million, respectively, at June 30, 2018 and December 31, 2017.

Our Revolving Credit Facility

We are party to a $170 million revolving credit and security agreement, dated as of November 25, 2014 as subsequently amended, with PNC Capital Markets LLC, as lead arranger, PNC Bank, National Association, as the administrative and collateral agent, and the lenders from time-to-time party thereto. Our revolving credit facility matures on November 25, 2019. Borrowings under our revolving credit facility are secured by our and our subsidiaries’ assets. The maximum availability for future borrowings under our revolving credit facility is subject to a borrowing base calculation prepared monthly.

Effective as of July 12, 2017, our revolving credit facility was amended, providing us with greater flexibility for permitted acquisitions and permitted indebtedness, increasing the maximum amount credited to the borrowing base for sand inventory and for in-transit inventory and increasing certain default thresholds from $5 million to $15 million.

Effective as of July 9, 2018, our revolving credit facility was again amended to, among other things, permit (i) the declaration of quarterly cash distributions on the shares representing equity of Mammoth if, among other things, after giving effect to the payment of such dividend or distributions contemplated by the declaration, pro forma excess availability would be no less than 22.5% of the maximum available credit and no default or event of default exists, (ii) the payment of the declared dividends or distributions if (x) such dividends or distributions are made within sixty (60) days after the declaration thereof and (y) on the date such dividends or distributions are made, (1) after giving effect to the payment of such dividend or distribution, pro forma excess availability would be no less than 22.5% of the maximum available credit and (2) no material default or material event of default shall have occurred, or would result therefrom, and (iii) the issuance of third-party surety bonds in favor of Mammoth and its subsidiaries in relation with their bonded contracts, in each case subject to the additional limitations described in the Third Amendment.

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

At June 30, 2018, we had no outstanding borrowings under our credit facility. At June 30, 2018, we had availability of $163 million under our revolving credit facility, after giving effect to $7 million of outstanding letters of credit.

Our revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0), and minimum availability ($10.0 million). As of June 30, 2018 and December 31, 2017, we were in compliance with these financial covenants.

Capital Requirements and Sources of Liquidity

During 2018, we currently estimate that our aggregate capital expenditures will be approximately $205 million. These capital expenditures include $98 million in our infrastructure services segment for assets for additional crews, $25 million in our natural sand proppant services segment primarily related to expansion projects, $21 million in our pressure pumping segment for various pressure pumping equipment, $14 million in our contract land and directional drilling services segment primarily for rig upgrades and real estate, $17 million for expansion of our rental equipment business in Ohio and into Oklahoma, $10 million for the expansion of our water transfer business, $8 million for the expansion of our crude hauling business, $6 million for coil tubing equipment and $6 million for other capital expenditures. During the first half of 2018, our capital expenditures totaled $109 million.

We believe that our cash on hand, operating cash flow and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures could be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, we continue to pursue our previously announced acquisition strategy to enhance our portfolio of products and services, market positioning and/or geographic presence in both other existing and new industries. In doing so, we regularly evaluate acquisition opportunities. However, we do not have a specific acquisition budget for 2018 since the timing and size of acquisitions cannot be accurately forecasted. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

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

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum lease payments under these agreements in effect at June 30, 2018 are as follows (in thousands):

Year ended December 31:	Operating Leases	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2018	$12,148	$16,393	$19,254
2019	18,091	—	12,125
2020	15,622	—	400
2021	12,029	—	165
2022	8,995	—	—
Thereafter	6,057	—	—
	$72,942	$16,393	$31,944

Other Commitments

Subsequent to June 30, 2018, we entered into rail car and property lease agreements with aggregate commitments of $2.4 million.

Subsequent to June 30, 2018, we ordered additional capital equipment with aggregate commitments of $9.6 million.

Subsequent to June 30, 2018, subsidiaries in the Company's infrastructure segment entered into an air chart agreement, barge chartering agreement and other service agreements with aggregate commitments of $2.5 million, $2.1 million and $0.6 million, respectively.

New Accounting Pronouncements
In February 2016, the FASB issued ASU No, 2016-2 “Leases” amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. We plan to adopt this ASU effective January 1, 2019 utilizing the modified retrospective method of adoption. This new leasing guidance will impact us in situations where we are the lessee, and in certain circumstances we will have a right-of-use asset and lease liability on our consolidated financial statements. We are currently evaluating the effect the new guidance may have on our consolidated financial statements and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” which simplifies the accounting for share-based payments granted to non-employees by aligning the accounting with requirements for employee share-based compensation. Upon transition, this ASU requires non-employee awards to be measured at fair value as of the adoption date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted. Currently, we have not elected to early adopt this ASU and are evaluating the impact it will have on our consolidated financial statements.

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

Interest Rate Risk

We had a cash and cash equivalents balance of $11 million at June 30, 2018. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At June 30, 2018, we had no outstanding borrowings under our revolving credit facility. As of June 28, 2018, the last day on which we had outstanding borrowings under our revolving credit facility, a 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.2 million per year, based on $20 million outstanding and a weighted average interest rate of 4.55%. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation business, which is included in our other energy services segment, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2018, we had $3 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of June 30, 2018. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations. See Note 18 "Commitments and Contingencies," of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in our Annual Report on Form 10-K (Commission File No. 001-37917) filed with the SEC on February 28, 2018 and in our Rule 424(b)(5) prospectus summary and related base prospectus filed with the SEC on June 26, 2018.

There have been no material changes to the Risk Factors previously disclosed in our Prospectus Summary dated July 26, 2018.

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
4.4	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Rhino Exploration LLC	8-K	001-37917	11/15/2016	4.3
10.1	Master Service Contract for PREPA's Electrical Grid Repairs Hurricane Maria, executed on May 26, 2018, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC.	8-K	001-37917	5/31/2018	10.1
10.2	Third Amendment to Revolving Credit and Security Agreement, dated as of July 9, 2018, by and among Mammoth Energy Services, Inc., and certain of its direct and indirect subsidiaries, the lenders party to the Revolving Credit and Security Agreement from time to time and PNC Bank, National Association, as a lender and agent for the lenders.	8-K	001-37917	7/13/2018	10.1
10.3#
Amendment No. 2, dated as of July 10, 2018, between Stingray Pressure Pumping, LLC and Gulfport Energy Corporation to that certain Amended & Restated Master Services Agreement for Pressure Pumping Services, effective as of October 1, 2014, as amended effective January 1, 2016.
						X
10.4	Second Amendment to Sand Supply Agreement, dated as of August 6, 2018, between Muskie Proppant LLC and Gulfport Energy Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

#	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	August 7, 2018	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 7, 2018	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer