Form 10-Q
period 2019-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2019-05-03
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-37917
 Mammoth Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware		32-0498321
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14201 Caliber Drive, Suite 300 Oklahoma City, Oklahoma	(405) 608-6007	73134
(Address of principal executive offices)	(Registrant’s telephone number, including area code)	(Zip Code)

Title of each class of securities	Name of each exchange on which registered	Ticker Symbol
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market	TUSK
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

As of April 30, 2019, there were 44,876,649 shares of common stock, $0.01 par value, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2018 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2018 and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2019	2018
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$21,343	$67,625
Accounts receivable, net	404,389	337,460
Receivables from related parties	45,032	11,164
Inventories	18,913	21,302
Prepaid expenses	8,913	11,317
Other current assets	706	688
Total current assets	499,296	449,556

Property, plant and equipment, net	428,280	436,699
Sand reserves	71,496	71,708
Operating lease right-of-use assets	56,234	—
Intangible assets, net - customer relationships	1,637	1,711
Intangible assets, net - trade names	5,835	6,045
Goodwill	101,245	101,245
Other non-current assets	6,484	6,127
Total assets	$1,170,507	$1,073,091
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$67,542	$68,843
Payables to related parties	609	370
Accrued expenses and other current liabilities	55,258	59,652
Current operating lease liability	17,533	—
Income taxes payable	60,272	104,958
Total current liabilities	201,214	233,823

Long-term debt	82,037	—
Deferred income tax liabilities	63,923	79,309
Long-term operating lease liability	38,572	—
Asset retirement obligation	3,056	3,164
Other liabilities	3,285	2,743
Total liabilities	392,087	319,039

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,876,649 issued and outstanding at March 31, 2019 and December 31, 2018	449	449
Additional paid in capital	532,208	530,919
Retained earnings	249,488	226,765
Accumulated other comprehensive loss	(3,725)	(4,081)
Total equity	778,420	754,052
Total liabilities and equity	$1,170,507	$1,073,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE	(in thousands, except per share amounts)
Services revenue	$193,101	$408,659
Services revenue - related parties	44,073	49,088
Product revenue	12,309	25,040
Product revenue - related parties	12,655	11,462
Total revenue	262,138	494,249

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $25,682 and $24,575 respectively, for the three months ended March 31, 2019 and 2018)	158,106	290,979
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0 and $0, respectively, for the three months ended March 31, 2019 and 2018)	713	1,792
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,871 and $2,314, respectively, for the three months ended March 31, 2019 and 2018)	30,251	33,330
Selling, general and administrative (Note 12)	16,902	38,082
Selling, general and administrative - related parties (Note 12)	434	429
Depreciation, depletion, amortization and accretion	28,576	26,908
Total cost and expenses	234,982	391,520
Operating income	27,156	102,729

OTHER INCOME (EXPENSE)
Interest expense, net	(523)	(1,237)
Other, net	24,557	(28)
Total other income (expense)	24,034	(1,265)
Income before income taxes	51,190	101,464
Provision for income taxes	22,857	45,918
Net income	$28,333	$55,546

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax of ($90) and $186, respectively, for the three months ended March 31, 2019 and 2018	356	(461)
Comprehensive income	$28,689	$55,085

Net income per share (basic) (Note 15)	$0.63	$1.24
Net income per share (diluted) (Note 15)	$0.63	$1.24
Weighted average number of shares outstanding (basic) (Note 15)	44,929	44,650
Weighted average number of shares outstanding (diluted) (Note 15)	45,063	44,884
Dividends declared per share	$0.125	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	—	—	—	1,289	—	1,289
Net income	—	—	28,333	—	—	28,333
Cash dividends paid ($0.125 per share)	—	—	(5,610)	—	—	(5,610)
Other comprehensive income	—	—	—	—	356	356
Balance at March 31, 2019	44,877	$449	$249,488	$532,208	$(3,725)	$778,420

Balance at December 31, 2017	44,589	$446	$2,001	$508,010	$(2,661)	$507,796
Stock based compensation	125	1	—	1,255	—	1,256
Net income	—	—	55,546	—	—	55,546
Other comprehensive loss	—	—	—	—	(461)	(461)
Balance at March 31, 2018	44,714	$447	$57,547	$509,265	$(3,122)	$564,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$28,333	$55,546
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	1,289	1,256
Depreciation, depletion, accretion and amortization	28,576	26,908
Amortization of coil tubing strings	535	565
Amortization of debt origination costs	82	100
Bad debt expense	4	25,527
Loss (gain) on disposal of property and equipment	94	(184)
Deferred income taxes	(15,476)	(12,117)
Other	41	—
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(67,093)	(25,722)
Receivables from related parties	(33,868)	(12,550)
Inventories	1,854	5,060
Prepaid expenses and other assets	2,389	294
Accounts payable	(353)	8,302
Payables to related parties	239	851
Accrued expenses and other liabilities	(4,956)	1,636
Income taxes payable	(44,684)	25,851
Net cash (used in) provided by operating activities	(102,994)	101,323

Cash flows from investing activities:
Purchases of property and equipment	(20,273)	(35,176)
Purchases of property and equipment from related parties	—	(598)
Contributions to equity investee	(480)	—
Proceeds from disposal of property and equipment	1,500	286
Net cash used in investing activities	(19,253)	(35,488)

Cash flows from financing activities:
Borrowings from lines of credit	82,000	31,000
Repayments of lines of credit	—	(91,900)
Principal payments on financing leases and equipment financing notes	(457)	(72)
Dividends paid	(5,610)	—
Net cash provided by (used in) financing activities	75,933	(60,972)
Effect of foreign exchange rate on cash	32	(53)
Net change in cash and cash equivalents	(46,282)	4,810
Cash and cash equivalents at beginning of period	67,625	5,637
Cash and cash equivalents at end of period	$21,343	$10,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$294	$1,442
Cash paid for income taxes	$91,955	$32,184
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,016	$16,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business
Mammoth Energy Services, Inc. ("Mammoth Inc." or the "Company"), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities throughout the US and Puerto Rico. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping and natural sand and proppant services as well as contract land and directional drilling, coil tubing, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodation services.

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

At March 31, 2019 and December 31, 2018, Wexford, Gulfport and Rhino beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At March 31, 2019		At December 31, 2018
	Share Count	% Ownership	Share Count	% Ownership
Wexford	21,988,473	49.0%	21,988,473	49.0%
Gulfport	9,826,893	21.9%	9,826,893	21.9%
Rhino	—	—%	104,100	0.2%
Outstanding shares owned by related parties	31,815,366	70.9%	31,919,466	71.1%
Total outstanding	44,876,649	100.0%	44,876,649	100.0%

Operations

The Company's infrastructure services include electric utility contracting services focused on the construction, upgrade, maintenance and repair of transmission and distribution networks. The Company’s infrastructure services also provide storm repair and restoration services in response to natural disasters including hurricanes and ice or other storm-related damage. The Company's pressure pumping services include equipment and personnel used in connection with the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion and early production of oil and natural gas wells as well as water transfer services. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company also provides other services, including contract land and directional drilling, coil tubing, flowback, cementing, aciziding, equipment rentals, crude oil hauling and remote accommodations.

All of the Company’s operations are in North America and in the Caribbean. The Company provides its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies or delays or reductions in government appropriations could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in the commodity prices for oil and natural gas could have a material effect on the Company’s results of operations and financial condition.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entity (“VIE”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Most areas in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Delinquency fees are recognized in other income when chargeable and collectability is reasonably assured.

During the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC ("Cobra"), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority ("PREPA") to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $25.7 million. This amount is included in other, net on the unaudited condensed consolidated statement of comprehensive income.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2018 and the three months ended March 31, 2019 (in thousands):

Balance, January 1, 2018	$21,737
Additions (reductions) charged to bad debt expense	(14,589)
Deductions for uncollectible receivables written off	(1,950)
Balance, December 31, 2018	5,198
Additions charged to bad debt expense	4
Additions charged to other expense	143
Deductions for uncollectible receivables written off	(37)
Balance, March 31, 2019	$5,308

At December 31, 2017, the Company reviewed receivables due from PREPA and made specific reserves consistent with Company policy which resulted in additions to the allowance for doubtful accounts totaling $16.0 million. During 2018, the Company received payment from PREPA for the amount reserved at December 31, 2017. As a result, the Company reversed the 2017 additions to the allowance for doubtful accounts from PREPA during the year ended December 31, 2018.

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.1 million and $1.4 million, respectively, for the three months ended March 31, 2019 and year ended December 31, 2018. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2019 and December 31, 2018 and percentages of total revenues derived for the three months ended March 31, 2019 and 2018:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2019	2018	2019	2018
Customer A(a)	33%	64%	63%	65%
Customer B(b)	21%	12%	10%	3%
Customer C(c)	14%	—%	6%	2%

a.
Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.

b.
Customer B is a related party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's pressure pumping services segment, natural sand proppant services segment and other businesses.

c.
Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's pressure pumping services segment and equipment rental business.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements", issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 14 for the impact the adoption of this standard had on the Company's financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” which simplifies the accounting for share-based payments granted to non-employees by aligning the accounting with requirements for employee share-based compensation. Upon transition, this ASU requires non-employee awards to be measured at fair value as of the adoption date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019 and estimates the fair value of its non-employee awards (see Note 16) was approximately $18.9 million as of this date.

3.	Revenues
The Company's primary revenue streams include infrastructure services, pressure pumping services, natural sand proppant services and other services, which includes contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling and remote accommodations services. See Note 20 for the Company's revenue disaggregated by type.

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

Pressure Pumping Services
Pressure pumping services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Generally, the Company accounts for pressure pumping services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies proppant that is utilized for pressure pumping as part of the agreement with the customer. The Company accounts for these pressure pumping agreements as multiple performance obligations satisfied over time. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Generally, revenue is recognized over time upon the completion of each segment of work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location, consumable supplies and personnel.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of March 31, 2019, the Company had deferred revenue totaling $3.0 million related to shortfall payments. This amount is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the three months ended March 31, 2019, the Company recognized revenue totaling $1.0 million related to shortfall payments. The Company did not recognize any revenue related to shortfall payments during the three months ended March 31, 2018.

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

Other Services
The Company also provides contract land and directional drilling, coil tubing, pressure control, flowback, cementing, equipment rentals, crude oil hauling and remote accommodations services, which are reported under other services. These services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, January 1, 2018	$15,000
Deduction for recognition of revenue	(15,000)
Increase for deferral of shortfall payments	4,246
Increase for deferral of customer prepayments	58
Balance, December 31, 2018	4,304
Deduction for recognition of revenue	(2,054)
Increase for deferral of shortfall payments	768
Increase for deferral of customer prepayments	336
Balance, March 31, 2019	$3,354

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any contract assets as of March 31, 2019 or December 31, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had unsatisfied performance obligations totaling $129.6 million, which will be recognized over the next 2.5 years.

4.	Acquisitions

Acquisition of Air Rescue Systems and Brim Equipment Assets
On December 21, 2018, Cobra Aviation Services LLC ("Cobra Aviation"), a variable interest entity of the Company, completed a series of transactions that provided for an expansion of its aviation service business. These transactions include (i) the acquisition of all outstanding equity interests in Air Rescue Systems Corporation ("ARS"), (ii) the purchase of two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment Leasing, Inc. ("Brim Equipment") (the "Brim Equipment Assets") and (iii) the formation of a joint venture between Cobra Aviation and Wexford Partners Investment Co. LLC ("Wexford Investment"), a related party, under the name of Brim Acquisitions LLC ("Brim Acquisitions"), which acquired all outstanding equity interest in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million.

The acquisition of ARS qualifies under FASB ASC 805, Business Combinations, as a business combination. The purchase of the Brim Equipment Assets was negotiated and funded as part of the acquisition. Therefore, the purchase of the Brim Equipment Assets also qualifies as a business combination under ASC 805. Cobra Aviation is able to exercise significant influence over certain aspects of Brim Acquisitions' activities, but is a minority owner and does not have controlling financial interest. As a result, Cobra Aviation's investment in Brim Acquisitions is accounted for as an equity method investment under FASB ASC 323, Investments-Equity Method and Joint Ventures. See Note 8 for additional information on our investment in Brim Acquisitions.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From the acquisition date through December 31, 2018 and for the three months ended March 31, 2019, ARS and the Brim Equipment Assets provided the following activity (in thousands):

	2019		2018
	ARS	Brim Equipment Assets	ARS	Brim Equipment Assets
Revenues	$317	$1,511	$—	$—
Net loss(a)	(238)	(456)	(25)	—
a.    Includes depreciation expense of $0.1 million and $0.02 million, respectively, for ARS for the 2019 and 2018 and $0.1 million for the Brim Equipment Assets for 2019.

The following table presents unaudited pro forma information as if the ARS and the Brim Equipment Assets acquisitions had occurred as of January 1, 2018 (in thousands):

	Three Months Ended March 31, 2018
	ARS	Brim Equipment Assets
Revenues	$1,238	$959
Net income	402	532

The Company recognized $0.3 million of transaction related costs during the year ended December 31, 2018 related to these acquisitions.

Acquisition of WTL Oil LLC

On May 31, 2018, the Company completed its acquisition of WTL Oil LLC ("WTL") for total consideration of $6.1 million. The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of WTL expanded the Company's service offerings into the crude oil hauling business.

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

From the acquisition date through December 31, 2018 and for the three months ended March 31, 2019, WTL provided the following activity (in thousands):

	2019	2018
Revenues	$3,379	$7,511
Net loss(a)	(571)	(149)
a.    Includes depreciation and amortization expense of $0.5 million and $1.0 million, respectively, for the 2019 and 2018 periods.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unaudited pro forma information as if the acquisition of WTL had occurred as of January 1, 2018 (in thousands):

Three Months Ended March 31, 2018
Revenues	$1,709
Net income	192

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

Acquisition of RTS Energy Services LLC

On June 15, 2018, the Company completed its acquisition of RTS Energy Services LLC ("RTS") for total consideration of $8.1 million. The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of RTS expanded Mammoth's cementing services into the Permian Basin and added acidizing to the Company's service offerings.

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

From the acquisition date through December 31, 2018 and for the three months ended March 31, 2019, RTS provided the following activity (in thousands):

	2019	2018
Revenues	$1,360	$6,682
Net loss(a)	(2,095)	(3,210)
a.    Includes depreciation expense of $0.5 million and $0.9 million, respectively, for the 2019 and 2018 periods.

The following table presents unaudited pro forma information as if the acquisition of RTS had occurred as of January 1, 2018 (in thousands):

Three Months Ended March 31, 2018
Revenues	$5,623
Net loss	(422)

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

5.	Inventories
Inventories consist of raw sand and processed sand available for sale, chemicals and other products sold as a bi-product of completion and production operations and supplies used in performing services. Inventory is stated at the lower of cost or market (net realizable value) on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage and future utility. A summary of the Company's inventories is shown below (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2019	2018
Supplies	$12,963	$12,571
Raw materials	190	199
Work in process	1,373	3,273
Finished goods	4,387	5,259
Total inventories	$18,913	$21,302

6.	Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2019	2018
Assets held and used:
Pressure pumping equipment	3-5 years	$214,030	$208,968
Drilling rigs and related equipment	3-15 years	122,903	122,198
Machinery and equipment	7-20 years	187,076	173,867
Buildings	15-39 years	16,887	16,887
Vehicles, trucks and trailers	5-10 years	135,524	132,337
Coil tubing equipment	4-10 years	29,701	29,128
Land	N/A	14,235	14,235
Land improvements	15 years or life of lease	10,056	9,614
Rail improvements	10-20 years	13,806	13,806
Other property and equipment	3-12 years	13,561	13,614
		757,779	734,654
Deposits on equipment and equipment in process of assembly(a)		11,522	16,865
		769,301	751,519
Less: accumulated depreciation		363,458	337,514
Total assets held and used, net		405,843	$414,005

Assets subject to operating leases:
Buildings	15-30 years	30,125	29,493
Helicopters	6 years	4,937	4,937
		35,062	34,430
Less: accumulated depreciation		12,625	11,736
Total assets subject to operating leases, net		22,437	22,694

Total property, plant and equipment, net		$428,280	$436,699

a.
Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the three months ended March 31, 2019 and 2018, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount and $0.2 million, respectively, and gains on sales of equipment damaged or lost down-hole were a nominal amount and $0.2 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$28,066	$24,398
Depletion expense	212	87
Amortization expense	284	2,408
Accretion expense	14	15
Depreciation, depletion, amortization and accretion	$28,576	$26,908

7.	Intangible Assets and Goodwill
The Company had the following definite lived intangible assets recorded (in thousands):

	March 31,	December 31,
	2019	2018
Customer relationships	$2,255	$2,255
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(618)	(544)
Less: accumulated amortization - trade names	(3,228)	(3,018)
Intangible assets, net	$7,472	$7,756

Amortization expense for intangible assets was $0.3 million and $2.4 million, respectively, for the three months ended March 31, 2019 and 2018. The original life of customer relationships ranges from 6 to 10 years with a remaining average useful life of 6.7 years. The original life of trade names ranges from 10 to 20 years with a remaining average useful life of 8.8 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Amount
Remainder of 2019	$851
2020	1,135
2021	1,129
2022	1,108
2023	991
Thereafter	2,258
$7,472

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill was $101.2 million at both March 31, 2019 and December 31, 2018. Changes in the goodwill for the year ended December 31, 2018 and the three months ended March 31, 2019 are set forth below (in thousands):

Balance, January 1, 2018	$99,811
Additions:
WTL	1,567
RTS	133
ARS	694
Brim Equipment Assets	2,243
Impairment	(3,203)
Balance, December 31, 2018	101,245
Additions	—
Balance, March 31, 2019	$101,245

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

8.	Equity Method Investment
On December 21, 2018, Cobra Aviation and Wexford Investment, a related party, formed a joint venture under the name of Brim Acquisitions to acquire all outstanding equity interest in Brim Equipment for a total purchase price of approximately $1.4 million in cash to the sellers plus $0.6 million in consideration to be paid upon completion of certain contractual obligations. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns one commercial helicopter and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $1.4 million at March 31, 2019. The investment is included in other non-current assets on the unaudited condensed consolidated balance sheets. The Company recorded an equity method adjustment to its investment of ($0.7) million, inclusive of intercompany profit eliminations, for its share of Brim Acquisitions' loss for the three months ended March 31, 2019, which is included in other, net on the unaudited condensed consolidated statements of comprehensive income. The Company made additional investments totaling $0.5 million during the three months ended March 31, 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation, benefits and related taxes	$17,666	$20,898
State and local taxes payable	19,959	18,687
Insurance reserves	4,618	4,678
Deferred revenue	3,354	4,304
Financed insurance premiums	4,832	6,761
Other	4,829	4,324
Total	$55,258	$59,652

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of March 31, 2019 and December 31, 2018, the applicable interest rate associated with financed insurance premiums was 3.45%.

10.	Debt
On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, which amended and restated the Company's prior revolving credit and security agreement dated as of November 25, 2014, as amended prior to October 19, 2018. The facility matures on October 19, 2023. Borrowings under this facility are secured by the assets of Mammoth Inc., inclusive of certain of the subsidiary companies. The maximum availability of the facility is subject to a borrowing base calculation prepared monthly.

Outstanding borrowings under this facility bear interest at a per annum rate elected by Mammoth Inc. that is equal to an alternate base rate or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum in the case of the alternate base rate, and from 2.00% to 2.50% per annum in the case of LIBOR. The applicable margin depends on the amount of excess availability under this facility.

At March 31, 2019, there were outstanding borrowings under the amended and restated revolving credit facility of $82.0 million and $93.5 million of available borrowing capacity, after giving effect to $8.7 million of outstanding letters of credit. At December 31, 2018, there were no outstanding borrowings under the amended and restated revolving credit facility and $175.8 million of borrowing capacity under the facility, after giving effect to $8.4 million of outstanding letters of credit.

The Mammoth Inc. facility also contains various customary affirmative and restrictive covenants. Among the various covenants are specifically identified financial covenants placing requirements of a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and minimum availability ($10 million). As of March 31, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the facility.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Variable Interest Entity

On April 6, 2018, Dire Wolf Energy Services LLC ("Dire Wolf"), a wholly owned subsidiary of the Company, entered into a Voting Trust Agreement with TVPX Aircraft Solutions Inc. (the "Voting Trustee"). Under the Voting Trust Agreement, Dire Wolf transferred 100% of its membership interest in Cobra Aviation to the Voting Trustee in exchange for Voting Trust Certificates. Dire Wolf retained the obligation to absorb all expected returns or losses of Cobra Aviation. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf. Cobra Aviation owns three helicopters and support equipment, 100% of the equity interest in ARS and 49% of the equity interest in Brim Acquisitions. Dire Wolf entered into the Voting Trust Agreement in order to meet certain registration requirements.

Dire Wolf's voting rights are not proportional to its obligation to absorb expected returns or losses of Cobra Aviation and all of Cobra Aviation's activities are conducted on behalf of Dire Wolf, which has disproportionately fewer voting rights; therefore, Cobra Aviation meets the criteria of a VIE. Cobra Aviation's operational activities are directed by Dire Wolf's officers and Dire Wolf has the option to terminate the Voting Trust Agreement at any time. Therefore, the Company, through Dire Wolf, is considered the primary beneficiary of the VIE and consolidates Cobra Aviation at March 31, 2019.

12.	Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash expenses:
Compensation and benefits	$9,230	$7,699
Professional services	3,789	2,587
Other(a)	3,244	1,607
Total cash SG&A expense	16,263	11,893
Non-cash expenses:
Bad debt provision(b)	4	25,527
Stock based compensation	1,069	1,091
Total non-cash SG&A expense	1,073	26,618
Total SG&A expense	$17,336	$38,511

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	$25.4 million of the bad debt expense recognized during the three months ended March 31, 2018 was subsequently reversed during the third quarter of 2018.

13.	Income Taxes
The Company's effective tax rate was 45% for each of the three months ended March 31, 2019 and 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 differ from the statutory rate of 21% due to the mix of earnings between the United States and Puerto Rico. The majority of the Company's earnings for the periods were derived from Puerto Rico, which has a higher statutory rate compared to the United States. The Company recorded income tax expense of $22.9 million and $45.9 million, respectively, for the three months ended March 31, 2019 and 2018.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the requirements set forth in ASC 840, Leases. The Company adopted this standard effective January 1, 2019 utilizing the transition method which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. Accordingly, the comparative information as of December 31, 2018 and for the three months ended March 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. The new guidance requires lessees to report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.

The Company elected the transition practical expedient package whereby an entity was not required to reassess (i) whether any expired or existing contracts are or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of ASC 842 resulted in the recognition of approximately $60.0 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019 and did not materially impact our consolidated statement of comprehensive income for the three months ended March 31, 2019.

Lessee Accounting

Beginning January 1, 2019, for all leases with a term in excess of 12 months, the Company recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company elected the practical expedient to not recognize lease assets and liabilities and recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

The Company's operating leases are primarily for rail cars, real estate, equipment and vehicles and its finance leases are primarily for machinery and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of the Company's leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

Lease expense consisted of the following for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating lease expense	$6,015
Short-term lease expense	214
Finance lease expense:
Amortization of right-of-use assets	197
Interest on lease liabilities	38
Total lease expense	$6,464

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$56,234
Current operating lease liability	17,533
Long-term operating lease liability	38,572
Finance leases:
Property and equipment, net	$3,716
Accrued expenses and other current liabilities	1,797
Other liabilities	1,709

Other supplemental information related to leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,961
Operating cash flows from finance leases	34
Financing cash flows from finance leases	329
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$955
Finance leases	—
Weighted-average remaining lease term:
Operating leases	3.8 years
Finance leases	2.7 years
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	4.5%

Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$15,032	$1,754
2020	17,373	737
2021	12,854	428
2022	8,811	394
2023	4,473	387
Thereafter	2,589	32
Total lease payments	61,132	3,732
Less: Present value discount	5,027	226
Present value of lease payments	$56,105	$3,506

As of December 31, 2018, future minimum payments under noncancellable operating leases were $66.2 million in the aggregate, which consisted of the following: $20.2 million in 2019, $16.6 million in 2020, $12.6 million in 2021, $9.3 million in 2022, $5.0 million in 2023 and $2.5 million thereafter.

As of March 31, 2019, the Company was party to one additional operating lease for rail cars that had not yet commenced. This agreement provides for fixed lease payments of $5.4 million to be paid over the five year lease term.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lessor Accounting

The Company's agreements with its customers for contract land drilling services, aviation services and remote accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. The Company's agreement for its contract land drilling services contain a service component in addition to a lease component. The Company has determined the service component is greater than the lease component and therefore, reports revenue for its contract land drilling services under ASC 606.

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $3.1 million during the three months ended March 31, 2019, which is included in service revenue on the unaudited condensed consolidated statement of comprehensive income.

15.	Earnings (Loss) Per Share

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Allocation of earnings:
Net income	$28,333	$55,546
Weighted average common shares outstanding	44,929	44,650
Basic earnings per share	$0.63	$1.24

Diluted earnings per share:
Allocation of earnings:
Net income	$28,333	$55,546
Weighted average common shares, including dilutive effect	45,063	44,884
Diluted earnings per share	$0.63	$1.24

16.	Equity Based Compensation
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASU 2018-07 as of January 1, 2019. This ASU aligns the accounting for non-employee share-based compensation with the requirements for employee share-based compensation. The standard required non-employee awards to be measured at fair value as of the date of adoption. For the Company's Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07 was $18.9 million.

17.	Stock Based Compensation

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	1,549	23.52
Vested	(119,989)	21.10
Forfeited	(16,668)	20.36
Unvested shares as of March 31, 2019	299,011	$23.58

As of March 31, 2019, there was $4.6 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.3 million and $1.3 million, respectively, for the three months ended March 31, 2019 and 2018.

18.	Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping LLC (“Pressure Pumping”), Muskie Proppant LLC (“Muskie”), Stingray Energy Services LLC (“SR Energy”), Stingray Cementing LLC (“Cementing”), Aquahawk Energy LLC (“Aquahawk”), Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS, Cobra and Higher Power Electrical LLC (“Higher Power”) and the following companies are included in Related Party Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”); Double Barrel Downhole Technologies LLC (“DBDHT”); Caliber Investment Group LLC (“Caliber”); Predator Drilling LLC (“Predator”), T&E Flow Services LLC (“T&E”) and Brim Equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of related party transactions (in thousands):

		REVENUES		ACCOUNTS RECEIVABLE
		Three Months Ended March 31,		At March 31,	At December 31,
		2019	2018	2019	2018
Pressure Pumping and Gulfport	(a)	$37,410	$38,546	$30,867	$8,175
Muskie and Gulfport	(b)	12,655	11,462	7,714	1,193
SR Energy and Gulfport	(c)	5,307	6,953	5,317	1,658
Cementing and Gulfport	(d)	—	2,828	—	—
Aquahawk and Gulfport	(e)	724	—	724	—
Panther Drilling and El Toro	(f)	369	345	142	64
Cobra Aviation/ARS and Brim Equipment	(g)	263	—	207	—
Other Relationships		—	416	61	74
		$56,728	$60,550	$45,032	$11,164

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	SR Energy provides rental services to Gulfport.

d.	Cementing performed well cementing services for Gulfport.

e.	Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.

f.	Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

g.	Cobra Aviation and ARS lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended March 31,		At March 31,	At December 31,
		2019	2018	2019	2018
		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ ARS and Brim Equipment	(a)	$713	$—	$445	$—
Cobra and T&E	(b)	—	1,275	—	—
Higher Power and T&E	(b)	—	509	—	—
Other		—	8	—	240
		$713	$1,792	$445	$240

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$236	$183	$118	$100
The Company and Caliber	(d)	130	201	5	3
Other		68	45	41	27
		$434	$429	$164	$130

		CAPITAL EXPENDITURES
Cobra and T&E	(a)	$—	$374	$—	$—
Higher Power and T&E	(a)	—	1,198	—	—
		$—	$1,572	$—	$—
				$609	$370

a.	Cobra Aviation and ARS lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

b.
Cobra and Higher Power purchased materials and services from T&E, an entity in which a member of management's family owned a minority interest. T&E ceased to be a related party as of September 30, 2018.

c.	Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

d.	Caliber leases office space to Mammoth.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Cobra Aviation made additional investments in Brim

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions totaling $0.5 million during the three months ended March 31, 2019. Wexford Investments is an entity controlled by Wexford, which owns approximately 49% of the Company's outstanding common stock.

19.	Commitments and Contingencies
Minimum Purchase Commitments

The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments

The Company has entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum payments under these obligations in effect at March 31, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$2,690	$25,594
2020	—	19,796
2021	—	621
2022	—	33
2023	—	8
Thereafter	—	—
	$2,690	$46,052

a.
Included in these amounts are sand purchase commitments of $38.0 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $43.4 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2.9 million as of March 31, 2019.

The Company has various letters of credit that were issued under the Company's revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2019	2018
Insurance programs	$4,105	$4,105
Environmental remediation	4,182	3,877
Rail car commitments	455	455
Total letters of credit	$8,742	$8,437

The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of March 31, 2019 and December 31, 2018, the policies require a deductible per occurrence of up to $0.1 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to physical loss to its assets, employer's liability, automobile liability, commercial general liability and workers’ compensation based on estimates. As of March 31, 2019 and December 31, 2018, the policies contained an aggregate stop loss of $5.4 million. As of March 31, 2019 and December 31, 2018, accrued claims were $4.6 million and $4.7 million, respectively.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. These estimates may change in the near term as actual claims continue to develop. As of March 31, 2019 and December 31, 2018, accrued claims were $3.0 million and $3.2 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2019 and December 31, 2018 and no expense was recognized during the three months ended March 31, 2019 or 2018 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2019 and December 31, 2018, outstanding bid bonds totaled $5.9 million and $3.6 million, respectively, and outstanding performance and payment bonds totaled $22.4 million and $22.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $13.4 million as of March 31, 2019.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2019 and 2018, the Company paid $0.9 million and $1.6 million, respectively, in contributions to the plan.

20.	Reporting Segments
As of March 31, 2019, our revenues, income before income taxes and identifiable assets are primarily attributable to three reportable segments. The Company principally provides electric infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

Prior to the year ended December 31, 2018, the Company had four reportable segments, including infrastructure services, pressure pumping services, natural sand proppant services and contract land and directional drilling services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2018, the Company changed its reportable segment presentation in 2018, as it determined based upon both a quantitative and qualitative basis that the contract land and directional drilling services segment is not of continuing significance for accounting reporting purposes. The Company now includes the results of the entities previously included in the contract land and directional drilling services segment in the reconciling column titled "All Other" in the tables below. The results below for the three months ended March 31, 2018 have been retroactively adjusted to reflect this change. As of March 31, 2019, the Company’s three reportable segments include infrastructure services ("Infrastructure"), pressure pumping services ("Pressure Pumping") and natural sand proppant services ("Sand").

The infrastructure services segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The pressure pumping services segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Eagle Ford and Permian Basins in Texas and the mid-continent region. The sand segment mines, processes and sells sand for use in hydraulic fracturing. The sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2019	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$108,721	$90,595	$24,964	$37,858	$—	$262,138
Intersegment revenues	—	1,544	12,897	658	(15,099)	—
Total revenue	108,721	92,139	37,861	38,516	(15,099)	262,138
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	58,965	64,211	30,252	35,642	—	189,070
Intersegment cost of revenues	—	13,537	1,047	497	(15,081)	—
Total cost of revenue	58,965	77,748	31,299	36,139	(15,081)	189,070
Selling, general and administrative	9,517	3,213	1,519	3,087	—	17,336
Depreciation, depletion, amortization and accretion	7,719	9,893	2,873	8,091	—	28,576
Operating income (loss)	32,520	1,285	2,170	(8,801)	(18)	27,156
Interest expense, net	39	198	30	256	—	523
Other (income) expense, net	(24,824)	(1)	—	268	—	(24,557)
Income (loss) before income taxes	$57,305	$1,088	$2,140	$(9,325)	$(18)	$51,190

Three months ended March 31, 2018	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$325,459	$96,579	$36,503	$35,708	$—	$494,249
Intersegment revenues	—	4,559	14,512	2,417	(21,488)	—
Total revenue	325,459	101,138	51,015	38,125	(21,488)	494,249
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	194,076	66,612	33,330	32,083	—	326,101
Intersegment cost of revenues	1,791	15,402	4,286	267	(21,746)	—
Total cost of revenue	195,867	82,014	37,616	32,350	(21,746)	326,101
Selling, general and administrative	31,851	2,663	1,644	2,353	—	38,511
Depreciation, depletion, amortization and accretion	2,407	13,986	2,316	8,199	—	26,908
Operating income (loss)	95,334	2,475	9,439	(4,777)	258	102,729
Interest expense, net	76	504	80	577	—	1,237
Other expense (income), net	2	12	(13)	27	—	28
Income (loss) before income taxes	$95,256	$1,959	$9,372	$(5,381)	$258	$101,464

	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
As of March 31, 2019:
Total assets	$433,855	$276,001	$227,864	$193,048	$39,739	$1,170,507
Goodwill	$3,828	$86,043	$2,684	$8,690	$—	$101,245
As of December 31, 2018:
Total assets	$366,457	$254,278	$177,870	$122,442	$152,044	$1,073,091
Goodwill	$3,828	$86,043	$2,684	$8,690	$—	$101,245

21.	Subsequent Events
Subsequent to March 31, 2019, the Company borrowed an additional $26.5 million under its credit facility. At April 30, 2019, outstanding borrowings under the Company's revolving credit facility totaled $108.6 million, leaving an aggregate of $66.9 million of available borrowing capacity under the facility, which is net of letters of credit of $8.7 million.

On April 16, 2019, a putative class and collective action lawsuit alleging that the Company failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Puerto Rico law was filed titled Christopher Williams, individually and on behalf of all others similarly situated vs. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy, LLC in the U.S. District Court for the District of Puerto Rico. The Company is evaluating the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

On April 30, 2019, the Company's board of Directors declared a quarterly cash dividend of $0.125 per share of common stock to be paid on May 17, 2019 to stockholders of record as of the close of business on May 10, 2019. Based on the number of shares outstanding at April 30, 2019, the total dividend payable to stockholders on May 17, 2019 will be approximately $5.6 million.

Subsequent to March 31, 2019, the Company ordered additional capital equipment with aggregate commitments of $3.0 million. Additionally, the Company's infrastructure services segment entered into equipment financing leases with aggregate commitments of $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. "Risk Factors” in this Quarterly Report and in our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on March 18, 2019 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

First Quarter 2019 Highlights and Recent Developments

•	Net income of $28 million, or $0.63 per diluted share, for the three months ended March 31, 2019.

•	Adjusted EBITDA of $83 million for the three months ended March 31, 2019. See "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

•	Declared $0.125 dividend per share, which was paid on February 14, 2019.

Industry Overview

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

During the fourth quarter of 2018, our staffing levels in Puerto Rico generally ranged from 475 to 550, dropping to approximately 130 at year end for a period of three days due to the holidays. During the first quarter of 2019, our crew staffing levels in Puerto Rico reached a high of approximately 500 in January. Our work under each of the contracts with PREPA has now ended and, as of March 31, 2019, only a small contingent of non-billable personnel remained on the island to facilitate the demobilization of our remaining equipment.

As of March 31, 2019 and April 26, 2019, PREPA owed us approximately $258 million and $247 million, respectively, for services performed by us as of those dates excluding $26 million of interest charged on these delinquent balances as of March 31, 2019. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us, (iii) terminates the contracts or curtails our services prior to the end of the contract terms or (iv) otherwise fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls, which could result in withholding or delayed payments to us or efforts to recover payments already made. Further, we are not currently involved in discussions to extend the term of our contracts with PREPA and there can be no assurance that we will be able to obtain one or more replacement contracts with PREPA or other customers sufficient to continue providing the level of services that we currently provide to PREPA.

As we have been completing our work in Puerto Rico, the demand for our infrastructure services in the continental United States has continued to increase. We have grown our crew count to a total of approximately 130 crews as of March 31, 2019, an increase of 25 from approximately 105 at December 31, 2018 and an increase of 80 from approximately 50 at December 31, 2017. Each distribution crew generally consists of five employees. These distribution crews, which include employees previously located in Puerto Rico, are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. We believe we will be able to continue to grow our customer base and increase our revenues in the continental United States over the coming years.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the oil and natural gas prices. Over the past several years, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. During early 2017, oil prices stabilized around the $50 per barrel level and started a gradual upward trend which continued into the fourth quarter of 2018, when oil prices peaked at $76.41 on October 3, 2018. Due to certain factors related to world politics and major oil producers, the price of oil experienced a sharp decline during the fourth quarter of 2018, with prices falling to a low of $42.53 on December 24, 2018. Oil prices stabilized during the first quarter of 2019 and started an upward trend reaching a high of $64.61 per barrel on April 10, 2019.

We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2018 which accelerated in the fourth quarter of 2018 as a result of softening of oil prices and budget exhaustion by our customers. With the rebound in commodity prices in early 2019 and the resetting of budgets for the new year, we have seen the demand for our oilfield services increase so far in 2019. If commodity prices stabilize at current levels or continue to increase, the capital expenditures of our customers have the potential to increase from current levels as additional cash flows are realized. If this were to occur, we would expect an increase in demand for our services and products, particularly in our completion and production, natural sand proppant and contract land and directional drilling businesses. Decreases in commodity prices, however, would be expected to result in a reduction in the capital expenditures of our customers and impact the demand for our drilling, completion and other products and services.

Based on current feedback from our exploration and production customers, we expect them to take a cautious approach to activity levels in early 2019 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Accordingly, we do not anticipate material increases in the overall pricing for our products and services in the near term. We intend to closely monitor our cost structure in response to market conditions.

Natural Sand Proppant Industry

In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth. Demand for proppant declined in 2015 and throughout most of 2016 and again in late 2018 due to reduced well completion activity; however, we believe that demand for proppant will continue to grow over the long-term, as it did throughout 2017 and the first half of 2018. We saw increased demand throughout the first quarter of 2019 with pricing for 40/70 up approximately 90% from an average low of $17 seen in the fourth quarter of 2018 to approximately $32 per ton.

Over the past 18 months, several new suppliers entered the market and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion caused the frac sand market to become oversupplied, particularly in finer grades. As a result, pricing for certain grades have fallen significantly from the peaks experienced during the first half of 2018. We believe that the coarseness, conductivity, sphericity, acid-solubility and crush-resistant properties of our Northern White sand reserves and our transportation infrastructure afford us an advantage over many of our competitors and make us one of a select group of sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America.

During the first half of 2018, constraints in the rail system adversely impacted frac sand deliveries from our Taylor sand facility in Jackson County, Wisconsin. As a result, we estimate production at our Taylor facility was 23% lower during the first half of 2018 than it would have been in the absence of these constraints. These rail system constraints were largely alleviated by the end of 2018. Production at our Piranha facility was not impacted by these rail constraints, however, another railroad instituted a policy during the fourth quarter of 2019 that shifts from utilizing unit trains (100 car dedicated trains specifically set up to move sand in large quantities) to manifest shipments (smaller number of sand cars coupled with other types of loads to make up a full train shipment). This shift to manifest shipments has not had a material impact on the movement of sand from our Piranha facility to date, but may in the future. Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Revenue:
Infrastructure services	$108,721	$325,459
Pressure pumping services	92,139	101,138
Natural sand proppant services	37,861	51,015
Other services	38,516	38,125
Eliminations	(15,099)	(21,488)
Total revenue	262,138	494,249

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,711 and $2,401, respectively, for the three months ended March 31, 2019 and 2018)	58,965	195,867
Pressure pumping services (exclusive of depreciation and amortization of $9,884 and $13,977, respectively, for the three months ended March 31, 2019 and 2018)	77,748	82,014
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,871 and $2,314, respectively, for the three months ended March 31, 2019 and 2018)	31,299	37,616
Other services (exclusive of depreciation and amortization of $8,087 and $8,197, respectively, for the three months ended March 31, 2019 and 2018)	36,139	32,350
Eliminations	(15,081)	(21,746)
Total cost of revenue	189,070	326,101
Selling, general and administrative expenses	17,336	38,511
Depreciation, depletion, amortization and accretion	28,576	26,908
Operating income	27,156	102,729
Interest expense, net	(523)	(1,237)
Other income (expense), net	24,557	(28)
Income before income taxes	51,190	101,464
Provision for income taxes	22,857	45,918
Net income	$28,333	$55,546

Revenue. Revenue for the three months ended March 31, 2019 decreased $232 million, or 47%, to $262 million from $494 million for the three months ended March 31, 2018. The decrease in total revenue is primarily attributable to a $216 million decrease in infrastructure services revenue during the three months ended March 31, 2019.

Revenue derived from related parties was $57 million, or 22% of our total revenues, for the three months ended March 31, 2019 and $61 million, or 12% of our total revenue, for the three months ended March 31, 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $216 million, or 67%, to $109 million for the three months ended March 31, 2019 from $325 million for the three months ended March 31, 2018 primarily due to a decline in work orders under our contracts with PREPA. For the three months ended March 31, 2019 and 2018, we generated 79% and 98%, respectively, of total infrastructure services revenue, from our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above.

Pressure Pumping Services. Pressure pumping services division revenue decreased $9 million, or 9%, to $92 million for the three months ended March 31, 2019 from $101 million for the three months ended March 31, 2018. Revenue derived from related parties was $38 million, or 41% of total pressure pumping revenue, for the three months ended March 31, 2019 compared to $39 million, or 38% of total pressure pumping revenue, for the three months ended March 31, 2018. All of our related party revenue is derived from Gulfport. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, totaled $2 million and $5 million, respectively, for the three months ended March 31, 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in pricing as a result of market conditions. Additionally, during the three months ended March 31, 2019 more of our customers sourced their own materials, resulting in a decline in revenue for the period. The number of stages completed increased to 1,889 for the three months ended March 31, 2019 compared to 1,672 for the three months ended March 31, 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $13 million, or 26%, to $38 million for the three months ended March 31, 2019, from $51 million for the three months ended March 31, 2018. Revenue derived from related parties was $13 million, or 33% of total sand revenue, for the three months ended March 31, 2019 and $11 million, or 22% of total sand revenue, for the three months ended March 31, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $13 million, or 34% of total sand revenue, for the three months ended March 31, 2019 and $15 million, or 28% of total sand revenue, for the three months ended March 31, 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 27% decline in average price per ton as well as a 9% decrease in tons of sand sold from approximately 735,584 tons for the three months ended March 31, 2018 to 665,806 tons for the three months ended March 31, 2019.

Other Services. Other revenue, consisting of revenue derived from our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodation businesses, increased $1 million to $39 million for the three months ended March 31, 2019 from $38 million for the three months ended March 31, 2018. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was $6 million, or 15% of total other revenue, for the three months ended March 31, 2019 and $11 million, or 28% of total other revenue, for the three months ended March 31, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping and infrastructure segments, totaled $1 million and $2 million, respectively, for the three months ended March 31, 2019 and 2018.

Revenues from our equipment rental business increased $4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. During the second quarter of 2018, we acquired WTL Oil LLC, or WTL, a crude oil hauling business, which contributed revenue of $3 million during the three months ended March 31, 2019. These increases were partially offset by declines in revenue from our other businesses included in our other services division, including coil tubing, cementing and contract land drilling, totaling $6 million during three months ended March 31, 2019 compared to three months ended March 31, 2018 primarily due to declines in utilization.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $137 million from $326 million, or 66% of total revenue, for the three months ended March 31, 2018 to $189 million, or 72% of total revenue, for the three months ended March 31, 2019. The decrease was primarily due to a decline in activity for infrastructure services business, which represented a $137 million decrease in cost of revenue. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $137 million, or 70%, to $59 million for the three months ended March 31, 2019 from $196 million for the three months ended March 31, 2018. The decrease is due to a decline in activity in Puerto Rico. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $2 million for the three months ended March 31, 2019 and 2018, respectively, was 54% and 60% for the three months ended March 31, 2019 and 2018, respectively.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4 million, or 5%, to $78 million for the three months ended March 31, 2019 from $82 million for the three months ended March 31, 2018 primarily due to declines in cost of goods sold and fuel expense as more of our customers sourced their own materials during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $10 million and $14 million the three months ended March 31, 2019 and 2018, respectively, was 84% and 81% for the three months ended March 31, 2019 and 2018, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $7 million, or 17%, to $31 million for the three months ended March 31, 2019 from $38 million for the three months ended March 31, 2018, primarily due to a decline in cost of goods sold as a result of a 9% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $3 million and $2 million for the three months ended March 31, 2019 and 2018, respectively, was 83% and 74% for the three months ended March 31, 2019 and 2018, respectively.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $4 million, or 12%, to $36 million for the three months ended March 31, 2019 from $32 million for the three months ended March 31, 2018, primarily due to the acquisition of WTL in the second quarter of 2018 and increased activity for our equipment rental business. These increases were partially offset by a decline in cost of revenue for our contract land drilling business as a result of reduced activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million for each of the three months ended March 31, 2019 and 2018, was 94% and 85% for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily the result declines in utilization for our contract land and directional drilling, coil tubing and cementing businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash expenses:
Compensation and benefits	$9,230	$7,699
Professional services	3,789	2,587
Other(a)	3,244	1,607
Total cash SG&A expense	16,263	11,893
Non-cash expenses:
Bad debt provision(b)	4	25,527
Stock based compensation	1,069	1,091
Total non-cash SG&A expense	1,073	26,618
Total SG&A expense	$17,336	$38,511

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	$25.4 million of the bad debt expense recognized during the three months ended March 31, 2018 was subsequently reversed during the third quarter of 2018.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $2 million, or 6%, to $29 million for the three months ended March 31, 2019 from $27 million for the three months ended March 31, 2018. The increase is primarily attributable to an increase in property and equipment as a result of purchases in the second half of 2018, resulting in increased depreciation expense, partially offset by a decline in intangible asset amortization expense.

Operating Income. Operating income decreased $76 million to $27 million for the three months ended March 31, 2019 from $103 million for the three months ended March 31, 2018. The decrease was primarily due to a $63 million decline in operating income for our infrastructure services business due to a decline in activity as well as a $7 million decrease in natural sand proppant operating income due to a decline in the average sale price per ton of sand sold.

Interest Expense, Net. Interest expense, net decreased $1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decline in average borrowings outstanding.

Other Income, Net. Other income, net increased $25 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the recognition of interest on trade account receivable totaling $26 million pursuant to the terms of our contracts with PREPA.

Income Taxes. We recorded income tax expense of $23 million on pre-tax income of $51 million for the three months ended March 31, 2019 compared to income tax expense of $46 million on pre-tax income of $101 million for the three months ended March 31, 2018. Our effective tax rate was 45% for each of the three months ended March 31, 2019 and 2018.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, accretion and amortization, impairment of long-lived assets, acquisition related costs, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income:	2019	2018
Net income	$28,333	$55,546
Depreciation, depletion, accretion and amortization expense	28,576	26,908
Acquisition related costs	—	(46)
Stock based compensation	1,289	1,256
Interest expense, net	523	1,237
Other (income) expense, net	(24,557)	28
Interest on trade accounts receivable	25,735	—
Provision for income taxes	22,857	45,918
Adjusted EBITDA	$82,756	$130,847

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income:	2019	2018
Net income	$35,665	$47,299
Depreciation and amortization expense	7,719	2,407
Acquisition related costs	—	(8)
Stock based compensation	462	457
Interest expense	39	76
Other (income) expense, net	(24,824)	2
Interest on trade accounts receivable	25,735	—
Provision for income taxes	21,639	47,957
Adjusted EBITDA	$66,435	$98,190

Pressure Pumping Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income:	2019	2018
Net income	$1,088	$1,959
Depreciation and amortization expense	9,893	13,986
Stock based compensation	410	418
Interest expense	198	504
Other (income) expense, net	(1)	12
Adjusted EBITDA	$11,588	$16,879

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income:	2019	2018
Net income	$2,140	$9,372
Depreciation, depletion, accretion and amortization expense	2,873	2,316
Acquisition related costs	—	(38)
Stock based compensation	203	186
Interest expense	30	80
Other expense (income), net	—	(13)
Adjusted EBITDA	$5,246	$11,903

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2019	2018
Net loss	$(10,542)	$(3,342)
Depreciation and amortization expense	8,091	8,199
Stock based compensation	214	195
Interest expense, net	256	577
Other expense, net	268	27
Provision (benefit) for income taxes	1,217	(2,039)
Adjusted EBITDA	$(496)	$3,617

a.
Includes results for our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling and remote accommodations services and corporate related activities. Our corporate related activities do not generate revenue.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Since October 2016, our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility, cash flows from operations and proceeds from our initial public offering. Our primary uses of capital have been for investing in property and equipment used to provide our services, to acquire complementary businesses and to pay dividends to our stockholders. On July 16, 2018, we initiated a quarterly dividend policy and began paying a quarterly dividend in August 2018. On April 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.125 per common share payable on May 17, 2019 to stockholders of record on May 10, 2019. Future declaration of cash dividends are subject to approval by our Board of Directors and may be adjusted at its discretion based on market conditions and capital availability.

As of March 31, 2019, we had outstanding borrowings under our revolving credit facility of $82 million and $93 million of available borrowing capacity under this facility, after giving effect to $9 million of outstanding letters of credit.

The following table summarizes our liquidity for the periods indicated (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$21,343	$67,625
Revolving credit facility availability	184,233	184,233
Less long-term debt	(82,037)	—
Less letter of credit facilities (environmental remediation)	(4,182)	(3,877)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	276,739	148,108
Total	$391,536	$391,529

a.
Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $201 million and cash and cash equivalents of $21 million from total current assets of $499 million as of March 31, 2019. As of December 31, 2018, net working capital (less cash) is calculated by subtracting total current liabilities of $234 million and cash and cash equivalents of $68 million from total current assets of $450 million.

At April 30, 2019, we had cash on hand totaling $33 million and outstanding borrowings under our revolving credit facility of $109 million, leaving an aggregate of $67 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(102,994)	$101,323
Net cash used in investing activities	(19,253)	(35,488)
Net cash provided by (used in) financing activities	75,933	(60,972)
Effect of foreign exchange rate on cash	32	(53)
Net change in cash	$(46,282)	$4,810

Operating Activities

Net cash used in operating activities was $103 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $101 million for the three months ended March 31, 2018. The decrease in operating cash flows was primarily attributable to a decline in activity for our infrastructure services segment as well as a timing difference between cash outflows for income tax payments and cash inflows for accounts receivable.

Investing Activities

Net cash used in investing activities was $19 million for the three months ended March 31, 2019, compared to $35 million for the three months ended March 31, 2018. Cash used in investing activities was used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Infrastructure services(a)	$3,254	$15,778
Pressure pumping services(b)	7,329	7,866
Natural sand proppant services(c)	985	5,700
Other(d)	8,705	6,430
Total capital expenditures	$20,273	$35,774

a.	Capital expenditures primarily for truck, tooling and other equipment for the three months ended March 31, 2019 and 2018.

b.	Capital expenditures primarily for pressure pumping and water transfer equipment for the three months ended March 31, 2019 and 2018.

c.	Capital expenditures primarily for maintenance for the three months ended March 31, 2019 and plant upgrades for the three months ended March 31, 2018.

d.	Capital expenditures primarily for equipment for our rental business and upgrades to our rig fleet for the three months ended March 31, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $76 million for the three months ended March 31, 2019, compared to net cash used in financing activities of $61 million for the three months ended March 31, 2018. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to borrowings under our revolving credit facility of $82 million, partially offset by $6 million in dividends paid. Net cash used in financing activities three months ended March 31, 2018 was primarily attributable to net repayments under our revolving credit facility of $61 million.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was a nominal amount and ($0.1) million for the three months ended March 31, 2019 and 2018, respectively. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $298 million and $216 million, respectively, at March 31, 2019 and December 31, 2018. Our cash balances were $21 million and $68 million, respectively, at March 31, 2019 and December 31, 2018.

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

At March 31, 2019, we had outstanding borrowings under our credit facility of $82 million. At April 30, 2019, we had outstanding borrowings under our credit facility of $109 million, leaving an aggregate of $67 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Our amended and restated revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0), and minimum availability ($10.0 million). As of March 31, 2019 and December 31, 2018, we were in compliance with the financial covenants under our then existing revolving credit facility.

Capital Requirements and Sources of Liquidity

During 2019, we currently estimate that our aggregate capital expenditures will be approximately $80 million. These capital expenditures include $25 million in our infrastructure segment for assets for additional crews, $20 million in our pressure pumping segment for the expansion of our water transfer operations and maintenance to our existing pressure pumping fleet, $6 million for our natural sand proppant segment for upgrades and maintenance and $29 million for our other services, primarily for the expansion of our trucking fleet and rental services and upgrades to our drilling rigs. During the three months ended March 31, 2019, our capital expenditures totaled $20 million.

We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from PREPA), and significant additional capital expenditures could be required to conduct our operations. There can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2019 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including transactions involving entities controlled by Wexford and Gulfport. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
Minimum Purchase Commitments

We have entered into agreements with suppliers that contain minimum purchase obligations. Our failure to purchase the minimum amounts may require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our currently expected future requirements.

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum lease payments under these agreements in effect at March 31, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$2,690	$25,594
2020	—	19,796
2021	—	621
2022	—	33
2023	—	8
Thereafter	—	—
	$2,690	$46,052

a.
Included in these amounts are sand purchase commitments of $38 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $43 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $3 million as of March 31, 2019.

Other Commitments

Subsequent to March 31, 2019, we ordered additional capital equipment with aggregate commitments of $3.0 million. Additionally, our infrastructure services segment entered into equipment financing leases with aggregate commitments of $3.2 million.

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. We adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements", issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this report for the impact the adoption of this standard had on our financial statements.

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

Interest Rate Risk

We had a cash and cash equivalents balance of $21 million at March 31, 2019. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At March 31, 2019, we had outstanding borrowings under our revolving credit facility of $82 million with a weighted average interest rate of 4.5%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation business, which is included in our other energy services segment, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2019, we had $2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of March 31, 2019. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 19 "Commitments and Contingencies," of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in our Annual Report on Form 10-K (Commission File No. 001-37917) filed with the SEC on March 18, 2019.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
10.1	Master Service Agreement, dated January 1, 2019, by and between Gulfport Energy Corporation and Aquahawk Energy LLC.					X
10.2	Aviation Support Services Agreement, dated December 28, 2018, by and between Brim Equipment Leasing, Inc. and Cobra Aviation Services LLC.					X
10.3	General Sales Agency Agreement, dated December 21, 2018, by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc.					X
10.4	Aircraft Lease and Management Agreement (N745BW), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc.					X
10.5	Aircraft Lease and Management Agreement (N745MB), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	May 2, 2019	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	May 2, 2019	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer