Form 10-Q
period 2019-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2019-08-05
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, there were 45,004,795 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	pending or future acquisitions and future capital expenditures;

•	ability to obtain permits and governmental approvals;

•	outcome of a government investigation relating to the contracts awarded to one of our subsidiaries by the Puerto Rico Electric Power Authority and any resulting litigation;

•	technology;

•	financial strategy;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2019	2018
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$7,245	$67,625
Accounts receivable, net	385,626	337,460
Receivables from related parties	37,400	11,164
Inventories	22,114	21,302
Prepaid expenses	10,196	11,317
Other current assets	699	688
Total current assets	463,280	449,556

Property, plant and equipment, net	408,408	436,699
Sand reserves	69,762	71,708
Operating lease right-of-use assets	52,184	—
Intangible assets, net - customer relationships	1,563	1,711
Intangible assets, net - trade names	5,625	6,045
Goodwill	101,245	101,245
Other non-current assets	6,843	6,127
Total assets	$1,108,910	$1,073,091
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$72,671	$68,843
Payables to related parties	1,020	370
Accrued expenses and other current liabilities	42,658	59,652
Current operating lease liability	17,338	—
Income taxes payable	30,780	104,958
Total current liabilities	164,467	233,823

Long-term debt	82,036	—
Deferred income tax liabilities	56,580	79,309
Long-term operating lease liability	34,807	—
Asset retirement obligation	3,534	3,164
Other liabilities	4,270	2,743
Total liabilities	345,694	319,039

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,004,795 and 44,876,649 issued and outstanding at June 30, 2019 and December 31, 2018	450	449
Additional paid in capital	533,151	530,919
Retained earnings	232,990	226,765
Accumulated other comprehensive loss	(3,375)	(4,081)
Total equity	763,216	754,052
Total liabilities and equity	$1,108,910	$1,073,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	(in thousands, except per share amounts)
Services revenue	$115,760	$455,545	$308,861	$864,204
Services revenue - related parties	36,837	40,611	80,910	89,699
Product revenue	18,362	27,708	30,671	52,748
Product revenue - related parties	10,861	9,730	23,516	21,192
Total revenue	181,820	533,594	443,958	1,027,843

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $25,597, $51,280, $26,898 and $51,473, respectively, for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018)	132,688	302,283	290,794	593,262
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018)	2,650	2,428	3,363	4,220
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $4,525, $7,395, $3,879 and $6,193, respectively, for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018)	32,677	35,117	62,928	68,447
Selling, general and administrative (Note 12)	8,796	64,595	25,698	102,677
Selling, general and administrative - related parties (Note 12)	659	532	1,093	961
Depreciation, depletion, amortization and accretion	30,145	30,795	58,721	57,703
Impairment of long-lived assets	—	187	—	187
Total cost and expenses	207,615	435,937	442,597	827,457
Operating (loss) income	(25,795)	97,657	1,361	200,386

OTHER INCOME (EXPENSE)
Interest expense, net	(1,551)	(959)	(2,074)	(2,196)
Other, net	4,019	(486)	28,576	(514)
Total other income (expense)	2,468	(1,445)	26,502	(2,710)
(Loss) income before income taxes	(23,327)	96,212	27,863	197,676
(Benefit) provision for income taxes	(12,438)	53,512	10,419	99,430
Net (loss) income	$(10,889)	$42,700	$17,444	$98,246

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $92, $182, $86 and $272, respectively, for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018	350	(325)	706	(786)
Comprehensive (loss) income	$(10,539)	$42,375	$18,150	$97,460

Net (loss) income per share (basic) (Note 15)	$(0.24)	$0.95	$0.39	$2.20
Net (loss) income per share (diluted) (Note 15)	$(0.24)	$0.95	$0.39	$2.18
Weighted average number of shares outstanding (basic) (Note 15)	45,003	44,737	44,966	44,700
Weighted average number of shares outstanding (diluted) (Note 15)	45,003	45,059	45,060	44,977
Dividends declared per share	$0.125	—	$0.25	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2019	44,877	$449	$249,488	$532,208	$(3,725)	$778,420
Stock based compensation	128	1	—	943	—	944
Net loss	—	—	(10,889)	—	—	(10,889)
Cash dividends paid ($0.125 per share)	—	—	(5,609)	—	—	(5,609)
Other comprehensive income	—	—	—	—	350	350
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216

	Three Months Ended June 30, 2018
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2018	44,714	$447	$57,547	$509,265	$(3,122)	$564,137
Equity based compensation	—	—	—	17,487	—	17,487
Stock based compensation	39	1	—	1,669	—	1,670
Net income	—	—	42,700	—	—	42,700
Other comprehensive loss	—	—	—	—	(325)	(325)
Balance at June 30, 2018	44,753	$448	$100,247	$528,421	$(3,447)	$625,669

	Six Months Ended June 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	128	1	—	2,232	—	2,233
Net income	—	—	17,444	—	—	17,444
Cash dividends paid ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	706	706
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216

	Six Months Ended June 30, 2018
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2017	44,589	$446	$2,001	$508,010	$(2,661)	$507,796
Equity based compensation	—	—	—	17,487	—	17,487
Stock based compensation	164	2	—	2,924	—	2,926
Net income	—	—	98,246	—	—	98,246
Other comprehensive loss	—	—	—	—	(786)	(786)
Balance at June 30, 2018	44,753	$448	$100,247	$528,421	$(3,447)	$625,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$17,444	$98,246
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Equity based compensation (Note 16)	—	17,487
Stock based compensation	2,233	2,916
Depreciation, depletion, accretion and amortization	58,721	57,703
Amortization of coil tubing strings	1,003	1,120
Amortization of debt origination costs	163	199
Bad debt expense	266	53,790
Loss (gain) on disposal of property and equipment	176	(128)
Impairment of long-lived assets	—	187
Deferred income taxes	(22,911)	(27,906)
Other	(199)	—
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(48,530)	(122,908)
Receivables from related parties	(26,236)	3,114
Inventories	(1,815)	4,156
Prepaid expenses and other assets	1,115	(1,195)
Accounts payable	7,366	34,186
Payables to related parties	650	538
Accrued expenses and other liabilities	(17,129)	10,193
Income taxes payable	(74,172)	94,753
Net cash (used in) provided by operating activities	(101,855)	226,451

Cash flows from investing activities:
Purchases of property and equipment	(30,085)	(105,349)
Purchases of property and equipment from related parties	(135)	(3,436)
Business acquisitions	—	(13,356)
Contributions to equity investee	(680)	—
Proceeds from disposal of property and equipment	2,465	898
Net cash used in investing activities	(28,435)	(121,243)

Cash flows from financing activities:
Borrowings from lines of credit	108,000	52,000
Repayments of lines of credit	(25,964)	(151,900)
Principal payments on financing leases and equipment financing notes	(992)	(145)
Dividends paid	(11,219)	—
Net cash provided by (used in) financing activities	69,825	(100,045)
Effect of foreign exchange rate on cash	85	(98)
Net change in cash and cash equivalents	(60,380)	5,065
Cash and cash equivalents at beginning of period	67,625	5,637
Cash and cash equivalents at end of period	$7,245	$10,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,830	$2,543
Cash paid for income taxes	$116,442	$32,584
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,339	$20,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business
Mammoth Energy Services, Inc. ("Mammoth Inc." or the "Company"), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping and natural sand and proppant services as well as contract land and directional drilling, coil tubing, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodation services.

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

At June 30, 2019 and December 31, 2018, Wexford, Gulfport and Rhino beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At June 30, 2019		At December 31, 2018
	Share Count	% Ownership	Share Count	% Ownership
Wexford	21,992,677	48.9%	21,988,473	49.0%
Gulfport	9,829,548	21.8%	9,826,893	21.9%
Rhino	—	—%	104,100	0.2%
Outstanding shares owned by related parties	31,822,225	70.7%	31,919,466	71.1%
Total outstanding	45,004,795	100.0%	44,876,649	100.0%

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

All of the Company’s operations are in North America. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies or delays or reductions in government appropriations could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in the commodity prices for oil and natural gas could have a material effect on the Company’s results of operations and financial condition.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

During the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC ("Cobra"), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority ("PREPA") to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $3.2 million and $29.0 million, respectively. These amounts are included in other, net on the unaudited condensed consolidated statement of comprehensive income.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2018 and the six months ended June 30, 2019 (in thousands):

Balance, January 1, 2018	$21,737
Additions (reductions) charged to bad debt expense	(14,589)
Deductions for uncollectible receivables written off	(1,950)
Balance, December 31, 2018	5,198
Additions charged to bad debt expense	266
Deductions for uncollectible receivables written off	(155)
Balance, June 30, 2019	$5,309

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

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.3 million and $1.4 million, respectively, for the six months ended June 30, 2019 and year ended December 31, 2018. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2019 and December 31, 2018 and percentages of total revenues derived for the three and six months ended June 30, 2019 and 2018:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2019	2018	2019	2018	2019	2018
Customer A(a)	6%	65%	22%	65%	61%	65%
Customer B(b)	26%	9%	23%	11%	9%	3%
Customer C(c)	5%	—%	10%	—%	1%	2%

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. The Company is currently evaluating the impact this standard may have on its financial statements and related disclosures.

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

Infrastructure Services
Infrastructure services are typically provided pursuant to master service agreements, repair and maintenance contracts or fixed price and non-fixed price installation contracts. Pricing under these contracts may be unit priced, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis). Generally, the Company accounts for infrastructure services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies materials that are utilized during the jobs as part of the agreement with the customer. The Company accounts for these infrastructure agreements as multiple performance obligations satisfied over time. Revenue is recognized over time as work progresses based on the days completed or as the contract is completed. Under certain customer contracts in our infrastructure services segment, the Company warranties equipment and labor performed for a specified period following substantial completion of the work.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of June 30, 2019, the Company had deferred revenue totaling $1.1 million related to shortfall payments. This amount is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the six months ended June 30, 2019 and 2018, the Company recognized revenue totaling $1.0 million and $0.3 million, respectively, related to shortfall payments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, January 1, 2018	$15,000
Deduction for recognition of revenue	(15,000)
Increase for deferral of shortfall payments	4,246
Increase for deferral of customer prepayments	58
Balance, December 31, 2018	4,304
Deduction for recognition of revenue	(2,054)
Increase for deferral of shortfall payments	153
Increase for deferral of customer prepayments	243
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, June 30, 2019	$1,296

The Company did not have any contract assets as of June 30, 2019 or December 31, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had unsatisfied performance obligations totaling $114.8 million, which will be recognized over the next 2.4 years.

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

From the acquisition date through December 31, 2018 and for the six months ended June 30, 2019, ARS and the Brim Equipment Assets provided the following activity (in thousands):

	2019		2018
	ARS	Brim Equipment Assets	ARS	Brim Equipment Assets
Revenues	$906	$1,912	$—	$—
Net loss(a)	(238)	(885)	(25)	—
a.    Includes depreciation expense of $0.1 million and $0.02 million, respectively, for ARS for the 2019 and 2018 and $0.2 million for the Brim Equipment Assets for 2019.

The following table presents unaudited pro forma information as if the ARS and the Brim Equipment Assets acquisitions had occurred as of January 1, 2018 (in thousands):

	Six Months Ended June 30, 2018
	ARS	Brim Equipment Assets
Revenues	$1,473	$1,971
Net income	141	1,059

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

From the acquisition date through December 31, 2018 and for the six months ended June 30, 2019, WTL provided the following activity (in thousands):

	2019	2018
Revenues	$6,210	$7,511
Net loss(a)	(808)	(149)
a.    Includes depreciation and amortization expense of $1.1 million and $1.0 million, respectively, for the 2019 and 2018 periods.

The following table presents unaudited pro forma information as if the acquisition of WTL had occurred as of January 1, 2018 (in thousands):

Six Months Ended June 30, 2018
Revenues	$3,354
Net income	90

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

From the acquisition date through December 31, 2018 and for the six months ended June 30, 2019, RTS provided the following activity (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Revenues	$2,286	$6,682
Net loss(a)	(4,134)	(3,210)
a.    Includes depreciation expense of $1.1 million and $0.9 million, respectively, for the 2019 and 2018 periods.

The following table presents unaudited pro forma information as if the acquisition of RTS had occurred as of January 1, 2018 (in thousands):

Six Months Ended June 30, 2018
Revenues	$10,160
Net loss	(848)

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

5.	Inventories
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

	June 30,	December 31,
	2019	2018
Supplies	$16,912	$12,571
Raw materials	344	199
Work in process	2,338	3,273
Finished goods	2,520	5,259
Total inventories	$22,114	$21,302

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2019	2018
Assets held and used:
Pressure pumping equipment	3-5 years	$214,588	$208,968
Drilling rigs and related equipment	3-15 years	122,998	122,198
Machinery and equipment	7-20 years	196,691	173,867
Buildings	15-39 years	16,887	16,887
Vehicles, trucks and trailers	5-10 years	134,952	132,337
Coil tubing equipment	4-10 years	29,846	29,128
Land	N/A	13,687	14,235
Land improvements	15 years or life of lease	10,056	9,614
Rail improvements	10-20 years	13,806	13,806
Other property and equipment	3-12 years	14,065	13,614
		767,576	734,654
Deposits on equipment and equipment in process of assembly(a)		8,860	16,865
		776,436	751,519
Less: accumulated depreciation		390,168	337,514
Total assets held and used, net		386,268	414,005

Assets subject to operating leases:
Buildings	15-30 years	30,725	29,493
Helicopters	6 years	4,937	4,937
		35,662	34,430
Less: accumulated depreciation		13,522	11,736
Total assets subject to operating leases, net		22,140	22,694

Total property, plant and equipment, net		$408,408	$436,699

a.
Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the six months ended June 30, 2019 and 2018, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount and $0.6 million, respectively, and gains on sales of equipment damaged or lost down-hole were a nominal amount and $0.5 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$28,099	$27,058	$56,165	$51,456
Depletion expense	1,734	1,340	1,946	1,427
Amortization expense	284	2,382	568	4,790
Accretion expense	28	15	42	30
Depreciation, depletion, amortization and accretion	$30,145	$30,795	$58,721	$57,703

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets and Goodwill
The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2019	2018
Customer relationships	$2,255	$2,255
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(692)	(544)
Less: accumulated amortization - trade names	(3,438)	(3,018)
Intangible assets, net	$7,188	$7,756

Amortization expense for intangible assets was $0.6 million and $4.8 million, respectively, for the six months ended June 30, 2019 and 2018. The original life of customer relationships ranges from 6 to 10 years with a remaining average useful life of 6.5 years. The original life of trade names ranges from 10 to 20 years with a remaining average useful life of 8.6 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Amount
Remainder of 2019	$567
2020	1,135
2021	1,129
2022	1,108
2023	991
Thereafter	2,258
$7,188

Goodwill was $101.2 million at both June 30, 2019 and December 31, 2018. Changes in the goodwill for the year ended December 31, 2018 and the six months ended June 30, 2019 are set forth below (in thousands):

Balance, January 1, 2018	$99,811
Additions:
WTL	1,567
RTS	133
ARS	694
Brim Equipment Assets	2,243
Impairment	(3,203)
Balance, December 31, 2018	101,245
Additions	—
Balance, June 30, 2019	$101,245

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $1.8 million at June 30, 2019. The investment is included in other non-current assets on the unaudited condensed consolidated balance sheets. The Company recorded an equity method adjustment to its investment of $0.2 million for its share of Brim Acquisitions' income for the six months ended June 30, 2019, which is included in other, net on the unaudited condensed consolidated statements of comprehensive income. The Company made additional investments totaling $0.7 million during the six months ended June 30, 2019.

9.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation, benefits and related taxes	$9,957	$20,898
State and local taxes payable	17,057	18,687
Insurance reserves	4,413	4,678
Deferred revenue	1,296	4,304
Financed insurance premiums	4,565	6,761
Other	5,370	4,324
Total	$42,658	$59,652

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of June 30, 2019 and December 31, 2018, the applicable interest rate associated with financed insurance premiums was 3.45%.

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

At June 30, 2019, there were outstanding borrowings under the amended and restated revolving credit facility of $82.0 million and $93.5 million of available borrowing capacity, after giving effect to $8.7 million of outstanding letters of credit. At December 31, 2018, there were no outstanding borrowings under the amended and restated revolving credit

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

facility and $175.8 million of borrowing capacity under the facility, after giving effect to $8.4 million of outstanding letters of credit.

The Mammoth Inc. facility also contains various customary affirmative and restrictive covenants. Among the various covenants are specifically identified financial covenants placing requirements of a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and minimum availability ($10 million). As of June 30, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the facility.

11.	Variable Interest Entities

Dire Wolf Energy Services LLC ("Dire Wolf") and Predator Aviation LLC ("Predator Aviation"), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the "Voting Trustee"). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard Aviation LLC ("Leopard") to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns three helicopters and support equipment, 100% of the equity interest in ARS and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2019.

12.	Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash expenses:
Compensation and benefits	$2,154	$10,978	$11,384	$18,677
Professional services	2,934	2,981	6,723	5,568
Other(a)	3,381	3,935	6,626	5,542
Total cash SG&A expense	8,469	17,894	24,733	29,787
Non-cash expenses:
Bad debt provision(b)	262	28,263	266	53,790
Equity based compensation(c)	—	17,487	—	17,487
Stock based compensation	724	1,483	1,792	2,574
Total non-cash SG&A expense	986	47,233	2,058	73,851
Total SG&A expense	$9,455	$65,127	$26,791	$103,638

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	$28.3 million and $53.6 million of the bad debt expense recognized during the three and six months ended June 30, 2018 was subsequently reversed during the third quarter of 2018.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level). See Note 16 for additional detail.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes
The Company's effective tax rate was 37% and 50% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 differ from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico. During the six months ended June 30, 2019, the Company recorded a benefit related to return to provision adjustments, which was partially offset by changes in the valuation allowance. The majority of the Company's earnings for the periods were derived from Puerto Rico, which has a higher statutory rate compared to the United States. The Company recorded income tax expense of $10.4 million and $99.4 million for the six months ended June 30, 2019 and 2018, respectively.

14.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the requirements set forth in ASC 840, Leases. The Company adopted this standard effective January 1, 2019 utilizing the transition method which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. Accordingly, the comparative information as of December 31, 2018 and for the three and six months ended June 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. The new guidance requires lessees to report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.

The Company elected the transition practical expedient package whereby an entity was not required to reassess (i) whether any expired or existing contracts are or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of ASC 842 resulted in the recognition of approximately $60.0 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019 and did not materially impact our consolidated statement of comprehensive income for the three and six months ended June 30, 2019.

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

Lease expense consisted of the following for the three and six months ended June 30, 2019 (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$5,405	$11,420
Short-term lease expense	148	362
Finance lease expense:
Amortization of right-of-use assets	288	486
Interest on lease liabilities	41	80
Total lease expense	$5,882	$12,348

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$52,184
Current operating lease liability	17,338
Long-term operating lease liability	34,807
Finance leases:
Property and equipment, net	$5,005
Accrued expenses and other current liabilities	1,856
Other liabilities	2,846

Other supplemental information related to leases for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,285	$11,246
Operating cash flows from finance leases	394	80
Financing cash flows from finance leases	45	723
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$981	$1,936
Finance leases	1,592	1,592

June 30, 2019
Weighted-average remaining lease term:
Operating leases	3.7 years
Finance leases	3.4 years
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	4.5%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$9,961	$1,536
2020	17,556	1,091
2021	13,005	782
2022	9,093	748
2023	4,344	742
Thereafter	2,588	166
Total lease payments	56,547	5,065
Less: Present value discount	4,402	363
Present value of lease payments	$52,145	$4,702

As of December 31, 2018, future minimum payments under noncancellable operating leases were $66.2 million in the aggregate, which consisted of the following: $20.2 million in 2019, $16.6 million in 2020, $12.6 million in 2021, $9.3 million in 2022, $5.0 million in 2023 and $2.5 million thereafter.

As of June 30, 2019, the Company was party to one additional operating lease for rail cars that had not yet commenced. This agreement provides for fixed lease payments of $5.4 million to be paid over the five year lease term.

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

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $1.1 million and $4.2 million, respectively, during the three and six months ended June 30, 2019, which is included in service revenue on the unaudited condensed consolidated statement of comprehensive income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings (Loss) Per Share

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net (loss) income	$(10,889)	$42,700	$17,444	$98,246
Weighted average common shares outstanding	45,003	44,737	44,966	44,700
Basic (loss) earnings per share	$(0.24)	$0.95	$0.39	$2.20

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net (loss) income	$(10,889)	$42,700	$17,444	$98,246
Weighted average common shares, including dilutive effect(a)	45,003	45,059	45,060	44,977
Diluted (loss) earnings per share	$(0.24)	$0.95	$0.39	$2.18

a.	No incremental shares of potentially dilutive restricted stock awards were included for the three months ended June 30, 2019 as their effect was antidilutive under the treasury stock method.

16.	Equity Based Compensation
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	64,507	9.87
Vested	(141,479)	24.88
Forfeited	(70,002)	19.16
Unvested shares as of June 30, 2019	287,145	$23.58

As of June 30, 2019, there was $3.3 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.0 year.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $0.9 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

18.	Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping LLC (“Pressure Pumping”), Muskie Proppant LLC (“Muskie”), Stingray Energy Services LLC (“SR Energy”), Stingray Cementing LLC (“Cementing”), Aquahawk Energy LLC (“Aquahawk”), Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS, Cobra and Higher Power Electrical LLC (“Higher Power”) and the following companies are included in Related Party Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”); Double Barrel Downhole Technologies LLC (“DBDHT”); Caliber Investment Group LLC (“Caliber”); Predator Drilling LLC (“Predator”); T&E Flow Services LLC (“T&E”); and Brim Equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of related party transactions (in thousands):

		REVENUES				ACCOUNTS RECEIVABLE
		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2019	2018	2019	2018	2019	2018
Pressure Pumping and Gulfport	(a)	$33,419	$33,831	$70,829	$72,377	$26,906	$8,175
Muskie and Gulfport	(b)	10,861	9,730	23,516	21,192	6,024	1,193
SR Energy and Gulfport	(c)	2,733	4,626	8,040	11,579	3,722	1,658
Cementing and Gulfport	(d)	—	2,048	—	4,876	—	—
Aquahawk and Gulfport	(e)	98	—	822	—	133	—
Panther Drilling and El Toro	(f)	124	—	493	345	124	64
Cobra Aviation/ARS/Leopard and Brim Equipment	(g)	448	—	711	—	441	—
Other Relationships		15	106	15	522	50	74
		$47,698	$50,341	$104,426	$110,891	$37,400	$11,164

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	SR Energy provides rental services to Gulfport.

d.	Cementing performed well cementing services for Gulfport.

e.	Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.

f.	Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

g.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2019	2018	2019	2018	2019	2018
		COST OF REVENUE		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	$2,650	$—	$3,363	$—	$788	$—
Cobra and T&E	(b)	—	1,486	—	2,762	—	—
Higher Power and T&E	(b)	—	950	—	1,458	—	—
Other		—	(8)	—	—	—	240
		$2,650	$2,428	$3,363	$4,220	$788	$240

		SELLING, GENERAL AND ADMINISTRATIVE COSTS		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$206	$290	$442	$473	$42	$100
The Company and Caliber	(d)	258	145	388	346	64	3
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	149	—	166	—	—	—
Other		46	97	97	142	44	27
		$659	$532	$1,093	$961	$150	$130

		CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	$217	$—	$217	$—	$82	$—
Cobra and T&E	(b)	—	757	—	1,131	—	—
Higher Power and T&E	(b)	—	1,575	—	2,773	—	—
		$217	$2,332	$217	$3,904	$82	$—
						$1,020	$370

a.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

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

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.7 million during the six months ended June 30, 2019. Wexford Investments is an entity controlled by Wexford, which owns approximately 49% of the Company's outstanding common stock.

19.	Commitments and Contingencies
Minimum Purchase Commitments

The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments

The Company has entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum payments under these obligations in effect at June 30, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$1,479	$16,510
2020	—	19,894
2021	—	720
2022	—	80
2023	—	8
Thereafter	—	—
	$1,479	$37,212

a.
Included in these amounts are sand purchase commitments of $29.5 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $33.6 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2.3 million as of June 30, 2019.

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

The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of June 30, 2019 and December 31, 2018, the policies require a deductible per occurrence of up to $0.1 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to physical loss to its assets, employer's liability, automobile liability, commercial general liability and workers’ compensation based on estimates. As of June 30, 2019 and December 31, 2018, the policies contained an aggregate stop loss of $5.4 million. As of June 30, 2019 and December 31, 2018, accrued claims were $4.4 million and $4.7 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. These estimates may change in the near term as actual claims continue to develop. As of June 30, 2019 and December 31, 2018, accrued claims were $3.4 million and $3.2 million, respectively.

Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2019 and December 31, 2018 and no expense was recognized during the three months ended June 30, 2019 or 2018 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2019 and December 31, 2018, outstanding bid bonds totaled $6.7 million and $3.6 million, respectively, and outstanding performance and payment bonds totaled $34.8 million and $22.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $17.2 million as of June 30, 2019.

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

The Company has become aware of an ongoing investigation by the U.S. Attorney’s Office for the District of Puerto Rico and the Department of Homeland Security Office of Inspector General relating to the contracts awarded to Cobra by PREPA. The Company has been informed that the investigation is focused on the interactions between a FEMA official and the former President of Cobra. The Company has been cooperating with this investigation. Given the uncertainty inherent with respect to such investigations and any resulting litigation, it is not possible to determine the potential outcome at this time. If it is determined that the Company or its employees engaged in improper activities, however, the Company may be subject to civil and criminal penalties, and contractual, civil and criminal damages that may include the repayment of all or part of amounts paid to Cobra by PREPA and/or forgoing any of the amounts currently owed to Cobra. The Company continues to evaluate this situation and at this time is not able to predict the outcome of the investigation or whether it will have a material impact on the Company's financial position, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 16, 2019, a putative class and collective action lawsuit alleging that the Company failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Puerto Rico law was filed titled Christopher Williams, individually and on behalf of all others similarly situated vs. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy, LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset, another former Higher Power employee, as the named plaintiff. The defendants have moved to dismiss Mr. Zeisset's claims and compel them to arbitration on an individual basis. The Company is evaluating the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2019, the Company was served with two class action lawsuits filed in the Western District of Oklahoma alleging that several of the Company's filings with the SEC contained material misrepresentations and omissions in violation of federal securities laws. The Company believes these claims are without merit and will vigorously defend the actions. However, the Company continues to evaluate the background facts and at this time is not able to predict the outcome of these lawsuits or whether they will have a material impact on the Company's financial position, results of operations or cash flows.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the six months ended June 30, 2019 and 2018, the Company paid $1.9 million and $3.4 million, respectively, in contributions to the plan.

20.	Reporting Segments
The Company principally provides electric infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers. As of June 30, 2019, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to three reportable segments including infrastructure services ("Infrastructure"), pressure pumping services ("Pressure Pumping") and natural sand proppant services ("Sand").

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

Prior to the year ended December 31, 2018, the Company had four reportable segments, including infrastructure services, pressure pumping services, natural sand proppant services and contract land and directional drilling services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2018, the Company changed its reportable segment presentation in 2018, as it determined based upon both a quantitative and qualitative basis that the contract land and directional drilling services segment is not of continuing significance for accounting reporting purposes. The Company now includes the results of the entities previously included in the contract land and directional drilling services segment in the reconciling column titled "All Other" in the tables below. The results below for the three and six months ended June 30, 2018 have been retroactively adjusted to reflect this change.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the periods presented, the infrastructure services segment provided electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The pressure pumping services segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Eagle Ford and Permian Basins in Texas and the mid-continent region. The sand segment mines, processes and sells sand for use in hydraulic fracturing. The sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada.

During the periods presented, the Company also provided contract land and directional drilling services, coil tubing services, flowback services, cementing services, acidizing services, equipment rental services, crude oil hauling services and remote accommodation services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column labeled "All Other" in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three months ended June 30, 2019	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$41,821	$82,973	$29,223	$27,803	$—	$181,820
Intersegment revenues	—	1,668	11,170	584	(13,422)	—
Total revenue	41,821	84,641	40,393	28,387	(13,422)	181,820
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	44,864	59,835	32,676	30,640	—	168,015
Intersegment cost of revenues	—	11,797	1,141	562	(13,500)	—
Total cost of revenue	44,864	71,632	33,817	31,202	(13,500)	168,015
Selling, general and administrative	3,035	2,664	1,380	2,376	—	9,455
Depreciation, depletion, amortization and accretion	7,818	10,174	4,528	7,625	—	30,145
Operating (loss) income	(13,896)	171	668	(12,816)	78	(25,795)
Interest expense, net	386	452	72	641	—	1,551
Other (income) expense, net	(4,045)	9	(32)	49	—	(4,019)
(Loss) income before income taxes	$(10,237)	$(290)	$628	$(13,506)	$78	$(23,327)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended June 30, 2018	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$360,250	$100,333	$37,439	$35,572	$—	$533,594
Intersegment revenues	—	1,073	15,406	1,776	(18,255)	—
Total revenue	360,250	101,406	52,845	37,348	(18,255)	533,594
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	210,189	61,593	35,117	32,929	—	339,828
Intersegment cost of revenues	754	16,174	1,019	60	(18,007)	—
Total cost of revenue	210,943	77,767	36,136	32,989	(18,007)	339,828
Selling, general and administrative	39,786	20,822	1,787	2,732	—	65,127
Depreciation, depletion, amortization and accretion	4,094	13,829	3,881	8,991	—	30,795
Impairment of long-lived assets	—	—	—	187	—	187
Operating income (loss)	105,427	(11,012)	11,041	(7,551)	(248)	97,657
Interest expense, net	106	341	76	436	—	959
Other expense, net	330	80	36	40	—	486
Income (loss) before income taxes	$104,991	$(11,433)	$10,929	$(8,027)	$(248)	$96,212

Six months ended June 30, 2019	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$150,542	$173,568	$54,187	$65,661	$—	$443,958
Intersegment revenues	—	3,212	24,067	1,243	(28,522)	—
Total revenue	150,542	176,780	78,254	66,904	(28,522)	443,958
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	103,828	124,047	62,928	66,282	—	357,085
Intersegment cost of revenues	—	25,334	2,188	1,060	(28,582)	—
Total cost of revenue	103,828	149,381	65,116	67,342	(28,582)	357,085
Selling, general and administrative	12,553	5,876	2,899	5,463	—	26,791
Depreciation, depletion, amortization and accretion	15,537	20,068	7,401	15,715	—	58,721
Operating income (loss)	18,624	1,455	2,838	(21,616)	60	1,361
Interest expense, net	425	649	102	898	—	2,074
Other (income) expense, net	(28,869)	8	(32)	317	—	(28,576)
Income (loss) before income taxes	$47,068	$798	$2,768	$(22,831)	$60	$27,863

Six months ended June 30, 2018	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$685,709	$196,912	$73,942	$71,280	$—	$1,027,843
Intersegment revenues	—	5,632	29,918	4,193	(39,743)	—
Total revenue	685,709	202,544	103,860	75,473	(39,743)	1,027,843
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	404,265	128,205	68,447	65,012	—	665,929
Intersegment cost of revenues	2,545	31,576	5,305	327	(39,753)	—
Total cost of revenue	406,810	159,781	73,752	65,339	(39,753)	665,929
Selling, general and administrative	71,637	23,485	3,431	5,085	—	103,638
Depreciation, depletion, amortization and accretion	6,501	27,815	6,197	17,190	—	57,703
Impairment of long-lived assets	—	—	—	187	—	187
Operating income (loss)	200,761	(8,537)	20,480	(12,328)	10	200,386
Interest expense, net	182	845	156	1,013	—	2,196
Other expense, net	332	92	23	67	—	514
Income (loss) before income taxes	$200,247	$(9,474)	$20,301	$(13,408)	$10	$197,676

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
As of June 30, 2019:
Total assets	$419,368	$265,244	$216,857	$147,611	$59,830	$1,108,910
Goodwill	$3,828	$86,043	$2,684	$8,690	$—	$101,245
As of December 31, 2018:
Total assets	$366,457	$254,278	$177,870	$122,442	$152,044	$1,073,091
Goodwill	$3,828	$86,043	$2,684	$8,690	$—	$101,245

21.	Subsequent Events
Subsequent to June 30, 2019, the Company borrowed an additional $3.5 million under its credit facility. At July 31, 2019, outstanding borrowings under the Company's revolving credit facility totaled $85.5 million, leaving an aggregate of $90.0 million of available borrowing capacity under the facility, which is net of letters of credit of $8.7 million.

As a result of market conditions, subsequent to June 30, 2019, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations. The Company is currently evaluating the impact this event will have on its consolidated financial statements. An estimate of such impact cannot be made at this time.

As a result of oilfield market conditions, the Company's Board of Directors has suspended the quarterly cash dividend.

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

Overview

We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, pressure pumping services, natural sand proppant services and other energy services, including contract land and directional drilling, coil tubing, flowback, cementing, acidizing, equipment rental, crude oil hauling and remote accommodations. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provides hydraulic fracturing and water transfer services. Our natural sand proppant services division mines, processes and sells proppant used for hydraulic fracturing. In addition to these service divisions, we also provide contract land and directional drilling services, coil tubing services, pressure control services, flowback services, cementing services, acidizing services, equipment rentals, full service transportation, crude oil hauling services and remote accommodations. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning. We are exploring several opportunities to expand our business lines to include telecommunications and general industrial manufacturing, among others, as we shift to a broader industrial focus.

Second Quarter 2019 Highlights and Recent Developments

•	Net loss of $10.9 million, or $0.24 per diluted share, for the three months ended June 30, 2019.

•	Adjusted EBITDA of $8.6 million for the three months ended June 30, 2019. See "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

•	Suspended quarterly cash dividend beginning with the second quarter of 2019 in response to oilfield market conditions.

•	Reduced our 2019 capital expenditure budget 49% from $80 million to $41 million.

Industry Overview

Energy Infrastructure Industry

In 2017, we expanded into the electric infrastructure business, offering both commercial and storm restoration services to government-funded utilities, private utilities, public investor owned utilities and cooperatives. Since we commenced operations in this line of business, substantially all of our infrastructure revenues has been generated from storm restoration work, primarily from PREPA due to damage caused by Hurricane Maria. On October 19, 2017, Cobra and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a new one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA has now ended and only a small contingent of non-billable personnel remain on the island to facilitate the demobilization of our remaining equipment.

As of June 30, 2019, PREPA owed us approximately $227.4 million for services performed excluding $29.0 million of interest charged on these delinquent balances as of June 30, 2019. See Note 2. Basis of Presentation and Significant Accounting Policies-Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, we have become aware of an ongoing investigation by the U.S. Attorney’s Office for the District of Puerto Rico and the Department of Homeland Security Office of Inspector General relating to the contracts awarded to Cobra by PREPA. We have been informed that the investigation is focused on the interactions between a FEMA official and the former President of Cobra. We have been cooperating with this investigation. Given the uncertainty inherent with respect to such investigations and any resulting litigation, it is not possible to determine the potential outcome at this time. If it is determined that we or our employees engaged in improper activities, however, we may be subject to civil and criminal penalties, and contractual, civil and criminal damages that may include the repayment of all or part of amounts paid to us by PREPA and/or forgoing any of the amounts currently owed to us. Further, as noted above, our contracts with PREPA have concluded and there can be no assurance that we will be able to obtain one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

We completed our work in Puerto Rico on March 31, 2019 and, during the second quarter of 2019, we demobilized our remaining crews and approximately 1,000 pieces of equipment back to the U.S. mainland. We have begun to right size our infrastructure operations and perform required maintenance on our equipment which had been subjected to harsh working conditions. We expect this process, with its associated costs, to be completed in the coming months.

While we have completed our work in Puerto Rico, the demand for our infrastructure services in the continental United States has continued to increase. We have grown our crew count to a total of approximately 156 crews as of June 30, 2019, an increase of 51 from approximately 105 at December 31, 2018 and an increase of 106 from approximately 50 at December 31, 2017. Each distribution crew generally consists of five employees. These distribution crews, which now include many of the employees previously located in Puerto Rico, are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. We believe we will be able to continue to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

As of June 30, 2019, our infrastructure services backlog was approximately $595 million, all of which is attributable to operations in the continental United States. Estimated backlog for our infrastructure services represents the amount of revenue we expect to realize over the next 36 months from future work on uncompleted construction projects, including new contracts under which work has not begun. Our estimated backlog also includes amounts payable to us under master service and other service agreements. Estimated infrastructure services backlog for work under master service and other service agreements is determined based on historical trends, experience from similar projects and estimates of customer demand based on communications with our customers.

Approximately $576 million of our infrastructure services backlog as of June 30, 2019 is attributable to amounts under master service or other service agreements pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for our infrastructure services backlog can be subject to change as a result of our delays, customer delays, regulatory delays or other factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements or other service agreements due to changes in our customers’ spending plans, market volatility, governmental funding and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by oil and natural gas prices. Over the past several years, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. During early 2017, oil prices stabilized around the $50 per barrel level and started a gradual upward trend which continued into the fourth quarter of 2018, when oil prices peaked at $76.41 on October 3, 2018. Due to certain factors related to world politics and major oil producers, the price of oil experienced a sharp decline during the fourth quarter of 2018, with prices falling to a low of $42.53 on December 24, 2018. Oil prices stabilized in early 2019 and started an upward trend reaching a high of $66.30 per barrel on April 23, 2019. Throughout the second quarter of 2019, oil prices averaged $59.86 per barrel, an increase of approximately 9% over the average price per barrel during the first quarter of 2019 of $54.87.

We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2018 which accelerated in the fourth quarter of 2018 as a result of softening of oil prices and budget exhaustion by our customers. With the rebound in commodity prices in early 2019 and the resetting of budgets for the new year, we saw demand for our pressure pumping services increase in the first quarter of 2019. However, utilization rates for our pressure pumping services declined in the second quarter of 2019 and pricing remained challenging. We expect these utilization and pricing trends to continue during the second half of 2019. If commodity prices stabilize at current levels or continue to increase, the capital expenditures of our customers have the potential to increase from current levels as additional cash flows are realized. If this were to occur, we would expect an increase in demand for our services and products, particularly in our completion and production, natural sand proppant and contract land and directional drilling businesses. Increase in demand, however, may not result in an increase in pricing as many of the oilfield services we provide are oversupplied. Decreases in commodity prices, however, would be expected to result in a reduction in the capital expenditures of our customers and reduce the demand and pricing for our drilling, completion and other products and services.

During the first six months of 2019, we experienced lower utilization rates and pricing for our oil and natural gas services, including our pressure pumping, contract drilling, coil tubing and directional drilling equipment and services, as compared to the first six months of 2018. Further, in response to market conditions, subsequent to June 30, 2019, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations. Based on current feedback from our exploration and production customers, we expect them to take a cautious approach to activity levels in the second half of 2019 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Accordingly, we do not anticipate material increases in the overall pricing for our products and services in the near term. We intend to closely monitor our cost structure in response to market conditions. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. The termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable levels of service from other customers, could result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operation and cash flow.

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

Over the past 24 months, several new suppliers entered the market and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion caused the frac sand market to become oversupplied, particularly in finer grades. As a result, pricing for certain grades have fallen significantly from the peaks experienced during the first half of 2018. This price degradation has resulted in the temporary closure of several Northern White plants. We believe that the coarseness, conductivity, sphericity, acid-solubility and crush-resistant properties of our Northern White sand reserves and our transportation infrastructure afford us an advantage over many of our competitors and make us one of a select group of Northern White sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America.

During the first half of 2018, constraints in the rail system adversely impacted frac sand deliveries from our Taylor sand facility in Jackson County, Wisconsin. As a result, we estimate production at our Taylor facility was 23% lower during the first half of 2018 than it would have been in the absence of these constraints. These rail system constraints were largely alleviated by the end of 2018. Production at our Piranha facility was not impacted by these rail constraints, however, another railroad instituted a policy during the fourth quarter of 2018 that shifted from utilizing unit trains (100 car dedicated trains specifically set up to move sand in large quantities) to manifest shipments (smaller number of sand cars coupled with other types of loads to make up a full train shipment). This shift to manifest shipments has not had an impact on the movement of sand from our Piranha facility to date, but may in the future.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Piranha sand facility in New Auburn, Wisconsin and Taylor sand facility in Taylor, Wisconsin are currently running at 60% to 70% capacity. Our contracted capacity has provided a strong baseline of business, which has kept our Taylor and Piranha plants operating and our costs low. Our blended production costs have declined 31% from approximately $17.12 during the first half of 2018 to approximately $11.82 during the first half of 2019.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Revenue:
Infrastructure services	$41,821	$360,250
Pressure pumping services	84,641	101,406
Natural sand proppant services	40,393	52,845
Other services	28,387	37,348
Eliminations	(13,422)	(18,255)
Total revenue	181,820	533,594

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,812 and $4,088, respectively, for the three months ended June 30, 2019 and 2018)	44,864	210,943
Pressure pumping services (exclusive of depreciation and amortization of $10,163 and $13,841, respectively, for the three months ended June 30, 2019 and 2018)	71,632	77,767
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,525 and $3,879, respectively, for the three months ended June 30, 2019 and 2018)	33,817	36,136
Other services (exclusive of depreciation and amortization of $7,622 and $8,969, respectively, for the three months ended June 30, 2019 and 2018)	31,202	32,989
Eliminations	(13,500)	(18,007)
Total cost of revenue	168,015	339,828
Selling, general and administrative expenses	9,455	65,127
Depreciation, depletion, amortization and accretion	30,145	30,795
Impairment of long-lived assets	—	187
Operating (loss) income	(25,795)	97,657
Interest expense, net	(1,551)	(959)
Other income (expense), net	4,019	(486)
(Loss) income before income taxes	(23,327)	96,212
(Benefit) provision for income taxes	(12,438)	53,512
Net (loss) income	$(10,889)	$42,700

Revenue. Revenue for the three months ended June 30, 2019 decreased $352 million, or 66%, to $182 million from $534 million for the three months ended June 30, 2018. The decrease in total revenue is primarily attributable to a $318 million decrease in infrastructure services revenue during the three months ended June 30, 2019.

Revenue derived from related parties was $48 million, or 26% of our total revenues, for the three months ended June 30, 2019 and $50 million, or 9% of our total revenue, for the three months ended June 30, 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $318 million, or 88%, to $42 million for the three months ended June 30, 2019 from $360 million for the three months ended June 30, 2018 primarily due to a decline in the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. Operations in Puerto Rico under these contracts concluded on March 31, 2019. For the three months ended June 30, 2019, we generated 26% of total infrastructure services revenue from our contracts with PREPA compared to 96% for the three months ended June 30, 2018. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above.

Pressure Pumping Services. Pressure pumping services division revenue decreased $16 million, or 16%, to $85 million for the three months ended June 30, 2019 from $101 million for the three months ended June 30, 2018. Revenue derived from related parties was $34 million, or 40% of total pressure pumping revenue, for the three months ended June 30, 2019 compared to $34 million, or 33% of total pressure pumping revenue, for the three months ended June 30, 2018. All of our related party revenue is derived from Gulfport. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, totaled $2 million and $1 million, respectively, for the three months ended June 30, 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in pricing as a result of market conditions as well as a decline in utilization. The number of stages completed declined 5% from 1,815 for the three months ended June 30, 2018 to 1,717 for the three months ended June 30, 2019. An average of 2.7 of our six fleets were active for the three months ended June 30, 2019 as compared to an average of 4.3 fleets for the three months ended June 30, 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $13 million, or 24%, to $40 million for the three months ended June 30, 2019, from $53 million for the three months ended June 30, 2018. Revenue derived from related parties was $11 million, or 28% of total sand revenue, for the three months ended June 30, 2019 and $10 million, or 18% of total sand revenue, for the three months ended June 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $11 million, or 28% of total sand revenue, for the three months ended June 30, 2019 and $15 million, or 29% of total sand revenue, for the three months ended June 30, 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 30% decline in average price per ton of sand sold from $43.09 per ton during the three months ended June 30, 2018 to $30.09 per ton during the three months ended June 30, 2019, which was partially offset by a 4% increase in tons of sand sold from approximately 777,850 tons for the three months ended June 30, 2018 to 812,611 tons for the three months ended June 30, 2019.

Other Services. Other revenue, consisting of revenue derived from our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling and remote accommodation businesses, decreased $9 million, or 24%, to $28 million for the three months ended June 30, 2019 from $37 million for the three months ended June 30, 2018. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was $3 million, or 11% of total other revenue, for the three months ended June 30, 2019 and $7 million, or 19% of total other revenue, for the three months ended June 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping and infrastructure segments, totaled $1 million and $2 million, respectively, for the three months ended June 30, 2019 and 2018.

The decrease in our other services revenue was primarily due to declines in utilization for our contract land drilling, coil tubing and directional drilling businesses, which was partially offset by an increase in activity for our equipment rental business and increased crude oil hauling revenues due to the acquisition of WTL in the second quarter of 2018. An average of 601 pieces of equipment were rented during the three months ended June 30, 2019, an increase of 77% from an average of 339 pieces of equipment rented during the three months ended June 30, 2018.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $172 million from $340 million, or 64% of total revenue, for the three months ended June 30, 2018 to $168 million, or 92% of total revenue, for the three months ended June 30, 2019. The decrease was primarily due to a decline in activity for our infrastructure services business, which represented a $166 million decrease in cost of revenue. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $166 million, or 79%, to $45 million for the three months ended June 30, 2019 from $211 million for the three months ended June 30, 2018. The decrease is due to a decline in the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. Operations in Puerto Rico under these contracts concluded on March 31, 2019. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, was 107% and 59% for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily due to increased labor costs as a percentage of revenue. Additionally, expenses were incurred during the three months ended June 30, 2019 to transport and perform necessary maintenance on equipment returning to the U.S. mainland from Puerto Rico.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $6 million, or 8%, to $72 million for the three months ended June 30, 2019 from $78 million for the three months ended June 30, 2018 primarily due to a decline in repairs and maintenance expense. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $10 million and $14 million for the three months ended June 30, 2019 and 2018, respectively, was 85% and 77% for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily due to a decline in utilization.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2 million, or 6%, to $34 million for the three months ended June 30, 2019 from $36 million for the three months ended June 30, 2018, primarily due to a decline in cost of goods sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $5 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, was 84% and 68% for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily due to a decline in average price per ton of sand sold.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $2 million, or 6%, to $31 million for the three months ended June 30, 2019 from $33 million for the three months ended June 30, 2018, primarily due to declines in cost of revenue for our contract land drilling, directional drilling and coil tubing businesses as a result of reduced activity. These declines were partially offset by an increase in costs for our equipment rental business and the acquisition of WTL in the second quarter of 2018. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $9 million for the three months ended June 30, 2019 and 2018, respectively, was 110% and 88% for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily the result declines in utilization for our contract land drilling, directional drilling and coil tubing businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Cash expenses:
Compensation and benefits	$2,154	$10,978
Professional services	2,934	2,981
Other(a)	3,381	3,935
Total cash SG&A expense	8,469	17,894
Non-cash expenses:
Bad debt provision(b)	262	28,263
Equity based compensation(c)	—	17,487
Stock based compensation	724	1,483
Total non-cash SG&A expense	986	47,233
Total SG&A expense	$9,455	$65,127

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	$28.3 million of the bad debt expense recognized during the three months ended June 30, 2018 was subsequently reversed during the third quarter of 2018.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1 million, or 3%, to $30 million for the three months ended June 30, 2019 from $31 million for the three months ended June 30, 2018. The decrease is primarily attributable to a decline in intangible asset amortization expense, which was partially offset by an increase in depreciation expense as a result of additional property and equipment purchases in the second half 2018 and first half of 2019.

Operating Income. Operating income decreased $124 million to an operating loss of $26 million for the three months ended June 30, 2019 from operating income of $98 million for the three months ended June 30, 2018. The decrease was primarily due to a $119 million decline in operating income for our infrastructure services division due to a decline in activity.

Interest Expense, Net. Interest expense, net increased $1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in average borrowings outstanding.

Other Income, Net. Other income, net increased $5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the recognition of interest on trade account receivable totaling $3 million pursuant to the terms of our contracts with PREPA.

Income Taxes. We recorded an income tax benefit of $12 million on pre-tax loss of $23 million for the three months ended June 30, 2019 compared to income tax expense of $54 million on pre-tax income of $96 million for the three months ended June 30, 2018. Our effective tax rate was 53% and 56%, respectively, for the three months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Revenue:
Infrastructure services	$150,542	$685,709
Pressure pumping services	176,780	202,544
Natural sand proppant services	78,254	103,860
Other services	66,904	75,473
Eliminations	(28,522)	(39,743)
Total revenue	443,958	1,027,843

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $15,524 and $6,489, respectively, for the six months ended June 30, 2019 and 2018)	103,828	406,810
Pressure pumping services (exclusive of depreciation and amortization of $20,047 and $27,818, respectively, for the six months ended June 30, 2019 and 2018)	149,381	159,781
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $7,395 and $6,193, respectively, for the six months ended June 30, 2019 and 2018)	65,116	73,752
Other services (exclusive of depreciation and amortization of $15,709 and $17,166, respectively, for the six months ended June 30, 2019 and 2018)	67,342	65,339
Eliminations	(28,582)	(39,753)
Total cost of revenue	357,085	665,929
Selling, general and administrative expenses	26,791	103,638
Depreciation, depletion, amortization and accretion	58,721	57,703
Impairment of long-lived assets	—	187
Operating income	1,361	200,386
Interest expense, net	(2,074)	(2,196)
Other income (expense), net	28,576	(514)
Income before income taxes	27,863	197,676
Provision for income taxes	10,419	99,430
Net income	$17,444	$98,246

Revenue. Revenue for the six months ended June 30, 2019 decreased $584 million, or 57%, to $444 million from $1 billion for the six months ended June 30, 2018. The decrease in total revenue is primarily attributable to a $535 million decline in infrastructure services revenue as well as a $26 million decline in pressure pumping services revenue.

Revenue derived from related parties was $104 million, or 24% of our total revenue, for the six months ended June 30, 2019 and $111 million, or 11% of our total revenue, for the six months ended June 30, 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $535 million, or 78%, to $151 million for the six months ended June 30, 2019 from $686 million for the six months ended June 30, 2018 primarily due to a decline in the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. Operations in Puerto Rico under these contracts concluded on March 31, 2019. For the six months ended June 30, 2019, we generated 65% of total infrastructure services revenue from our contracts with

PREPA compared to 97% for the six months ended June 30, 2018. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above.

Pressure Pumping Services. Pressure pumping services division revenue decreased $26 million, or 13%, to $177 million for the six months ended June 30, 2019 from $203 million for the six months ended June 30, 2018. Revenue derived from related parties was $72 million, or 41% of total pressure pumping revenue, for the six months ended June 30, 2019 compared to $72 million, or 36% of total pressure pumping revenue, for the six months ended June 30, 2018. Substantially all of our related party revenue is derived from Gulfport. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $3 million and $6 million, respectively, for the six months ended June 30, 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in pricing as a result of market conditions. Additionally, during the six months ended June 30, 2019, more of our customers sourced their own consumables, contributing to a decline in revenue for the period. The number of stages completed increased to 3,606 for the six months ended June 30, 2019 from 3,487 for the six months ended June 30, 2018. An average of 3.5 of our six fleets were active for the six months ended June 30, 2019 as compared to an average of 4.0 fleets for the six months ended June 30, 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $26 million, or 25%, to $78 million for the six months ended June 30, 2019, from $104 million for the six months ended June 30, 2018. Revenue derived from related parties was $24 million, or 31% of total sand revenue, for the six months ended June 30, 2019 and $21 million, or 20% of total sand revenue, for the six months ended June 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $24 million, or 31% of total sand revenue, for the six months ended June 30, 2019 and $30 million, or 29% of total sand revenue, for the six months ended June 30, 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 29% decline in average sales price per ton of sand sold from $43.74 per ton during the six months ended June 30, 2018 to $31.08 per ton during the six months ended June 30, 2019. This was partially offset by a 2% increase in tons of sand sold from approximately 1,513,434 tons for the six months ended June 30, 2018 to 1,478,420 tons for the six months ended June 30, 2019.

Other Services. Other revenue, consisting of revenue derived from our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling and remote accommodation businesses, decreased $8 million, or 11%, to $67 million for the six months ended June 30, 2019 from $75 million for the six months ended June 30, 2018. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $9 million, or 13% of total other revenue, for the six months ended June 30, 2019 and $17 million, or 23% of total other revenue, for the six months ended June 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $1 million and $4 million, respectively, for the six months ended June 30, 2019 and 2018.

The decrease in our other services revenue was primarily due to declines in utilization for our contract land drilling, coil tubing and directional drilling businesses, which was partially offset by an increase in activity for our equipment rental business and increased crude oil hauling revenues due to the acquisition of WTL in the second quarter of 2018. An average of 611 pieces of equipment were rented during the six months ended June 30, 2019, an increase of 76% from an average of 348 pieces of equipment rented during the six months ended June 30, 2018.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $309 million from $666 million, or 65% of total revenue, for the six months ended June 30, 2018 to $357 million, or 80% of total revenue, for the six months ended June 30, 2019. The decrease was primarily due to a decline in activity for our infrastructure services business, which represented a $303 million decrease in cost of revenue. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $303 million, or 74%, to $104 million for the six months ended June 30, 2019 from $407 million for the six months ended June 30, 2018. The decrease is primarily due to a decline in the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. Operations in Puerto Rico under these contracts concluded on March 31, 2019. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16 million and $6 million for the six months ended June 30, 2019 and 2018, respectively, was 69% and 59% for the six months ended June 30, 2019 and 2018, respectively.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $11 million, or 7%, to $149 million for the six months ended June 30, 2019 from $160 million for the six months ended June 30, 2018. The decrease was primarily due to declines in cost of goods sold and fuel expense as more of our customers sourced their own consumables during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $20 million and $28 million for the six months ended June 30, 2019 and 2018, respectively, was 85% and 79% for the six months ended June 30, 2019 and 2018, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $9 million, or 12%, from $74 million for the six months ended June 30, 2018 to $65 million for the six months ended June 30, 2019, primarily due to a decline in cost of goods sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $7 million and $6 million for the six months ended June 30, 2019 and 2018, respectively, was 83% and 71% for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to a decline in average price per ton of sand sold.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $2 million, or 3%, from $65 million for the six months ended June 30, 2018 to $67 million for the six months ended June 30, 2019, primarily due to the acquisitions of RTS and WTL in the second quarter of 2018. This was partially offset by a decline in costs for our contract land drilling, coil tubing and directional drilling businesses as a result of reduced activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16 million and $17 million for the six months ended June 30, 2019 and 2018, respectively, was 101% and 87% for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily the result of a decline in utilization in our contract land drilling, coil tubing, cementing and directional drilling businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash expenses:
Compensation and benefits	$11,384	$18,677
Professional services	6,723	5,568
Other(a)	6,626	5,542
Total cash SG&A expense	24,733	29,787
Non-cash expenses:
Bad debt provision(b)	266	53,790
Equity based compensation(c)	—	17,487
Stock based compensation	1,792	2,574
Total non-cash SG&A expense	2,058	73,851
Total SG&A expense	$26,791	$103,638

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.	$53.6 million of the bad debt expense recognized during the six months ended June 30, 2018 was subsequently reversed during the third quarter of 2018.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $1 million, or 2%, to $59 million for the six months ended June 30, 2019 from $58 million for the six months ended June 30,

2018. The increase is primarily attributable to an increase in depreciation expense as a result of additional property and equipment purchases in the second half 2018, which was partially offset by a decline in intangible asset amortization expense.

Operating Income (Loss). Operating income decreased $199 million to $1 million for the six months ended June 30, 2019 from $200 million for the six months ended June 30, 2018. The decrease was primarily due to a $182 million decline in operating income for our infrastructure services division due to a decline in activity as well as a $18 million decline in operating income for our natural sand proppant services division due to a decrease in pricing.

Interest Expense, Net. Interest expense, net was $2 million for each of the six months ended June 30, 2019 and 2018. Average outstanding borrowings remained relatively flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other Expense, Net. Other income, net increased $29 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the recognition of interest on trade account receivable totaling $29 million pursuant to the terms of our contracts with PREPA.

Income Taxes. We recorded income tax expense of $10 million on pre-tax income of $28 million for the six months ended June 30, 2019 compared to $99 million on pre-tax income of $198 million for the six months ended June 30, 2018. Our effective tax rate was 37% for the six months ended June 30, 2019 compared to 50% for the six months ended June 30, 2018. The decrease in effective tax rate is primarily the result of discreet items related to return to provision adjustments recorded during the six months ended June 30, 2019, which was partially offset by changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, accretion and amortization, impairment of long-lived assets, acquisition related costs, public offering costs, equity based compensation, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2019	2018
Net (loss) income	$(10,889)	$42,700	$17,444	$98,246
Depreciation, depletion, accretion and amortization expense	30,145	30,795	58,721	57,703
Impairment of long-lived assets	—	187	—	187
Acquisition related costs	45	77	45	31
Public offering costs	—	731	—	731
Equity based compensation	—	17,487	—	17,487
Stock based compensation	944	1,660	2,233	2,916
Interest expense, net	1,551	959	2,074	2,196
Other (income) expense, net	(4,019)	486	(28,576)	514
Interest on trade accounts receivable	3,234	—	28,969	—
(Benefit) provision for income taxes	(12,438)	53,512	10,419	99,430
Adjusted EBITDA	$8,573	$148,594	$91,329	$279,441

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income:	2019	2018	2019	2018
Net income	$6,210	$52,359	$41,875	$99,658
Depreciation and amortization expense	7,818	4,094	15,537	6,501
Acquisition related costs	12	4	12	(4)
Public offering costs	—	360	—	360
Stock based compensation	9	606	471	1,063
Interest expense	386	106	425	182
Other (income) expense, net	(4,045)	330	(28,869)	332
Interest on trade accounts receivable	3,234	—	28,969	—
Provision for income taxes	(16,447)	52,632	5,193	100,589
Adjusted EBITDA	$(2,823)	$110,491	$63,613	$208,681

Pressure Pumping Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2019	2018
Net (loss) income	$(290)	$(11,433)	$798	$(9,474)
Depreciation and amortization expense	10,174	13,829	20,068	27,815
Acquisition related costs	18	33	18	33
Public offering costs	—	202	—	202
Equity based compensation	—	17,487	—	17,487
Stock based compensation	489	453	899	871
Interest expense	452	341	649	845
Other expense, net	9	80	8	92
Adjusted EBITDA	$10,852	$20,992	$22,440	$37,871

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income:	2019	2018	2019	2018
Net income	$628	$10,929	$2,768	$20,301
Depreciation, depletion, accretion and amortization expense	4,528	3,881	7,401	6,197
Acquisition related costs	8	—	8	(38)
Public offering costs	—	95	—	95
Stock based compensation	236	205	439	391
Interest expense	72	76	102	156
Other (income) expense, net	(32)	36	(32)	23
Adjusted EBITDA	$5,440	$15,222	$10,686	$27,125

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2019	2018	2019	2018
Net loss	$(17,515)	$(8,907)	$(28,057)	$(12,250)
Depreciation and amortization expense	7,625	8,991	15,715	17,190
Impairment of long-lived assets	—	187	—	187
Acquisition related costs	7	40	7	40
Public offering costs	—	74	—	74
Stock based compensation	210	396	424	592
Interest expense, net	641	436	898	1,013
Other expense, net	49	40	317	67
Provision (benefit) for income taxes	4,009	880	5,226	(1,158)
Adjusted EBITDA	$(4,974)	$2,137	$(5,470)	$5,755

a.
Includes results for our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling and remote accommodations services and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share

Adjusted net income (loss) and adjusted earnings (loss) per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company's performance by excluding certain non-cash charges that may not be indicative of the Company's ongoing operating results. Adjusted net income (loss) and adjusted earnings (loss) per share should not be considered in isolation or as a substitute for net income (loss) and earnings (loss) per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net income (loss) and adjusted earnings (loss) per share to the GAAP financial measures of net income (loss) and earnings (loss) per share for the periods specified.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(10,889)	$42,700	$17,444	$98,246
Equity based compensation	—	17,487	—	17,487
Adjusted net (loss) income	$(10,889)	$60,187	$17,444	$115,733

Basic (loss) earnings per share, as reported	$(0.24)	$0.95	$0.39	$2.20
Equity based compensation	—	0.40	—	0.40
Adjusted basic (loss) earnings per share	$(0.24)	$1.35	$0.39	$2.60

Diluted (loss) earnings per share, as reported	$(0.24)	$0.95	$0.39	$2.18
Equity based compensation	—	0.39	—	0.39
Adjusted diluted (loss) earnings per share	$(0.24)	$1.34	$0.39	$2.57

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Since October 2016, our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility, cash flows from operations and proceeds from our initial public offering. Our primary uses of capital have been for investing in property and equipment used to provide our services, to acquire complementary businesses and to pay dividends to our stockholders. In July 2019, as a result of oilfield market conditions, our Board of Directors suspended the quarterly cash dividend. Future declaration of cash dividends are subject to approval by our Board of Directors and may be adjusted at its discretion based on market conditions and capital availability.

As of June 30, 2019, we had outstanding borrowings under our revolving credit facility of $82 million and $93 million of available borrowing capacity under this facility, after giving effect to $9 million of outstanding letters of credit.

The following table summarizes our liquidity for the periods indicated (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$7,245	$67,625
Revolving credit facility availability	184,233	184,233
Less long-term debt	(82,036)	—
Less letter of credit facilities (environmental remediation)	(4,182)	(3,877)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	291,568	148,108
Total	$392,268	$391,529

a.
Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $164 million and cash and cash equivalents of $7 million from total current assets of $463 million as of June 30, 2019. As of December 31, 2018, net working capital (less cash) is calculated by subtracting total current liabilities of $234 million and cash and cash equivalents of $68 million from total current assets of $450 million.

At July 31, 2019, we had cash on hand totaling $12 million and outstanding borrowings under our revolving credit facility of $86 million, leaving an aggregate of $90 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$1,139	$125,128	$(101,855)	$226,451
Net cash used in investing activities	(9,182)	(85,755)	(28,435)	(121,243)
Net cash (used in) provided by financing activities	(6,108)	(39,073)	69,825	(100,045)
Effect of foreign exchange rate on cash	53	(45)	85	(98)
Net change in cash	$(14,098)	$255	$(60,380)	$5,065

Operating Activities

Net cash used in operating activities was $102 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $226 million for the six months ended June 30, 2018. Net cash provided by operating activities was $1 million for the three months ended June 30, 2019, compared to net cash provided by operating activities of $125 million for the three months ended June 30, 2018. The decrease in operating cash flows was primarily attributable to a decline in activity for our infrastructure services segment as well as a timing difference between cash outflows for income tax payments and cash inflows for accounts receivable.

Investing Activities

Net cash used in investing activities was $28 million for the six months ended June 30, 2019, compared to $121 million for the six months ended June 30, 2018. Net cash used in investing activities was $9 million for the three months ended June 30, 2019, compared to $86 million for the three months ended June 30, 2018. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Infrastructure services(a)	$2,177	$40,778	$5,431	$56,556
Pressure pumping services(b)	4,013	8,233	11,342	16,099
Natural sand proppant services(c)	990	6,958	1,975	12,658
Other(d)	2,767	17,042	11,472	23,472
Total capital expenditures	$9,947	$73,011	$30,220	$108,785

a.	Capital expenditures primarily for truck, tooling and other equipment for the six months ended June 30, 2019 and 2018.

b.	Capital expenditures primarily for pressure pumping and water transfer equipment for the six months ended June 30, 2019 and 2018.

c.	Capital expenditures primarily for maintenance for the six months ended June 30, 2019 and plant upgrades for the six months ended June 30, 2018.

d.	Capital expenditures primarily for equipment for our rental business and upgrades to our rig fleet for the six months ended June 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $70 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $100 million for the six months ended June 30, 2018. Net cash used in financing activities was $6 million for the three months ended June 30, 2019, compared to $39 million for the three months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to net borrowings under our revolving credit facility of $82 million, partially offset by $11 million in dividends paid. Net cash used in financing activities six months ended June 30, 2018 was primarily attributable to net repayments under our revolving credit facility of $100 million.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was $0.1 million and ($0.1) million, respectively, for the six months ended June 30, 2019 and 2018. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $299 million and $216 million, respectively, at June 30, 2019 and December 31, 2018. Our cash balances were $7 million and $68 million, respectively, at June 30, 2019 and December 31, 2018.

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

At June 30, 2019, we had outstanding borrowings under our credit facility of $82 million. At July 31, 2019, we had outstanding borrowings under our credit facility of $86 million, leaving an aggregate of $90 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Our amended and restated revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0), and minimum availability ($10.0 million). As of June 30, 2019 and December 31, 2018, we were in compliance with the financial covenants under our then existing revolving credit facility.

Capital Requirements and Sources of Liquidity

Earlier this year, we had established a capital expenditure budget of approximately $80 million. In response to current market conditions, we are taking a disciplined approach to our spending and have reduced our 2019 capital expenditure budget to $41 million. These capital expenditures include $6 million in our infrastructure segment for assets for additional crews, $17 million in our pressure pumping segment for the expansion of our water transfer operations and maintenance to our existing pressure pumping fleet, $4 million for our natural sand proppant segment for upgrades and maintenance and $14 million for our other services, primarily for the expansion of our trucking fleet and rental services and upgrades to our drilling rigs. During the six months ended June 30, 2019, our capital expenditures totaled $30 million.

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

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum lease payments under these agreements in effect at June 30, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$1,479	$16,510
2020	—	19,894
2021	—	720
2022	—	80
2023	—	8
Thereafter	—	—
	$1,479	$37,212

a.
Included in these amounts are sand purchase commitments of $30 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $34 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2 million as of June 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. We are currently evaluating the impact this standard may have on our financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The demand, pricing and terms for our products and services are largely dependent upon the level of activity for the U.S. oil and natural gas industry, energy infrastructure industry and natural sand proppant industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas services, energy infrastructure services and natural sand proppant; demand for repair and construction of transmission lines, substations and distribution networks in the energy infrastructure industry and the level of expenditures of utility companies; the level of prices of, and expectations about future prices for, oil and natural gas and natural sand proppant, as well as energy infrastructure services; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves and frac sand reserves meeting industry specifications and consisting of the mesh size in demand; access to pipeline, transloading and other transportation facilities and their capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and natural gas producers and other users of our services to raise equity capital and debt financing; and merger and divestiture activity in industries in which we operate.

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

Interest Rate Risk

We had a cash and cash equivalents balance of $7 million at June 30, 2019. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At June 30, 2019, we had outstanding borrowings under our revolving credit facility of $82 million with a weighted average interest rate of 4.5%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2019, we had $4 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.01 million as of June 30, 2019. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Seasonality

We provide completion and production services as well as contract land and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide infrastructure services primarily in the northeast, southwest and midwest portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. A portion of our revenues are generated in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	August 2, 2019	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 2, 2019	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer