Form 10-Q
period 2019-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2019-11-12
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-37917
 Mammoth Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware		32-0498321
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14201 Caliber Drive, Suite 300 Oklahoma City, Oklahoma	(405) 608-6007	73134
(Address of principal executive offices)	(Registrant’s telephone number, including area code)	(Zip Code)

Securities registered pursuant to Section 12(b) of The Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TUSK	(The Nasdaq Stock Market LLC)
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

As of November 5, 2019, there were 45,021,461 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	pending or future acquisitions and future capital expenditures;

•	ability to obtain permits and governmental approvals;

•	outcome of a government investigation relating to the contracts awarded to one of our subsidiaries by the Puerto Rico Electric Power Authority and any resulting litigation;

•	outcome of pending litigation discussed in this report;

•	technology;

•	financial strategy;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2019	2018
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$9,598	$67,625
Accounts receivable, net	369,313	337,460
Receivables from related parties	8,542	11,164
Inventories	17,303	21,302
Prepaid expenses	7,613	11,317
Other current assets	682	688
Total current assets	413,051	449,556

Property, plant and equipment, net	381,656	436,699
Sand reserves	68,423	71,708
Operating lease right-of-use assets	47,959	—
Intangible assets, net - customer relationships	1,433	1,711
Intangible assets, net - trade names	5,415	6,045
Goodwill	98,051	101,245
Other non-current assets	7,101	6,127
Total assets	$1,023,089	$1,073,091
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$36,898	$68,843
Payables to related parties	486	370
Accrued expenses and other current liabilities	40,552	59,652
Current operating lease liability	17,142	—
Income taxes payable	32,453	104,958
Total current liabilities	127,531	233,823

Long-term debt	80,000	—
Deferred income tax liabilities	47,260	79,309
Long-term operating lease liability	30,827	—
Asset retirement obligation	3,559	3,164
Other liabilities	5,485	2,743
Total liabilities	294,662	319,039

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,021,461 and 44,876,649 issued and outstanding at September 30, 2019 and December 31, 2018	450	449
Additional paid in capital	534,284	530,919
Retained earnings	197,281	226,765
Accumulated other comprehensive loss	(3,588)	(4,081)
Total equity	728,427	754,052
Total liabilities and equity	$1,023,089	$1,073,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	(in thousands, except per share amounts)
Services revenue	$85,783	$346,368	$394,645	$1,210,572
Services revenue - related parties	15,000	18,933	95,910	108,632
Product revenue	9,710	14,955	40,381	67,703
Product revenue - related parties	2,924	3,787	26,439	24,979
Total revenue	113,417	384,043	557,375	1,411,886

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $25,749, $77,028, $27,810 and $79,283, respectively, for the three and nine months ended September 30, 2019 and three and nine months ended September 30, 2018)	91,813	216,670	382,607	809,932
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and nine months ended September 30, 2019 and three and nine months ended September 30, 2018)	774	1,425	4,138	5,645
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $4,019, $11,414, $4,183 and $10,376, respectively, for the three and nine months ended September 30, 2019 and three and nine months ended September 30, 2018)	18,547	29,470	81,475	97,917
Selling, general and administrative (Note 12)	14,029	(45,761)	39,726	56,916
Selling, general and administrative - related parties (Note 12)	394	437	1,487	1,398
Depreciation, depletion, amortization and accretion	29,791	32,015	88,512	89,718
Impairment of long-lived assets	6,542	4,582	6,542	4,769
Total cost and expenses	161,890	238,838	604,487	1,066,295
Operating (loss) income	(48,473)	145,205	(47,112)	345,591

OTHER INCOME (EXPENSE)
Interest expense, net	(1,398)	(458)	(3,472)	(2,654)
Other, net	6,368	(400)	34,944	(914)
Total other income (expense)	4,970	(858)	31,472	(3,568)
(Loss) income before income taxes	(43,503)	144,347	(15,640)	342,023
(Benefit) provision for income taxes	(7,794)	74,835	2,625	174,265
Net (loss) income	$(35,709)	$69,512	$(18,265)	$167,758

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of ($49), $134, ($87) and $185, respectively, for the three and nine months ended September 30, 2019 and three and nine months ended September 30, 2018	(213)	327	493	(459)
Comprehensive (loss) income	$(35,922)	$69,839	$(17,772)	$167,299

Net (loss) income per share (basic) (Note 15)	$(0.79)	$1.55	$(0.41)	$3.75
Net (loss) income per share (diluted) (Note 15)	$(0.79)	$1.54	$(0.41)	$3.73
Weighted average number of shares outstanding (basic) (Note 15)	45,020	44,756	44,984	44,718
Weighted average number of shares outstanding (diluted) (Note 15)	45,020	45,082	44,984	45,012
Dividends declared per share	$—	$0.125	$0.25	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216
Stock based compensation	17	—	—	1,133	—	1,133
Net loss	—	—	(35,709)	—	—	(35,709)
Other comprehensive loss	—	—	—	—	(213)	(213)
Balance at September 30, 2019	45,022	$450	$197,281	$534,284	$(3,588)	$728,427

	Three Months Ended September 30, 2018
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2018	44,753	$448	$100,247	$528,421	$(3,447)	$625,669
Stock based compensation	3	—	—	1,404	—	1,404
Net income	—	—	69,512	—	—	69,512
Cash dividends paid ($0.125 per share)	—	—	(5,594)			(5,594)
Other comprehensive income	—	—	—	—	327	327
Balance at September 30, 2018	44,756	$448	$164,165	$529,825	$(3,120)	$691,318

	Nine Months Ended September 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	145	1	—	3,365	—	3,366
Net loss	—	—	(18,265)	—	—	(18,265)
Cash dividends paid ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	493	493
Balance at September 30, 2019	45,022	$450	$197,281	$534,284	$(3,588)	$728,427

	Nine Months Ended September 30, 2018
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2017	44,589	$446	$2,001	$508,010	$(2,661)	$507,796
Equity based compensation	—	—	—	17,487	—	17,487
Stock based compensation	167	2	—	4,328	—	4,330
Net income	—	—	167,758	—	—	167,758
Cash dividends paid ($0.125 per share)	—	—	(5,594)	—	—	(5,594)
Other comprehensive loss	—	—	—	—	(459)	(459)
Balance at September 30, 2018	44,756	$448	$164,165	$529,825	$(3,120)	$691,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(18,265)	$167,758
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Equity based compensation (Note 16)	—	17,487
Stock based compensation	3,367	4,331
Depreciation, depletion, accretion and amortization	88,512	89,718
Amortization of coil tubing strings	1,236	1,473
Amortization of debt origination costs	245	299
Bad debt expense	1,230	(14,543)
Loss (gain) on disposal of property and equipment	245	(185)
Impairment of long-lived assets	6,542	4,769
Inventory obsolescence	1,349	—
Deferred income taxes	(32,183)	6,418
Other	(539)	—
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(33,042)	(132,553)
Receivables from related parties	2,622	8,453
Inventories	1,415	(2,665)
Prepaid expenses and other assets	3,713	1,814
Accounts payable	(27,187)	(5,179)
Payables to related parties	117	24
Accrued expenses and other liabilities	(19,121)	(405)
Income taxes payable	(72,501)	135,578
Net cash (used in) provided by operating activities	(92,245)	282,592

Cash flows from investing activities:
Purchases of property and equipment	(34,637)	(144,898)
Purchases of property and equipment from related parties	(253)	(4,632)
Business acquisitions	—	(14,456)
Contributions to equity investee	(680)	—
Proceeds from disposal of property and equipment	2,491	1,213
Net cash used in investing activities	(33,079)	(162,773)

Cash flows from financing activities:
Borrowings from lines of credit	138,000	77,000
Repayments of lines of credit	(58,000)	(176,900)
Principal payments on financing leases and equipment financing notes	(1,534)	(219)
Dividends paid	(11,219)	(5,594)
Net cash provided by (used in) financing activities	67,247	(105,713)
Effect of foreign exchange rate on cash	50	(51)
Net change in cash and cash equivalents	(58,027)	14,055
Cash and cash equivalents at beginning of period	67,625	5,637
Cash and cash equivalents at end of period	$9,598	$19,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,280	$2,726
Cash paid for income taxes	$116,448	$32,269
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,203	$21,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business
Mammoth Energy Services, Inc. ("Mammoth Inc." or the "Company"), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping and natural sand and proppant services as well as contract land and directional drilling, coil tubing, equipment rental, full service transportation, crude oil hauling and remote accommodation services.

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

On June 29, 2018, Gulfport and MEH Sub LLC ("MEH Sub"), an entity controlled by Wexford (collectively, the "Selling Stockholders"), completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the Selling Stockholders of $38.01 per share. The Selling Stockholders granted the underwriters an option to purchase up to an aggregate of 600,000 additional shares of the Company's common stock at the same purchase price. This option was exercised, in part, and on July 30, 2018, the underwriters purchased an additional 385,000 shares of common stock from the Selling Stockholders at the same price per share. The Selling Stockholders received all proceeds from this offering.

At September 30, 2019 and December 31, 2018, Wexford, Gulfport and Rhino beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At September 30, 2019		At December 31, 2018
	Share Count	% Ownership	Share Count	% Ownership
Wexford	21,992,677	48.8%	21,988,473	49.0%
Gulfport	9,829,548	21.8%	9,826,893	21.9%
Rhino	—	—%	104,100	0.2%
Outstanding shares owned by related parties	31,822,225	70.6%	31,919,466	71.1%
Total outstanding	45,021,461	100.0%	44,876,649	100.0%

Operations

The Company's infrastructure services include electric utility contracting services focused on the construction, upgrade, maintenance and repair of transmission and distribution networks. The Company’s infrastructure services also provide storm repair and restoration services in response to natural disasters including hurricanes and ice or other storm-related damage. The Company's pressure pumping services include equipment and personnel used in connection with the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completion and early production of oil and natural gas wells as well as water transfer services. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company also provides other services, including contract land and directional drilling, coil tubing, equipment rentals, full service transportation, crude oil hauling and remote accommodations.

All of the Company’s operations are in North America. During certain of the periods presented in this report, the Company provided its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or decreases in the current commodity prices for oil and natural gas could have a material effect on the Company’s results of operations and financial condition.

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

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent accounts receivable is recognized in other income when chargeable and collectability is reasonably assured.

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC ("Cobra"), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority ("PREPA") to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and nine months ended September 30, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $5.9 million and $34.9 million, respectively. These amounts are included in other, net on the unaudited condensed consolidated statement of comprehensive (loss) income. On September 30, 2019, the Company filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to the Company by PREPA. PREPA filed a motion to stay the Company's motion on the ground that the ongoing criminal proceedings described in Note 19 below against the former president of Cobra and two other individuals may affect the recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay the Company's motion and directed the parties to file a joint motion addressing specified issues by January 22, 2020 in advance of a status conference to be held on January 29, 2020.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2018 and the nine months ended September 30, 2019 (in thousands):

Balance, January 1, 2018	$21,737
Additions (reductions) charged to bad debt expense	(14,589)
Deductions for uncollectible receivables written off	(1,950)
Balance, December 31, 2018	5,198
Additions charged to bad debt expense	1,230
Deductions for uncollectible receivables written off	(202)
Balance, September 30, 2019	$6,226

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

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $1.2 million and $1.4 million, respectively, for the nine months ended September 30, 2019 and year ended December 31, 2018. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at September 30, 2019 and December 31, 2018 and percentages of total revenues derived for the three and nine months ended September 30, 2019 and 2018:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2019	2018	2019	2018	2019	2018
Customer A(a)	—%	57%	17%	63%	69%	65%
Customer B(b)	15%	6%	22%	9%	2%	3%

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
The Company's primary revenue streams include infrastructure services, pressure pumping services, natural sand proppant services and other services, which includes contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling and remote accommodations services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. See Note 20 for the Company's revenue disaggregated by type.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of September 30, 2019, the Company had deferred revenue totaling $3.0 million related to shortfall payments. This amount is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue totaling $1.3 million and $1.5 million, respectively, related to shortfall payments.

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

Other Services
During the periods presented, the Company also provided contract land and directional drilling, coil tubing, pressure control, flowback, cementing, equipment rentals, full service transportation, crude oil hauling and remote accommodations services, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, January 1, 2018	$15,000
Deduction for recognition of revenue	(15,000)
Increase for deferral of shortfall payments	4,246
Increase for deferral of customer prepayments	58
Balance, December 31, 2018	4,304
Deduction for recognition of revenue	(3,255)
Increase for deferral of shortfall payments	2,735
Increase for deferral of customer prepayments	674
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, September 30, 2019	$3,108

The Company did not have any contract assets as of September 30, 2019 or December 31, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had unsatisfied performance obligations totaling $103.2 million, which will be recognized over the next 2.1 years.

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

Total consideration paid for ARS and the Brim Equipment Assets was $2.7 million and $4.2 million, respectively. The Company used cash on hand to fund the acquisitions.

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

From the acquisition date through December 31, 2018 and for the nine months ended September 30, 2019, ARS and the Brim Equipment Assets provided the following activity (in thousands):

	2019		2018
	ARS	Brim Equipment Assets	ARS	Brim Equipment Assets
Revenues	$1,719	$2,331	$—	$—
Net loss(a)	(328)	(828)	(25)	—
a.    Includes depreciation expense of $0.2 million and $0.02 million, respectively, for ARS for 2019 and 2018 and $0.3 million for the Brim Equipment Assets for 2019.

The following table presents unaudited pro forma information as if the ARS and the Brim Equipment Assets acquisitions had occurred as of January 1, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	ARS	Brim Equipment Assets
Revenues	$2,213	$3,294
Net income	163	1,743

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

From the acquisition date through December 31, 2018 and for the nine months ended September 30, 2019, WTL provided the following activity (in thousands):

	2019	2018
Revenues	$7,251	$7,511
Net loss(a)	(1,462)	(149)
a.    Includes depreciation and amortization expense of $1.7 million and $1.0 million, respectively, for the 2019 and 2018 periods.

The following table presents unaudited pro forma information as if the acquisition of WTL had occurred as of January 1, 2018 (in thousands):

Nine Months Ended September 30, 2018
Revenues	$5,998
Net loss	(8)

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

From the acquisition date through December 31, 2018 and for the nine months ended September 30, 2019, RTS provided the following activity (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Revenues	$2,456	$6,682
Net loss(a)	(5,581)	(3,210)
a.    Includes depreciation expense of $1.7 million and $0.9 million, respectively, for the 2019 and 2018 periods.

The following table presents unaudited pro forma information as if the acquisition of RTS had occurred as of January 1, 2018 (in thousands):

Nine Months Ended September 30, 2018
Revenues	$14,398
Net loss	(1,841)

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations during the third quarter of 2019. As a result, the Company impaired the balance of RTS's goodwill totaling $0.1 million. In addition, the Company wrote-off obsolete inventory totaling $0.2 million.

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

	September 30,	December 31,
	2019	2018
Supplies	$10,035	$12,571
Raw materials	290	199
Work in process	4,601	3,273
Finished goods	2,377	5,259
Total inventories	$17,303	$21,302

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. As a result of this, the Company wrote-off obsolete inventory totaling $1.3 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		September 30,	December 31,
	Useful Life	2019	2018
Assets held and used:
Pressure pumping equipment	3-5 years	$216,610	$208,968
Drilling rigs and related equipment	3-15 years	124,040	122,198
Machinery and equipment	7-20 years	196,006	173,867
Buildings	15-39 years	16,945	16,887
Vehicles, trucks and trailers	5-10 years	135,253	132,337
Coil tubing equipment	4-10 years	29,846	29,128
Land	N/A	13,687	14,235
Land improvements	15 years or life of lease	10,135	9,614
Rail improvements	10-20 years	13,802	13,806
Other property and equipment	3-12 years	14,030	13,614
		770,354	734,654
Deposits on equipment and equipment in process of assembly(a)		7,409	16,865
		777,763	751,519
Less: accumulated depreciation		417,396	337,514
Total assets held and used, net		360,367	414,005

Assets subject to operating leases:
Buildings	15-30 years	30,369	29,493
Helicopters	6 years	4,943	4,937
		35,312	34,430
Less: accumulated depreciation		14,023	11,736
Total assets subject to operating leases, net		21,289	22,694

Total property, plant and equipment, net		$381,656	$436,699

a.
Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the nine months ended September 30, 2019 and 2018, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount and $0.9 million, respectively, and gains on sales of equipment damaged or lost down-hole were a nominal amount and $0.8 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$28,123	$28,052	$84,288	$79,508
Depletion expense	1,339	1,552	3,285	2,979
Amortization expense	277	2,396	844	7,186
Accretion expense	52	15	95	45
Depreciation, depletion, amortization and accretion	$29,791	$32,015	$88,512	$89,718

As a result of market conditions, the Company temporarily shutdown its flowback operations during the third quarter of 2019. As a result, the Company recognized $3.3 million of impairment charges, which is included in impairment of long-lived assets on the unaudited condensed consolidated statements of comprehensive income (loss), for its flowback property and equipment during the three months ended September 30, 2019. Estimated fair value for these assets was determined using significant unobservable inputs (Level 3) based on an income approach.

7.	Intangible Assets and Goodwill
The Company had the following definite lived intangible assets recorded (in thousands):

	September 30,	December 31,
	2019	2018
Customer relationships	$1,980	$2,255
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(547)	(544)
Less: accumulated amortization - trade names	(3,648)	(3,018)
Intangible assets, net	$6,848	$7,756

Amortization expense for intangible assets was $0.8 million and $7.2 million, respectively, for the nine months ended September 30, 2019 and 2018. The original life of customer relationships ranges from 6 to 10 years with a remaining average useful life of 6.4 years. The original life of trade names ranges from 10 to 20 years with a remaining average useful life of 8.4 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Amount
Remainder of 2019	$277
2020	1,107
2021	1,107
2022	1,107
2023	991
Thereafter	2,259
$6,848

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill was $98.1 million and $101.2 million, respectively, at September 30, 2019 and December 31, 2018. Changes in the goodwill for the year ended December 31, 2018 and the nine months ended September 30, 2019 are set forth below (in thousands):

Balance, January 1, 2018	$99,811
Additions:
WTL acquisition	1,567
RTS acquisition	133
ARS acquisition	694
Brim Equipment Assets acquisition	2,243
Impairment	(3,203)
Balance, December 31, 2018	101,245
Impairment	(3,194)
Balance, September 30, 2019	$98,051

During the year ended December 31, 2018, the Company moved Stingray Cementing LLC's ("Cementing") equipment from the Utica shale to the Permian basin. As a result, the Company recognized impairment on Cementing's intangible assets, including goodwill, non-contractual customer relationships and trade name of $3.2 million, $1.0 million and $0.2 million, respectively, which is included in impairment of long-lived assets on the unaudited condensed consolidated statements of comprehensive (loss) income. Cementing's goodwill was measured using an income approach, which provides an estimated fair value based on anticipated cash flows that are discounted using a weighted average cost of capital rate.

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. As a result, the Company recognized impairment of goodwill and non-contractual customer relationships totaling $3.2 million and $0.1 million, respectively, which is included in impairment of long-lived assets on the unaudited condensed consolidated statements of comprehensive (loss) income.

8.	Equity Method Investment
On December 21, 2018, Cobra Aviation and Wexford Investment LLC, a related party, formed a joint venture under the name of Brim Acquisitions to acquire all outstanding equity interest in Brim Equipment for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns one commercial helicopter and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.2 million at September 30, 2019. The investment is included in other non-current assets on the unaudited condensed consolidated balance sheets. The Company recorded an equity method adjustment to its investment of $0.5 million for its share of Brim Acquisitions' income for the nine months ended September 30, 2019, which is included in other, net on the unaudited condensed consolidated statements of comprehensive (loss) income. The Company made additional investments totaling $0.7 million during the nine months ended September 30, 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation, benefits and related taxes	$10,236	$20,898
State and local taxes payable	16,938	18,687
Insurance reserves	3,659	4,678
Deferred revenue	3,108	4,304
Financed insurance premiums	1,728	6,761
Other	4,883	4,324
Total	$40,552	$59,652

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of September 30, 2019 and December 31, 2018, the applicable interest rate associated with financed insurance premiums was 3.45%.

10.	Debt
On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, which amended and restated the Company's prior revolving credit and security agreement dated as of November 25, 2014, as amended prior to October 19, 2018 (the "revolving credit facility"). The revolving credit facility matures on October 19, 2023. Borrowings under the revolving credit facility are secured by the assets of Mammoth Inc., inclusive of certain of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly. On November 5, 2019, the Company entered into a first amendment to the revolving credit facility to amend the interest coverage ratio definition to give accrual treatment to certain cash taxes included in the ratio calculation. As a result, certain cash tax payments that were made in 2019 are now treated as if they were made in 2018, the year in which the income related to such tax payments was actually received.

Outstanding borrowings under the revolving credit facility bear interest at a per annum rate elected by Mammoth Inc. that is equal to an alternate base rate or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum in the case of the alternate base rate, and from 2.00% to 2.50% per annum in the case of LIBOR. The applicable margin depends on the amount of excess availability under this facility.

At September 30, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of available borrowing capacity, after giving effect to $8.7 million of outstanding letters of credit. At December 31, 2018, there were no outstanding borrowings under the revolving credit facility and $175.8 million of borrowing capacity under the facility, after giving effect to $8.4 million of outstanding letters of credit.

The revolving credit facility also contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), maximum leverage ratio (4.0 to 1.0), and a minimum availability covenant ($10 million). As of September 30, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the revolving facility.

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

Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2019.

12.	Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash expenses:
Compensation and benefits	$4,777	$14,864	$16,161	$33,541
Professional services	6,104	3,267	12,827	8,835
Other(a)	1,665	3,701	8,290	9,243
Total cash SG&A expense	12,546	21,832	37,278	51,619
Non-cash expenses:
Bad debt provision(b)	964	(68,333)	1,230	(14,543)
Equity based compensation(c)	—	—	—	17,487
Stock based compensation	913	1,177	2,705	3,751
Total non-cash SG&A expense	1,877	(67,156)	3,935	6,695
Total SG&A expense	$14,423	$(45,324)	$41,213	$58,314

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.
During the three months ended September 30, 2018, the Company received payment for amounts previously reserved in 2017. As a result, during the three months ended September 30, 2018, the Company reversed bad debt expense of $16.0 million recognized in 2017 and $53.6 million of the bad debt expense recognized in the first half of 2018.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level). See Note 16 for additional detail.

13.	Income Taxes
The Company's effective tax rate was (17%) and 51% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 differ from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico. For the nine months ended September 30, 2019, the Company recognized a loss in the United States, which was partially offset by earnings from its operations in Puerto Rico, which has a higher statutory rate compared to the United States. During the nine months ended September 30, 2019, the Company recorded a benefit related to return to provision adjustments, which was partially offset by changes in the valuation allowance. The Company recorded income tax expense of $2.6 million and $174.3 million for the nine months ended September 30, 2019 and 2018, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the requirements set forth in ASC 840, Leases. The Company adopted this standard effective January 1, 2019 utilizing the transition method which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. Accordingly, the comparative information as of December 31, 2018 and for the three and nine months ended September 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. The new guidance requires lessees to report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.

The Company elected the transition practical expedient package whereby an entity was not required to reassess (i) whether any expired or existing contracts are or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of ASC 842 resulted in the recognition of approximately $60.0 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019 and did not materially impact our consolidated statement of comprehensive income for the three and nine months ended September 30, 2019.

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

Lease expense consisted of the following for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$5,278	$16,697
Short-term lease expense	135	498
Finance lease expense:
Amortization of right-of-use assets	312	797
Interest on lease liabilities	55	134
Total lease expense	$5,780	$18,126

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$47,959
Current operating lease liability	17,142
Long-term operating lease liability	30,827
Finance leases:
Property and equipment, net	$5,942
Accrued expenses and other current liabilities	1,465
Other liabilities	4,145

Other supplemental information related to leases for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,222	$16,468
Operating cash flows from finance leases	55	134
Financing cash flows from finance leases	391	1,114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,314	$3,249
Finance leases	2,130	3,721

September 30, 2019
Weighted-average remaining lease term:
Operating leases	3.5 years
Finance leases	4.3 years
Weighted-average discount rate:
Operating leases	4.5%
Finance leases	4.3%

Maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$5,060	$447
2020	17,823	1,563
2021	13,055	1,254
2022	8,949	1,220
2023	4,330	1,214
Thereafter	2,588	441
Total lease payments	51,805	6,139
Less: Present value discount	3,836	529
Present value of lease payments	$47,969	$5,610

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

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $1.7 million and $5.8 million, respectively, during the three and nine months ended September 30, 2019, which is included in service revenue on the unaudited condensed consolidated statement of comprehensive income.

15.	Earnings (Loss) Per Share

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net (loss) income	$(35,709)	$69,512	$(18,265)	$167,758
Weighted average common shares outstanding	45,020	44,756	44,984	44,718
Basic (loss) earnings per share	$(0.79)	$1.55	$(0.41)	$3.75

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net (loss) income	$(35,709)	$69,512	$(18,265)	$167,758
Weighted average common shares, including dilutive effect(a)	45,020	45,082	44,984	45,012
Diluted (loss) earnings per share	$(0.79)	$1.54	$(0.41)	$3.73

a.
No incremental shares of potentially dilutive restricted stock awards were included for the three and nine months ended September 30, 2019 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	64,507	9.87
Vested	(144,812)	25.28
Forfeited	(70,002)	19.16
Unvested shares as of September 30, 2019	283,812	$23.23

As of September 30, 2019, there was $2.1 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 11 months.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.1 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.

18.	Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping LLC (“Pressure Pumping”),

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Muskie Proppant LLC (“Muskie”), Stingray Energy Services LLC (“SR Energy”), Stingray Cementing LLC (“Cementing”), Aquahawk Energy LLC (“Aquahawk”), Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS, Leopard, Cobra and Higher Power Electrical LLC (“Higher Power”) and the following companies are included in Related Party Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”); Double Barrel Downhole Technologies LLC (“DBDHT”); Caliber Investment Group LLC (“Caliber”); Predator Drilling LLC (“Predator”); T&E Flow Services LLC (“T&E”); and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		REVENUES				ACCOUNTS RECEIVABLE
		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2019	2018	2019	2018	2019	2018
Pressure Pumping and Gulfport	(a)	$13,578	$15,540	$84,407	$87,916	$6,231	$8,175
Muskie and Gulfport	(b)	2,924	3,787	26,439	24,980	1,153	1,193
SR Energy and Gulfport	(c)	672	1,743	8,712	13,323	536	1,658
Cementing and Gulfport	(d)	—	977	—	5,853	—	—
Aquahawk and Gulfport	(e)	6	—	828	—	6	—
Panther Drilling and El Toro	(f)	80	509	573	854	80	64
Cobra Aviation/ARS/Leopard and Brim Equipment	(g)	679	—	1,390	—	498	—
Other Relationships		(15)	164	—	685	38	74
		$17,924	$22,720	$122,349	$133,611	$8,542	$11,164

a.	Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	SR Energy provides rental services to Gulfport.

d.	Cementing performed well cementing services for Gulfport.

e.	Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.

f.	Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

g.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2019	2018	2019	2018	2019	2018
		COST OF REVENUE		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	$739	$—	$4,103	$—	$366	$—
Cobra and T&E	(b)	—	1,281	—	4,042	—	—
Higher Power and T&E	(b)	—	144	—	1,603	—	—
Other		35	—	35	—	35	240
		$774	$1,425	$4,138	$5,645	$401	$240

		SELLING, GENERAL AND ADMINISTRATIVE COSTS		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$109	$267	$551	$740	$—	$100
The Company and Caliber	(d)	201	116	589	462	64	3
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	43	—	209	—	—	—
Other		41	54	138	196	8	27
		$394	$437	$1,487	$1,398	$72	$130

		CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	$48	$—	$266	$—	$13	$—
Cobra and T&E	(b)	—	116	—	1,247		—
Higher Power and T&E	(b)	—	187	—	2,960		—
		$48	$303	$266	$4,207	$13	$—
						$486	$370

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

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

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.7 million during the nine months ended September 30, 2019. Wexford Investments is an entity controlled by Wexford, which owns approximately 49% of the Company's outstanding common stock.

19.	Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments
The Company has entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum payments under these obligations in effect at September 30, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$1,007	$5,234
2020	—	20,650
2021	—	656
2022	—	91
2023	—	8
Thereafter	—	—
	$1,007	$26,639

a.
Included in these amounts are sand purchase commitments of $19.5 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $23.1 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $1.8 million as of September 30, 2019.

Letters of Credit
The Company has various letters of credit that were issued under the Company's revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	September 30,	December 31,
	2019	2018
Environmental remediation	$4,182	$3,877
Insurance programs	4,105	4,105
Rail car commitments	455	455
Total letters of credit	$8,742	$8,437

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of September 30, 2019 and December 31, 2018, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of September 30, 2019 and December 31, 2018, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. As of September 30, 2019 and December 31, 2018, accrued claims were $3.7 million and $4.7 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2019 and December 31, 2018, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of September 30, 2019 and December 31, 2018, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. These estimates may change in the near term as actual claims continue to develop. As of September 30, 2019 and December 31, 2018, accrued claims were $2.8 million and $3.2 million, respectively.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of September 30, 2019 and December 31, 2018 and no expense was recognized during the three months ended September 30, 2019 or 2018 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2019 and December 31, 2018, outstanding bid bonds totaled $0.4 million and $3.6 million, respectively, and outstanding performance and payment bonds totaled $40.0 million and $22.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $12.8 million as of September 30, 2019.

Litigation
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

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former President of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. The Company is continuing to cooperate with the related investigation. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential outcome or other potential impacts that the criminal litigation could have

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on the Company. PREPA has stated in court filing that it may contend the alleged criminal activity affects Cobra's entitlement to payment under its contracts with PREPA.
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

On April 16, 2019, a putative class and collective action lawsuit alleging that the Company failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act and Puerto Rico law was filed titled Christopher Williams, individually and on behalf of all others similarly situated vs. Higher Power Electrical, LLC, Cobra Acquisitions LLC and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset, another former Higher Power employee, as the named plaintiff. On July 8, 2019, the defendants moved to dismiss Mr. Zeisset's claims and compel them to arbitration on an individual basis. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of the arbitration proceedings involving Mr. Zeisset and all opt-in plaintiffs. The plaintiff and additional claimants subsequently initiated individual arbitration proceedings which are pending the selection of arbitrators. In a similar matter, in April 2019, the Company received a demand for arbitration from seven individual claimants alleging the Company failed to pay overtime in violation of the Fair Labor Standards Act and Puerto Rico law. Other claimants have subsequently initiated individual arbitration proceedings as well. The Company is evaluating the background facts of these matters and at this time is not able to predict the outcome of these proceedings or whether they will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2019 and August 2019, the Company was served with three class action lawsuits filed in the Western District of Oklahoma, which were later consolidated into a single class action, alleging that several of the Company's filings with the SEC contained material misrepresentations and omissions in violation of federal securities laws. The Company believes these claims are without merit and will vigorously defend the actions. However, the Company continues to evaluate the background facts and at this time is not able to predict the outcome of these lawsuits or whether they will have a material impact on the Company's financial position, results of operations or cash flows.

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the Company against its officers and directors. The lawsuits allege violations of securities laws, breach of fiduciary duties, waste of corporate assets and unjust enrichment. In October 2019, plaintiffs in the two Oklahoma actions voluntarily dismissed those cases, and on October 31, 2019, refiled them as a single derivative action in the District of Delaware. The Company believes these claims are without merit and will vigorously defend the actions. However, the Company continues to evaluate the background facts and at this time is not able to predict the outcome of these lawsuits or whether they will have a material impact on the Company's financial position, results of operations or cash flows.

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a Second Amended Third-Party Petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. Espada Logistics & Security Group, LLC, Espada Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., pending in the 57th Judicial District Court in Bexar County,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Texas. The Petition alleges the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with Espada Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The Company believes these claims are without merit and will vigorously defend the action. However, the Company continues to evaluate the background facts and at this time is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's financial position, results of operations or cash flows.

On September 16, 2019, Cobra filed a lawsuit for breach of contract against Robert Malcolm ("Malcom") alleging that Malcom breached his non-compete and non-solicit obligations contained in the purchase and sale agreement in which Cobra purchased Higher Power from Malcom. On September 16, 2019, the Court entered a Temporary Restraining Order enjoining Malcom from competing against Higher Power and soliciting its customers and employees. On October 25, 2019, the Court entered a Temporary Injunction enjoining Malcom from competing against Higher Power and soliciting its customers and employees until time of trial and set December 18, 2019 as the trial date. Cobra is seeking to permanently enjoin Malcom from competing against Higher Power and soliciting its customers and employees and the damages it incurred as a result of Malcom's breach of his non-compete agreement. On November 3, 2019, Malcom filed his original counter-petition and third-party petition against Cobra, Higher Power, Keith Ellison and Arty Straehla alleging, among other things, breach of contract, conversion, unjust enrichment, tortious interference, retaliation, civil rico violations and conspiracy. The Company believes these claims are without merit and will vigorously defend the action. However, at this time the Company is not able to predict the outcome of the lawsuit or whether it will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the nine months ended September 30, 2019 and 2018, the Company paid $2.7 million and $4.5 million, respectively, in contributions to the plan.

20.	Reporting Segments
The Company principally provides electric infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers. As of September 30, 2019, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to three reportable segments including infrastructure services ("Infrastructure"), pressure pumping services ("Pressure Pumping") and natural sand proppant services ("Sand").

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

Prior to the year ended December 31, 2018, the Company had four reportable segments, including infrastructure services, pressure pumping services, natural sand proppant services and contract land and directional drilling services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2018, the Company changed its reportable segment presentation in 2018, as it determined based upon both a quantitative and qualitative basis that the contract land and directional drilling services segment is not of continuing significance for accounting reporting purposes. The Company now includes the results of the entities previously included in the contract land and directional drilling services segment in the reconciling column titled "All Other" in the tables below. The results below for the three and nine months ended September 30, 2018 have been retroactively adjusted to reflect this change.

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

During the periods presented, the Company also provided contract land and directional drilling services, coil tubing services, flowback services, cementing services, acidizing services, equipment rental services, full service transportation, crude oil hauling services and remote accommodation services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column labeled "All Other" in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three months ended September 30, 2019	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$37,289	$43,887	$12,634	$19,607	$—	$113,417
Intersegment revenues	—	725	5,727	367	(6,819)	—
Total revenue	37,289	44,612	18,361	19,974	(6,819)	113,417
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	36,940	33,059	18,547	22,588	—	111,134
Intersegment cost of revenues	—	6,054	326	439	(6,819)	—
Total cost of revenue	36,940	39,113	18,873	23,027	(6,819)	111,134
Selling, general and administrative	7,322	3,669	1,314	2,118	—	14,423
Depreciation, depletion, amortization and accretion	7,953	10,176	4,022	7,640	—	29,791
Impairment of long-lived assets	—	—	—	6,542	—	6,542
Operating (loss) income	(14,926)	(8,346)	(5,848)	(19,353)	—	(48,473)
Interest expense, net	599	316	43	440	—	1,398
Other (income) expense, net	(6,239)	(3)	99	(225)	—	(6,368)
(Loss) income before income taxes	$(9,286)	$(8,659)	$(5,990)	$(19,568)	$—	$(43,503)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended September 30, 2018	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$237,052	$93,360	$18,742	$34,889	$—	$384,043
Intersegment revenues	—	809	18,268	781	(19,858)	—
Total revenue	237,052	94,169	37,010	35,670	(19,858)	384,043
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	128,267	55,490	29,470	34,338	—	247,565
Intersegment cost of revenues	37	19,002	546	263	(19,848)	—
Total cost of revenue	128,304	74,492	30,016	34,601	(19,848)	247,565
Selling, general and administrative	(54,200)	4,508	1,618	2,750	—	(45,324)
Depreciation, depletion, amortization and accretion	6,591	12,720	4,184	8,520	—	32,015
Impairment of long-lived assets	—	143	—	4,439	—	4,582
Operating income (loss)	156,357	2,306	1,192	(14,640)	(10)	145,205
Interest expense, net	159	150	37	112	—	458
Other expense, net	181	2	199	18	—	400
Income (loss) before income taxes	$156,017	$2,154	$956	$(14,770)	$(10)	$144,347

Nine months ended September 30, 2019	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$187,831	$217,456	$66,820	$85,268	$—	$557,375
Intersegment revenues	—	3,936	29,795	1,610	(35,341)	—
Total revenue	187,831	221,392	96,615	86,878	(35,341)	557,375
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	140,768	157,106	81,475	88,871	—	468,220
Intersegment cost of revenues	1	31,388	2,513	1,499	(35,401)	—
Total cost of revenue	140,769	188,494	83,988	90,370	(35,401)	468,220
Selling, general and administrative	19,874	9,544	4,214	7,581	—	41,213
Depreciation, depletion, amortization and accretion	23,490	30,244	11,423	23,355	—	88,512
Impairment of long-lived assets	—	—	—	6,542	—	6,542
Operating income (loss)	3,698	(6,890)	(3,010)	(40,970)	60	(47,112)
Interest expense, net	1,024	965	145	1,338	—	3,472
Other (income) expense, net	(35,108)	5	67	92	—	(34,944)
Income (loss) before income taxes	$37,782	$(7,860)	$(3,222)	$(42,400)	$60	$(15,640)

Nine months ended September 30, 2018	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
Revenue from external customers	$922,761	$290,272	$92,684	$106,169	$—	$1,411,886
Intersegment revenues	—	6,441	48,186	4,974	(59,601)	—
Total revenue	922,761	296,713	140,870	111,143	(59,601)	1,411,886
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	532,532	183,695	97,917	99,350	—	913,494
Intersegment cost of revenues	2,582	50,578	5,851	590	(59,601)	—
Total cost of revenue	535,114	234,273	103,768	99,940	(59,601)	913,494
Selling, general and administrative	17,437	27,993	5,049	7,835	—	58,314
Depreciation, depletion, amortization and accretion	13,092	40,535	10,381	25,710	—	89,718
Impairment of long-lived assets	—	143	—	4,626	—	4,769
Operating income (loss)	357,118	(6,231)	21,672	(26,968)	—	345,591
Interest expense, net	341	995	193	1,125	—	2,654
Other expense, net	513	94	222	85	—	914
Income (loss) before income taxes	$356,264	$(7,320)	$21,257	$(28,178)	$—	$342,023

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Infrastructure	Pressure Pumping	Sand	All Other	Eliminations	Total
As of September 30, 2019:
Total assets	$427,798	$212,882	$197,196	$115,807	$69,406	$1,023,089
Goodwill	$3,828	$86,043	$2,684	$5,496	$—	$98,051
As of December 31, 2018:
Total assets	$366,457	$254,278	$177,870	$122,442	$152,044	$1,073,091
Goodwill	$3,828	$86,043	$2,684	$8,690	$—	$101,245

21.	Subsequent Events
Subsequent to September 30, 2019, the Company ordered additional capital equipment with aggregate commitments of $4.7 million, the majority of which relates to pressure pumping equipment expected to be purchased in 2020.

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

Overview

We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, pressure pumping services, natural sand proppant services and other energy services, including contract land and directional drilling, coil tubing, equipment rental, full service transportation, crude oil hauling and remote accommodations. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provides hydraulic fracturing and water transfer services. Our natural sand proppant services division mines, processes and sells proppant used for hydraulic fracturing. In addition to these service divisions, we also provide contract land and directional drilling services, coil tubing services, pressure control services, equipment rentals, full service transportation, crude oil hauling services and remote accommodations. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

Our transformation into an industrial based company is progressing. We recently formed an infrastructure engineering company focused on the transmission and distribution industry and also commenced oilfield equipment manufacturing operations. The startup of oilfield equipment manufacturing operations enables us to repair our existing equipment in-house, as well as manufacture certain new equipment we may need in the future. The oilfield equipment manufacturing operations will initially serve our internal needs for our water transfer and equipment rental businesses, but we intend to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

Third Quarter 2019 Highlights and Recent Developments

•	Net loss of $35.7 million, or $0.79 per diluted share, for the three months ended September 30, 2019.

•	Adjusted EBITDA of ($3.8) million for the three months ended September 30, 2019. See "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

•	Formed an infrastructure engineering company focused on the transmission and distribution industry and commenced oilfield equipment manufacturing operations.

Industry Overview

Energy Infrastructure Industry

In 2017, we expanded into the electric infrastructure business, offering both commercial and storm restoration services to government-funded utilities, private utilities, public investor owned utilities and cooperatives. Since we commenced operations in this line of business, substantially all of our infrastructure revenues has been generated from storm restoration work, primarily from the Puerto Rico Electric Power Authority, or PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a new one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019.

As of September 30, 2019, PREPA owed us approximately $227.0 million for services performed excluding $34.9 million of interest charged on these delinquent balances as of September 30, 2019. See Note 2. Basis of Presentation and Significant Accounting Policies-Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA. PREPA filed a motion to stay our motion on the ground that the ongoing criminal proceedings described below against the former president of Cobra and two other individuals may affect our recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay our motion and directed the parties to file a joint motion addressing specified issues by January 22, 2020 in advance of a status conference to be held on January 29, 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential outcome or other potential impacts that the criminal litigation could have on us. Further, as noted above, our contracts with PREPA have concluded and there can be no assurance that we will be able to obtain one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Since the completion of our work in Puerto Rico on March 31, 2019, we have focused on right-sizing our infrastructure operations and performing required maintenance on our equipment which had been subjected to harsh working conditions. We expect this process, with its associated costs, to be completed during the fourth quarter of 2019.

Demand for our infrastructure services in the continental United States has increased since we began operations in 2017. We had a total of approximately 140 crews as of September 30, 2019, as compared to approximately 105 at December 31, 2018 and approximately 50 at December 31, 2017. Each distribution crew generally consists of five employees. These distribution crews, which now include many of the employees previously located in Puerto Rico, are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. We believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

As of September 30, 2019, our infrastructure services backlog was approximately $510 million, all of which is attributable to operations in the continental United States. Estimated backlog for our infrastructure services represents the amount of revenue we expect to realize over the next 36 months from future work on uncompleted construction projects, including new contracts under which work has not begun. Our estimated backlog also includes amounts payable to us under master service and other service agreements. Estimated infrastructure services backlog for work under master service and other service agreements is determined based on historical trends, experience from similar projects and estimates of customer demand based on communications with our customers.

Approximately $496 million of our infrastructure services backlog as of September 30, 2019 is attributable to amounts under master service or other service agreements pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for our infrastructure services backlog can be subject to change as a result of our delays, customer delays, regulatory delays or other factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements or other service agreements due to changes in our customers’ spending plans, market volatility, governmental funding and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by oil and natural gas prices. Over the past several years, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. During early 2017, oil prices stabilized around the $50 per barrel level and started a gradual upward trend which continued into the fourth quarter of 2018, when oil prices peaked at $76.41 on October 3, 2018. Due to certain factors related to world politics and major oil producers, the price of oil experienced a sharp decline during the fourth quarter of 2018, with prices falling to a low of $42.53 on December 24, 2018. Oil prices stabilized in early 2019 and started an upward trend reaching a high of $66.30 per barrel on April 23, 2019. Throughout the third quarter of 2019, oil prices fluctuated between $51.09 and $62.90, averaging $56.33 per barrel.

We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2018 which accelerated in the fourth quarter of 2018 as a result of softening of oil prices and budget exhaustion by our customers. With the rebound in commodity prices in early 2019 and the resetting of budgets for the new year, we saw demand for our pressure pumping services increase in the first quarter of 2019. However, utilization rates for our pressure pumping and other oilfield services started to decline in the second quarter of 2019 and pricing remained challenging. These utilization and pricing trends continued during the third quarter of 2019. If commodity prices remain at current levels or increase, the capital expenditures of our customers have the potential to increase from current levels as additional cash flows are realized. If this were to occur, we would expect an increase in demand for our services and products, particularly in our completion and production, natural sand proppant and contract land and directional drilling businesses. However, even if an increase in demand were to occur, it may not result in an increase in, or a continuation of, current pricing as many of the oilfield services we provide are oversupplied. Decreases in commodity prices, however, would be expected to result in a reduction in the capital expenditures of our customers and reduce the demand and pricing for our drilling, completion and other products and services.

During the first nine months of 2019, we experienced lower utilization rates and pricing for our oil and natural gas services, including our pressure pumping, contract drilling, coil tubing and directional drilling equipment and services, as compared to the same period of 2018. Further, in response to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations. Based on current feedback from our exploration and production customers, we expect them to take a cautious approach to activity levels in the fourth quarter of 2019 given the recent volatility in oil prices, investor sentiment calling for activities to remain within or below cash flows and budget exhaustion. Accordingly, we do not anticipate material changes in the overall pricing for our products and services in the near term. We intend to closely monitor our cost structure in response to market conditions. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. The termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable levels of service from other customers, could result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operation and cash flow.

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

Over the past 24 months, several new suppliers entered the market and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion caused the frac sand market to become oversupplied, particularly in finer grades. As a result, pricing for certain grades has fallen significantly from the peaks experienced during the first half of 2018. This price degradation has resulted in the temporary closure of several Northern White plants. We believe that the coarseness, conductivity, sphericity, acid-solubility and crush-resistant properties of our Northern White sand reserves and our transportation infrastructure afford us an advantage over many of our competitors and make us one of a select group of Northern White sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America.

During the nine months ended September 30, 2018, constraints in the rail system adversely impacted frac sand deliveries from our Taylor sand facility in Jackson County, Wisconsin. As a result, we estimate production at our Taylor facility was 31% lower during the nine months ended September 30, 2018 than it would have been in the absence of these constraints. These rail system constraints were largely alleviated by the end of 2018. Production at our Piranha facility was not impacted by these rail constraints.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at 10% to 20% capacity. Our contracted capacity has provided a strong baseline of business, which has kept our Taylor and Piranha plants operating and our costs low. Our blended production costs have declined 28% from $16.37 during the nine months ended September 30, 2018 to $11.84 during the nine months ended September 30, 2019.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Revenue:
Infrastructure services	$37,289	$237,052
Pressure pumping services	44,612	94,169
Natural sand proppant services	18,361	37,010
Other services	19,974	35,670
Eliminations	(6,819)	(19,858)
Total revenue	113,417	384,043

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,947 and $6,582, respectively, for the three months ended September 30, 2019 and 2018)	36,940	128,304
Pressure pumping services (exclusive of depreciation and amortization of $10,165 and $12,711, respectively, for the three months ended September 30, 2019 and 2018)	39,113	74,492
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,019 and $4,183, respectively, for the three months ended September 30, 2019 and 2018)	18,873	30,016
Other services (exclusive of depreciation and amortization of $7,637 and $8,517, respectively, for the three months ended September 30, 2019 and 2018)	23,027	34,601
Eliminations	(6,819)	(19,848)
Total cost of revenue	111,134	247,565
Selling, general and administrative expenses	14,423	(45,324)
Depreciation, depletion, amortization and accretion	29,791	32,015
Impairment of long-lived assets	6,542	4,582
Operating (loss) income	(48,473)	145,205
Interest expense, net	(1,398)	(458)
Other income (expense), net	6,368	(400)
(Loss) income before income taxes	(43,503)	144,347
(Benefit) provision for income taxes	(7,794)	74,835
Net (loss) income	$(35,709)	$69,512

Revenue. Revenue for the three months ended September 30, 2019 decreased $271 million, or 70%, to $113 million from $384 million for the three months ended September 30, 2018. The decrease in total revenue is primarily attributable to decreases in infrastructure services and pressure pumping services revenue of $200 million and $49 million, respectively, during the three months ended September 30, 2019.

Revenue derived from related parties was $18 million, or 16% of our total revenues, for the three months ended September 30, 2019 and $23 million, or 6% of our total revenue, for the three months ended September 30, 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $200 million, or 84%, to $37 million for the three months ended September 30, 2019 from $237 million for the three months ended September 30, 2018 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above. Revenue from operations in the continental United States increased $20 million, or 118%, to $37 million for the three months ended September 30, 2019 from $17 million for the three months ended September 30, 2018.

Pressure Pumping Services. Pressure pumping services division revenue decreased $49 million, or 52%, to $45 million for the three months ended September 30, 2019 from $94 million for the three months ended September 30, 2018. Revenue derived from related parties was $14 million, or 31% of total pressure pumping revenue, for the three months ended September 30, 2019 compared to $16 million, or 17% of total pressure pumping revenue, for the three months ended September 30, 2018. All of our related party revenue is derived from Gulfport. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, totaled $1 million for each of the three months ended September 30, 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in utilization. The number of stages completed decreased 51% from 1,594 for the three months ended September 30, 2018 to 783 for the three months ended September 30, 2019. An average of 1.2 of our fleets were active for the three months ended September 30, 2019 as compared to an average of 3.5 fleets for the three months ended September 30, 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $19 million, or 51%, to $18 million for the three months ended September 30, 2019, from $37 million for the three months ended September 30, 2018. Revenue derived from related parties was $3 million, or 17% of total sand revenue, for the three months ended September 30, 2019 and $4 million, or 10% of total sand revenue, for the three months ended September 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $6 million, or 33% of total sand revenue, for the three months ended September 30, 2019 and $18 million, or 49% of total sand revenue, for the three months ended September 30, 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 29% decline in average price per ton of sand sold from $37.88 per ton during the three months ended September 30, 2018 to $26.84 per ton during the three months ended September 30, 2019, as well as a 24% decrease in tons of sand sold from 598,438 tons for the three months ended September 30, 2018 to 456,471 tons for the three months ended September 30, 2019.

Other Services. Other revenue, consisting of revenue derived from our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling and remote accommodation businesses, decreased $16 million, or 44%, to $20 million for the three months ended September 30, 2019 from $36 million for the three months ended September 30, 2018. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was $1 million, or 5% of total other revenue, for the three months ended September 30, 2019 and $3 million, or 8% of total other revenue, for the three months ended September 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping and infrastructure segments, was a nominal amount and $1 million for the three months ended September 30, 2019 and 2018.

The decrease in our other services revenue was primarily due to declines in utilization for our contract land drilling, directional drilling, rig hauling and crude oil hauling businesses. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the three months ended September 30, 2019 resulting in a decline in revenue. These decreases were partially offset by an increase in activity for our equipment rental business. An average of 541 pieces of equipment were rented during the three months ended September 30, 2019, an increase of 42% from an average of 381 pieces of equipment rented during the three months ended September 30, 2018

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $137 million from $248 million, or 64% of total revenue, for the three months ended September 30, 2018 to $111 million, or 98% of total revenue, for the three months ended September 30, 2019. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $91 million, or 71%, to $37 million for the three months ended September 30, 2019 from $128 million for the three months ended September 30, 2018. The decrease is due to the conclusion on March

31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, was 99% and 54% for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily due to increased labor costs and repairs and maintenance expense as a percentage of revenue.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $35 million, or 47%, to $39 million for the three months ended September 30, 2019 from $74 million for the three months ended September 30, 2018 primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $10 million and $13 million for the three months ended September 30, 2019 and 2018, respectively, was 88% and 79% for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily due to a decline in utilization.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $11 million, or 37%, to $19 million for the three months ended September 30, 2019 from $30 million for the three months ended September 30, 2018, primarily due to a decline in cost of goods sold as a result of a 24% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $4 million for each of the three months ended September 30, 2019 and 2018, respectively, was 103% and 81% for the three months ended September 30, 2019 and 2018, respectively. The increase in cost as a percentage of revenue is primarily due to a 29% decline in average price per ton of sand sold.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $12 million, or 34%, to $23 million for the three months ended September 30, 2019 from $35 million for the three months ended September 30, 2018, primarily due to declines in cost of revenue for our contract land drilling, directional drilling, crude oil hauling and rig hauling businesses as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the three months ended September 30, 2019 resulting in a decline in cost of revenue. These declines were partially offset by an increase in costs for our equipment rental business. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $9 million for the three months ended September 30, 2019 and 2018, respectively, was 115% and 97% for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily the result declines in utilization for our contract land drilling, directional drilling, crude oil hauling and rig hauling businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Cash expenses:
Compensation and benefits	$4,777	$14,864
Professional services	6,104	3,267
Other(a)	1,665	3,701
Total cash SG&A expense	12,546	21,832
Non-cash expenses:
Bad debt provision(b)	964	(68,333)
Stock based compensation	913	1,177
Total non-cash SG&A expense	1,877	(67,156)
Total SG&A expense	$14,423	$(45,324)

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.
During the three months ended September 30, 2018, we received payment for amounts previously reserved in 2017. As a result, during the three months ended September 30, 2018, we reversed bad debt expense of $16.0 million recognized in 2017 and $53.6 million of the bad debt expense recognized in the first half of 2018.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $2 million, or 6%, to $30 million for the three months ended September 30, 2019 from $32 million for the three months ended September 30, 2018. The decrease is primarily attributable to a decline in intangible asset amortization expense.

Impairment of Long-Lived Assets.     During the three months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on intangible assets, including goodwill, and $3 million on fixed assets during the three months ended September 30, 2019. We recorded an impairment of $5 million on various intangible assets during the three months ended September 30, 2018 related to the movement of certain cementing equipment from the Utica shale to the Permian basin.

Operating Income. Operating income decreased $193 million to an operating loss of $48 million for the three months ended September 30, 2019 from operating income of $145 million for the three months ended September 30, 2018. The decrease was primarily due to a $171 million decline in operating income for our infrastructure services division due to a decline in activity.

Interest Expense, Net. Interest expense, net increased $1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in average borrowings outstanding.

Other Income, Net. Other income, net increased $7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the recognition of interest on trade account receivable totaling $6 million pursuant to the terms of our contracts with PREPA.

Income Taxes. We recorded an income tax benefit of $8 million on pre-tax loss of $44 million for the three months ended September 30, 2019 compared to income tax expense of $75 million on pre-tax income of $144 million for the three months ended September 30, 2018. Our effective tax rate was 18% and 52%, respectively, for the three months ended September 30, 2019 and 2018. The decline in effective tax rate is primarily due to lower earnings in Puerto Rico during the three months ended September 30, 2019, which has a higher tax rate than the United States.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Revenue:
Infrastructure services	$187,831	$922,761
Pressure pumping services	221,392	296,713
Natural sand proppant services	96,615	140,870
Other services	86,878	111,143
Eliminations	(35,341)	(59,601)
Total revenue	557,375	1,411,886

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $23,471 and $13,071, respectively, for the nine months ended September 30, 2019 and 2018)	140,769	535,114
Pressure pumping services (exclusive of depreciation and amortization of $30,211 and $40,508, respectively, for the nine months ended September 30, 2019 and 2018)	188,494	234,273
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $11,414 and $10,376, respectively, for the nine months ended September 30, 2019 and 2018)	83,988	103,768
Other services (exclusive of depreciation and amortization of $23,346 and $25,704, respectively, for the nine months ended September 30, 2019 and 2018)	90,370	99,940
Eliminations	(35,401)	(59,601)
Total cost of revenue	468,220	913,494
Selling, general and administrative expenses	41,213	58,314
Depreciation, depletion, amortization and accretion	88,512	89,718
Impairment of long-lived assets	6,542	4,769
Operating (loss) income	(47,112)	345,591
Interest expense, net	(3,472)	(2,654)
Other income (expense), net	34,944	(914)
(Loss) income before income taxes	(15,640)	342,023
Provision (benefit) for income taxes	2,625	174,265
Net (loss) income	$(18,265)	$167,758

Revenue. Revenue for the nine months ended September 30, 2019 decreased $855 million, or 61%, to $557 million from $1.4 billion for the nine months ended September 30, 2018. The decrease in total revenue is primarily attributable to a $735 million decline in infrastructure services revenue as well as a $76 million decline in pressure pumping services revenue.

Revenue derived from related parties was $122 million, or 22% of our total revenue, for the nine months ended September 30, 2019 and $134 million, or 9% of our total revenue, for the nine months ended September 30, 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $735 million, or 80%, to $188 million for the nine months ended September 30, 2019 from $923 million for the nine months ended September 30, 2018 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For the nine months ended September 30, 2019, we generated 51% of total infrastructure services revenue from our contracts with PREPA compared to 96% for the nine months ended September 30, 2018. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above. Revenue from operations in the continental United States increased $53 million, or 139%, to $91 million for the nine months ended September 30, 2019 from $38 million for the nine months ended September 30, 2018.

Pressure Pumping Services. Pressure pumping services division revenue decreased $76 million, or 26%, to $221 million for the nine months ended September 30, 2019 from $297 million for the nine months ended September 30, 2018. Revenue derived from related parties was $85 million, or 38% of total pressure pumping revenue, for the nine months ended September 30, 2019 compared to $88 million, or 30% of total pressure pumping revenue, for the nine months ended September 30, 2018. Substantially all of our related party revenue is derived from Gulfport. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $4 million and $6 million, respectively, for the nine months ended September 30, 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in utilization. The number of stages completed decreased 14% to 4,389 for the nine months ended September 30, 2019 from 5,081 for the nine months ended September 30, 2018. An average of 2.0 of six fleets were active for the nine months ended September 30, 2019 as compared to an average of 3.9 fleets for the nine months ended September 30, 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $44 million, or 31%, to $97 million for the nine months ended September 30, 2019, from $141 million for the nine months ended September 30, 2018. Revenue derived from related parties was $26 million, or 27% of total sand revenue, for the nine months ended September 30, 2019 and $25 million, or 18% of total sand revenue, for the nine months ended September 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $30 million, or 31% of total sand revenue, for the nine months ended September 30, 2019 and $48 million, or 34% of total sand revenue, for the nine months ended September 30, 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 29% decline in average sales price per ton of sand sold from $42.08 per ton during the nine months ended September 30, 2018 to $30.08 per ton during the nine months ended September 30, 2019, as well as an 8% decrease in tons of sand sold from approximately 2.1 million tons for the nine months ended September 30, 2018 to approximately 1.9 million tons for the nine months ended September 30, 2019.

Other Services. Other revenue, consisting of revenue derived from our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling and remote accommodation businesses, decreased $24 million, or 22%, to $87 million for the nine months ended September 30, 2019 from $111 million for the nine months ended September 30, 2018. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $9 million, or 10% of total other revenue, for the nine months ended September 30, 2019 and $21 million, or 19% of total other revenue, for the nine months ended September 30, 2018. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $2 million and $5 million, respectively, for the nine months ended September 30, 2019 and 2018.

The decrease in our other services revenue was primarily due to declines in utilization for our contract land drilling, coil tubing and directional drilling businesses. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the three months ended September 30, 2019 resulting in a decline in revenue. These declines were partially offset by an increase in activity for our equipment rental business and increased crude oil hauling revenues due to the acquisition of WTL in the second quarter of 2018. An average of 587 pieces of equipment were rented during the nine months ended September 30, 2019, an increase of 64% from an average of 359 pieces of equipment rented during the nine months ended September 30, 2018.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $445 million from $913 million, or 65% of total revenue, for the nine months ended September 30, 2018 to $468 million, or 84% of total revenue, for the nine months ended September 30, 2019. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $394 million, or 74%, to $141 million for the nine months ended September 30, 2019 from $535 million for the nine months ended September 30, 2018. The decrease is primarily due to the conclusion on

March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $23 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively, was 75% and 58% for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily due to increased labor and repairs and maintenance costs as a percentage of revenue.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $46 million, or 20%, to $188 million for the nine months ended September 30, 2019 from $234 million for the nine months ended September 30, 2018. The decrease was primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $30 million and $41 million for the nine months ended September 30, 2019 and 2018, respectively, was 85% and 79% for the nine months ended September 30, 2019 and 2018, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $20 million, or 19%, from $104 million for the nine months ended September 30, 2018 to $84 million for the nine months ended September 30, 2019, primarily due to a decline in cost of goods sold as a result of a decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $11 million and $10 million for the nine months ended September 30, 2019 and 2018, respectively, was 87% and 74% for the nine months ended September 30, 2019 and 2018, respectively. The increase in cost as a percentage of revenue is primarily due to a decline in average price per ton of sand sold.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $10 million, or 10%, from $100 million for the nine months ended September 30, 2018 to $90 million for the nine months ended September 30, 2019, primarily due to a decline in costs for our contract land drilling, coil tubing and directional drilling businesses as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the three months ended September 30, 2019 resulting in a decline in cost of revenue. These declines were partially offset by an increase in costs for our equipment rental business and crude oil hauling business. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $23 million and $26 million for the nine months ended September 30, 2019 and 2018, respectively, was 104% and 90% for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily the result of a decline in utilization in our contract land drilling, coil tubing, cementing and directional drilling businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash expenses:
Compensation and benefits	$16,161	$33,541
Professional services	12,827	8,835
Other(a)	8,290	9,243
Total cash SG&A expense	37,278	51,619
Non-cash expenses:
Bad debt provision(b)	1,230	(14,543)
Equity based compensation(c)	—	17,487
Stock based compensation	2,705	3,751
Total non-cash SG&A expense	3,935	6,695
Total SG&A expense	$41,213	$58,314

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.
During the nine months ended September 30, 2018, we received payment for amounts previously reserved in 2017. As a result, during the nine months ended September 30, 2018, we reversed bad debt expense of $16.0 million recognized in 2017.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1 million to $89 million for the nine months ended September 30, 2019 from $90 million for the nine months ended September 30, 2018. The decrease is primarily attributable to a decline in intangible asset amortization expense, which was partially offset by an increase in depreciation expense as a result of additional property and equipment purchases.

Impairment of Long-Lived Assets.     During the nine months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on intangible assets, including goodwill, and $3 million on fixed assets during the nine months ended September 30, 2019. We recorded an impairment of $5 million on various intangible assets during the nine months ended September 30, 2018 related to the movement of certain cementing equipment from the Utica shale to the Permian basin.

Operating Income (Loss). Operating income decreased $393 million to an operating loss of $47 million for the nine months ended September 30, 2019 from operating income of $346 million for the nine months ended September 30, 2018. The decrease was primarily due to a $353 million decline in operating income for our infrastructure services division due to a decline in activity as well as a $25 million decline in operating income for our natural sand proppant services division due to a decrease in pricing.

Interest Expense, Net. Interest expense, net increased $1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in average borrowings outstanding.

Other Expense, Net. Other income, net increased $36 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the recognition of interest on trade account receivable totaling $35 million pursuant to the terms of our contracts with PREPA.

Income Taxes. We recorded income tax expense of $3 million on pre-tax loss of $16 million for the nine months ended September 30, 2019 compared to $174 million on pre-tax income of $342 million for the nine months ended September 30, 2018. Our effective tax rate was (17%) for the nine months ended September 30, 2019 compared to 51% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we recognized a loss in the United States, which was partially offset by earnings from our operations in Puerto Rico, which has a higher statutory rate compared to the United States. During the nine months ended September 30, 2019, we recorded a benefit related to return to provision adjustments, which was partially offset by changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, accretion and amortization, impairment of long-lived assets, inventory obsolescence charges, acquisition related costs, public offering costs, equity based compensation, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2019	2018	2019	2018
Net (loss) income	$(35,709)	$69,512	$(18,265)	$167,758
Depreciation, depletion, accretion and amortization expense	29,791	32,015	88,512	89,718
Impairment of long-lived assets	6,542	4,582	6,542	4,769
Inventory obsolescence charges	1,349	—	1,349	—
Acquisition related costs	—	99	45	130
Public offering costs	—	260	—	991
Equity based compensation	—	—	—	17,487
Stock based compensation	1,134	1,415	3,367	4,331
Interest expense, net	1,398	458	3,472	2,654
Other (income) expense, net	(6,368)	400	(34,944)	914
Interest on trade accounts receivable	5,896	—	34,865	—
(Benefit) provision for income taxes	(7,794)	74,835	2,625	174,265
Adjusted EBITDA	$(3,761)	$183,576	$87,568	$463,017

Infrastructure Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2019	2018	2019	2018
Net (loss) income	$(10,763)	$78,405	$31,113	$178,064
Depreciation and amortization expense	7,953	6,591	23,490	13,092
Acquisition related costs	—	—	12	(4)
Public offering costs	—	123	—	483
Stock based compensation	217	555	688	1,618
Interest expense	599	159	1,024	341
Other (income) expense, net	(6,239)	181	(35,108)	513
Interest on trade accounts receivable	5,896	—	34,865	—
Provision for income taxes	1,477	77,612	6,670	178,200
Adjusted EBITDA	$(860)	$163,626	$62,754	$372,307

Pressure Pumping Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2019	2018	2019	2018
Net (loss) income	$(8,659)	$2,154	$(7,860)	$(7,320)
Depreciation and amortization expense	10,176	12,720	30,244	40,535
Impairment of long-lived assets	—	143	—	143
Acquisition related costs	—	6	18	39
Public offering costs	—	62	—	264
Equity based compensation	—	—	—	17,487
Stock based compensation	503	423	1,402	1,294
Interest expense	316	150	965	995
Other (income) expense, net	(3)	2	5	94
Adjusted EBITDA	$2,333	$15,660	$24,774	$53,531

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2019	2018	2019	2018
Net (loss) income	$(5,990)	$956	$(3,222)	$21,257
Depreciation, depletion, accretion and amortization expense	4,022	4,184	11,423	10,381
Acquisition related costs	—	—	8	(38)
Public offering costs	—	49	—	144
Stock based compensation	216	211	656	602
Interest expense	43	37	145	193
Other expense, net	99	199	67	222
Adjusted EBITDA	$(1,610)	$5,636	$9,077	$32,761

Other Services(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net loss:	2019	2018	2019	2018
Net loss	$(10,297)	$(11,993)	$(38,356)	$(24,243)
Depreciation and amortization expense	7,640	8,520	23,355	25,710
Impairment of long-lived assets	6,542	4,439	6,542	4,626
Inventory obsolescence charges	1,349	—	1,349	—
Acquisition related costs	—	93	7	133
Public offering costs	—	26	—	100
Stock based compensation	198	226	621	817
Interest expense, net	440	112	1,338	1,125
Other (income) expense, net	(225)	18	92	85
Benefit for income taxes	(9,271)	(2,777)	(4,045)	(3,935)
Adjusted EBITDA	$(3,624)	$(1,336)	$(9,097)	$4,418

a.
Includes results for our contract land and directional drilling, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling and remote accommodations services and corporate related activities. Our corporate related activities do not generate revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(35,709)	$69,512	$(18,265)	$167,758
Equity based compensation	—	—	—	17,487
Adjusted net (loss) income	$(35,709)	$69,512	$(18,265)	$185,245

Basic (loss) earnings per share, as reported	$(0.79)	$1.55	$(0.41)	$3.75
Equity based compensation	—	—	—	0.39
Adjusted basic (loss) earnings per share	$(0.79)	$1.55	$(0.41)	$4.14

Diluted (loss) earnings per share, as reported	$(0.79)	$1.54	$(0.41)	$3.73
Equity based compensation	—	—	—	0.39
Adjusted diluted (loss) earnings per share	$(0.79)	$1.54	$(0.41)	$4.12

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

As of September 30, 2019, we had outstanding borrowings under our revolving credit facility of $80 million and $96 million of available borrowing capacity under this facility, after giving effect to $9 million of outstanding letters of credit.

The following table summarizes our liquidity for the periods indicated (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$9,598	$67,625
Revolving credit facility availability	184,809	184,233
Less long-term debt	(80,000)	—
Less letter of credit facilities (environmental remediation)	(4,182)	(3,877)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	275,922	148,108
Total	$381,587	$391,529

a.
Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $128 million and cash and cash equivalents of $10 million from total current assets of $413 million as of September 30, 2019. As of December 31, 2018, net working capital (less cash) is calculated by subtracting total current liabilities of $234 million and cash and cash equivalents of $68 million from total current assets of $450 million.

At November 5, 2019, we had cash on hand of $10 million and outstanding borrowings under our revolving credit facility of $80 million, leaving an aggregate of $96 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Liquidity and Cash Flows

The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$9,610	$56,141	$(92,245)	$282,592
Net cash used in investing activities	(4,644)	(41,530)	(33,079)	(162,773)
Net cash (used in) provided by financing activities	(2,578)	(5,668)	67,247	(105,713)
Effect of foreign exchange rate on cash	(35)	47	50	(51)
Net change in cash	$2,353	$8,990	$(58,027)	$14,055

Operating Activities

Net cash used in operating activities was $92 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $283 million for the nine months ended September 30, 2018. Net cash provided by operating activities was $10 million for the three months ended September 30, 2019, compared to net cash provided by operating activities of $56 million for the three months ended September 30, 2018. The decrease in operating cash flows was primarily attributable to a decline in activity for our infrastructure services segment as well as a timing difference between cash outflows for income tax payments and cash inflows for accounts receivable.

Investing Activities

Net cash used in investing activities was $33 million for the nine months ended September 30, 2019, compared to $163 million for the nine months ended September 30, 2018. Net cash used in investing activities was $5 million for the three months ended September 30, 2019, compared to $42 million for the three months ended September 30, 2018. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Infrastructure services(a)	$122	$21,737	$5,553	$78,293
Pressure pumping services(b)	2,963	8,042	14,305	24,141
Natural sand proppant services(c)	728	3,145	2,703	15,803
Other(d)	857	7,821	12,329	31,293
Total capital expenditures	$4,670	$40,745	$34,890	$149,530

a.	Capital expenditures primarily for truck, tooling and other equipment for the nine months ended September 30, 2019 and 2018.

b.	Capital expenditures primarily for pressure pumping and water transfer equipment for the nine months ended September 30, 2019 and 2018.

c.	Capital expenditures primarily for maintenance for the nine months ended September 30, 2019 and plant upgrades for the nine months ended September 30, 2018.

d.	Capital expenditures primarily for equipment for our rental business and upgrades to our rig fleet for the nine months ended September 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $67 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $106 million for the nine months ended September 30, 2018. Net cash used in financing activities was $3 million for the three months ended September 30, 2019, compared to $6 million for the three months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to net borrowings under our revolving credit facility of $80 million, partially offset by $11 million in dividends paid. Net cash used in financing activities nine months ended September 30, 2018 was primarily attributable to net repayments under our revolving credit facility of $100 million and $6 million in dividends paid.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was $0.1 million and ($0.1) million, respectively, for the nine months ended September 30, 2019 and 2018. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $286 million and $216 million, respectively, at September 30, 2019 and December 31, 2018. Our cash balances were $10 million and $68 million, respectively, at September 30, 2019 and December 31, 2018.

Our Revolving Credit Facility

On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, which amended and restated our prior revolving credit and security agreement dated as of July 9, 2018, as amended prior to October 19, 2018, to, among other things, (i) extend the maturity date to October 19, 2023, (ii) increase the maximum revolving advance amount to $185 million, with the ability to further increase the maximum revolving advance amount to $350 million under certain circumstances, (iii) increase the letter of credit sublimit to 20% of the maximum revolving advance amount and (iv) decrease the interest rates applicable to loans. On November 5, 2019, we entered into a first amendment to our amended and restated revolving credit and security agreement, which we refer to collectively as our resolving credit facility, to amend the interest coverage ratio definition to give accrual treatment to certain cash taxes included in the ratio calculation. As a result, certain cash tax payments that were made in 2019 are now treated as if they were made in 2018, the year in which the income related to such tax payments was actually received.

Outstanding borrowings under the revolving credit facility bear interest at a per annum rate elected by us that is equal to an alternate base rate or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum in the case of the alternate base rate, and from 2.00% to 2.50% per annum in the case of LIBOR. The applicable margin depends on the amount of excess availability under our revolving credit facility.

At September 30, 2019, we had outstanding borrowings under our revolving credit facility of $80 million. At November 5, 2019, we had outstanding borrowings under our revolving credit facility of $80 million, leaving an aggregate of $96 million of available borrowing capacity under this facility, which is net of letters of credit of $9 million.

Our revolving credit facility contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0) and a maximum leverage ratio (4.0 to 1.0), and a minimum availability covenant ($10.0 million). As of September 30, 2019 and December 31, 2018, we were in compliance with the financial covenants under our revolving credit facility.

Capital Requirements and Sources of Liquidity

Earlier this year, we had established a capital expenditure budget of approximately $80 million. During the second quarter of 2019, in response to market conditions and consistent with our disciplined approach to spending, we reduced our 2019 capital expenditure budget to $41 million. These capital expenditures include $6 million in our infrastructure segment for assets for additional crews, $17 million in our pressure pumping segment for the expansion of our water transfer operations and maintenance to our existing pressure pumping fleet, $4 million for our natural sand proppant segment for upgrades and maintenance and $14 million for our other services, primarily for the expansion of our trucking fleet and rental services and upgrades to our drilling rigs. During the nine months ended September 30, 2019, our capital expenditures totaled $35 million.

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

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment.

Aggregate future minimum lease payments under these agreements in effect at September 30, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2019	$1,007	$5,234
2020	—	20,650
2021	—	656
2022	—	91
2023	—	8
Thereafter	—	—
	$1,007	$26,639

a.
Included in these amounts are sand purchase commitments of $20 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $23 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2 million as of September 30, 2019.

Subsequent to September 30, 2019, we ordered additional capital equipment with aggregate commitments of $4.7 million, the majority of which relates to pressure pumping equipment expected to be purchased in 2020.

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

Interest Rate Risk

We had a cash and cash equivalents balance of $10 million at September 30, 2019. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 1.5% to 3.0%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At September 30, 2019, we had outstanding borrowings under our revolving credit facility of $80 million with a weighted average interest rate of 4.3%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2019, we had $4 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.02 million as of September 30, 2019. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, indemnity claims, property damage and violation of federal or state securities laws. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

MAMMOTH ENERGY SERVICES, INC.

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	First Amendment to Amended and Restated Revolving Credit and Security Agreement					X
95.1	Mine Safety Disclosure Exhibit					X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	November 8, 2019	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	November 8, 2019	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer