Form 10-K
period 2019-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2020-03-02
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 28, 2019 was approximately $89.6 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 26, 2020, there were 45,108,545 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATION BY REFERENCE

Portions of Mammoth Energy Services, Inc.'s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K (this “annual report” or “report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements may include statements about our:

•	our ability to execute our business strategy;

•	any loss of one or more of our significant customers and its impact on our revenue, financial condition and results of operations;

•	our ability to identify, complete and integrate acquisitions of assets or businesses;

•	our ability to obtain permits and governmental approvals and to comply with applicable governmental laws and regulations;

•	outcome of a government investigation relating to the contracts awarded to one of our subsidiaries by the Puerto Rico Electric Power Authority and any resulting litigation;

•	outcome of pending litigation discussed in this report;

•	any future litigation, indemnity or other claims;

•	the availability of transportation facilities and any increase in transportation and related costs;

•	access to and restrictions on use of water;

•	technology;

•	general economic, business or industry conditions;

•	competition within the energy services industry;

•	demand for oil and natural gas and infrastructure services and frac sand;

•	volatility of the oil and natural gas industry and commodity prices;

•	availability of equipment, materials or skilled labor;

•	financial strategy;

•	our ability to obtain capital or financing on satisfactory terms or at all;

•	future operating results; and

•	capital expenditures and other plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the many factors including those described in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. All forward-looking statements speak only as of the date of this annual report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Item 1. Business

Overview

We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, equipment rental, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling as well as rig moving services. In addition to these service divisions, we also provide coil tubing services, pressure control services, equipment rentals, full service transportation, crude oil hauling services, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

Our transformation towards an industrial based company is ongoing. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry and also commenced oilfield equipment manufacturing operations. The startup of oilfield equipment manufacturing operations provides us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The oilfield equipment manufacturing operations will initially serve our internal needs for our water transfer and equipment rental businesses, but we expect to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

Our facilities and service centers are strategically located in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, West Virginia, Kentucky, California, Colorado, Florida and Alberta, Canada primarily to serve the following areas:

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

Our operational division heads have an extensive track record in the infrastructure and oilfield service businesses with an average of over 27 years of infrastructure services experience and over 37 years of oilfield services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops, and our pressure pumping, natural sand proppant and other services to a diversified range of both public and private independent oil and natural gas producers. Our top five customers for the year ended December 31, 2019, representing 53% of our revenue, were Gulfport Energy Corporation, or Gulfport, the Puerto Rico Electric Power Authority, or PREPA, Montage Resources Corporation, or Montage Resources, HG Energy LLC, or HG Energy, and American Electric Power Company, Inc, or American Electric Power. For the year ended December 31, 2018, our top five customers, representing 77% of our revenue, were PREPA, Gulfport, Roan Resources LLC, or Roan Resources, Blue Ridge Mountain Resources, Inc., or Blue Ridge, and HG Energy. For the year ended December 31, 2017, our top five customers, representing 71% of our revenue, were Gulfport, PREPA, Newfield Exploration Company, or Newfield, Rice Energy, Inc., or Rice Energy, and Surge Operating LLC, or Surge Operating.

Our Services

Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: infrastructure services, pressure pumping services, natural sand proppant services and drilling services. For the year ended December 31, 2018, we identified three reportable segments consisting of infrastructure services, pressure pumping services and natural sand proppant services. Based on our assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, we changed our reportable segment presentation in 2019 to include drilling services, which includes Bison Drilling and Field Services, LLC, Bison Trucking LLC, Panther Drilling Systems LLC, Mako Acquisitions LLC and White Wing Tubular LLC, as its own reportable segment. The results for the years ended December 31, 2018 and 2017 have been retroactively adjusted to reflect this change in reportable segments. For additional information, see Note 21 to our consolidated financial statements included elsewhere in this annual report.

Infrastructure Services

Our infrastructure services business provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. We offer a broad range of services on electric transmission and distribution, or T&D, networks and substation facilities, which include construction, upgrade, maintenance and repair of high voltage transmission lines, substations and lower voltage overhead and underground distribution systems. Our commercial services include the installation, maintenance and repair of commercial wiring. We also provide storm repair and restoration services in response to storms and other disasters. We provide infrastructure services primarily in the northeast, southwest and midwest portions of the United States.

We currently have agreements in place with private utilities, public IOUs and Co-Ops. Since we commenced operations in this line of business, substantially all of our infrastructure revenue has been generated from storm restoration work, primarily from PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019.

As of December 31, 2019, PREPA owed us approximately $227 million for services we performed, excluding $42 million of interest charged on these delinquent balances as of December 31, 2019. See Note 2. Summary of Significant

Accounting Policies-Accounts Receivable to our consolidated financial statements included elsewhere in this annual report. PREPA is subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA. This motion has been stayed by the court until a status conference scheduled to be held on June 17, 2020. For more information regarding this action as well as other legal actions and governmental investigations related to our work for PREPA, see Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” and Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

Upon the completion of our work in Puerto Rico on March 31, 2019, we focused on right-sizing our infrastructure operations and performing required maintenance on our equipment, which had been subjected to harsh working conditions. This process, with its associated costs, was completed during the fourth quarter of 2019.

Demand for our infrastructure services in the continental United States has increased since we began operations in 2017. We had a total of approximately 140 transmission and distribution crews as of December 31, 2019, as compared to approximately 105 at December 31, 2018 and approximately 50 at December 31, 2017. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. We recently hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

Pressure Pumping Services

Pressure Pumping. We provide pressure pumping services, also known as hydraulic fracturing, to exploration and production companies. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. Currently, we provide pressure pumping services in the Utica Shale of Eastern Ohio and the mid-continent region in Oklahoma. We currently own six fleets of pressure pumping equipment. As of February 26, 2020, three of the fleets were staffed and providing services in the northeast.

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

We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2019, our pressure pumping business included six high pressure fleets consisting of an aggregate 117 high pressure fracturing units with pump nameplate capacity of 291,750 horsepower. We are currently in the process of converting a portion of our pressure pumping fleet to include dynamic gas blending, or DGB, capabilities to meet recent shifts in customer demand, with the initial converted units expected to be field tested in the coming weeks.

We refer to the group of fracturing units, other equipment and vehicles necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” We usually operate on a 24-hour-per-day basis and we typically staff three crews per fleet. All of our fracturing units and high pressure pumps are manufactured to our specifications to enhance the performance and durability of our equipment and meet our customers’ needs.

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

Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale, Permian Basin and SCOOP/STACK. As of December 31, 2019, we owned a fleet of 58 trucks. Additionally, we had 28 owner operator drivers providing sand hauling services as of December 31, 2019.

Water Transfer. Our water transfer services provide water sourcing and water transfer services primarily for completion activities in the mid-continent region. As of December 31, 2019, we owned 136 water transfer pumps and 117 miles of layflat hose.

Master Services Agreements. We contract with most of our pressure pumping customers under master service agreements, or MSAs. Generally, our MSAs, including those relating to our hydraulic fracturing services, specify payment terms, audit rights and insurance requirements and allocate certain operational risks through indemnity and similar provision.

In October 2014, we entered into a long-term contract with Gulfport to provide pressure pumping services. As amended and restated, this contract has a term ending on December 31, 2021. Gulfport is seeking to terminate this contract. For additional information regarding Gulfport's action, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

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

Drilling Services

During the periods discussed in this report, we offered contract land and directional drilling services as well as rig moving services.

Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. However, due to current market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019. We will monitor market conditions to determine if and when we will re-commence our contract land drilling services. As of December 31, 2019, we owned 12 land drilling rigs, ranging from 800 to 1,600 horsepower, eight of which are specifically designed for drilling horizontal and directional wells.

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

Prior to our temporary shut down of these services in December 2019, we obtained our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically entered into drilling contracts that provided for compensation on a daywork basis. Occasionally, we entered into drilling contracts that provided for compensation on a footage basis, however, a majority of such footage drilling contracts also provided for daywork rates for work outside core drilling activities contemplated by such footage contracts and under certain other circumstances. We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions of drilling assets. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and market conditions.

Daywork Contracts. Under daywork drilling contracts, we provided equipment and labor and perform services under the direction, supervision and control of our customers. We were paid a specified operating daywork rate from the time the drilling unit is rigged up at the drilling location and is ready to commence operations. Additionally, the daywork drilling contracts typically provide for fees and/or a daywork rates for mobilization, demobilization, moving, standby time and for any continuous period that normal operations are suspended or cannot be carried on because of force majeure conditions. The daywork drilling contracts also generally provide that the customer has the right to designate the points at which casing will be set and the manner of setting, cementing and testing. Such specifications include hole size, casing size, weight, grade and approximate setting depth. Furthermore, the daywork drilling contracts specify the equipment, materials and services to be separately furnished by us and our customer. Under these contracts, liability is typically allocated so that our customer is solely responsible for the following: (i) damage to our surface equipment as a result of certain corrosive elements; (ii) damage to customer’s equipment; (iii) damage to our in-hole equipment; (iv) damage or loss to the hole; (v) damage to the underground; and (vi) costs and damages associated with a wild well. We remain responsible for any damage to our surface equipment (except for damage resulting from the presence of certain corrosive elements) and for pollution or contamination from spills of materials that originate above the surface, are wholly in our control and are directly associated with our equipment. Daywork drilling contracts generally allow the customer to terminate the contract prior to drilling to a specified depth. This right, however, is generally subject to early termination compensation, the amount of which depends on when the termination occurs.

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

As of December 31, 2019, we owned ten MWD kits and three EM kits used in vertical, horizontal and directional drilling applications, 89 mud motors, 16 air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Rig Moving. We provide rig moving services in the Permian Basin. As of December 31, 2019, we owned 46 trucks specifically tailored to move rigs and seven cranes to assist us in moving rigs.

Other Services

We also offer a variety of other energy services including coil tubing services, pressure control services, equipment rental services, crude oil hauling services, full service transportation, remote accommodation services, oilfield equipment manufacturing and infrastructure engineering services. Additionally, during certain of the periods discussed in this report, we offered flowback services, cementing services and acidizing services. Due to market conditions, we temporarily shut down our flowback, cementing and acidizing operations beginning in July 2019. We continue to monitor market conditions to determine if and when we will recommence these services.

Coil Tubing. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2019, we had one coiled tubing unit capable of running 25,000 feet of two and five eighths inch coil rated at 15,000 pounds per square inch, or psi,  two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running over 22,000 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi in service.

Pressure Control. Our pressure control services consist of nitrogen and fluid pumping services. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services help operators minimize the risk of such damage during completion activities. As of December 31, 2019, we had a total of four nitrogen pumping units and seven fluid pumping units. We provide pressure control services in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.

•
Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2019, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.

•
Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2019, we had seven fluid pumping units. Five of these units are coiled tubing double pump units capable of output of up to eight barrels per minute, and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute, and are rated for pressures up to 15,000 psi.

Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Utica Shale, Eagle Ford Shale and mid-continent region. Additionally, we provide water transfer services in the northeast region. As of December 31, 2019, we owned 15 water transfer pumps, 35 miles of layflat hose and ten miles of poly pipe for use in our water transfer operations.

Crude Oil Hauling. We provide crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2019, we had a fleet of 34 crude oil hauling trucks.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight. We are currently operating this business out of South Florida and hauling freight throughout the United States. As of December 31, 2019, we had a fleet of 19 trucks dedicated to hauling general freight.

Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2019, we had a capacity of 1,006 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 394 of which are available to be leased as rental equipment to a third party. As of December 31, 2019, 398 of our rooms were utilized.

Oilfield Equipment Manufacturing. During the fourth quarter of 2019, we commenced oilfield equipment manufacturing operations at our facility located in Oklahoma. These operations will initially serve our internal needs for our water transfer and equipment rental businesses, but we intend to expand into third party sales in the future.

Infrastructure Engineering. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry. We currently have offices in California and Colorado.

As mentioned above, we also provided flowback and cementing and acidizing services. Due to market conditions, we temporarily shut-down our flowback, cementing and acidizing operations beginning in July 2019. We continue to monitor market conditions to determine if and when we will recommence these services.

Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Due to market conditions, we temporarily shut-down our flowback operations beginning in July 2019. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well-testing spreads. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2019, we owned five production testing packages, 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

Cementing and Acidizing. We provide cementing and acidizing services in the Permian Basin. Due to market conditions, we temporarily shut-down our cementing and acidizing operations beginning in July 2019. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2019, we owned 13 twin cementers and associated equipment and seven acidizing pumps.

Our Industries

Electric Infrastructure Industry

The electrical infrastructure industry involves the construction and maintenance of the electrical power grid, including, but not limited to, power generation, high voltage transmission lines, substations and low voltage distribution lines, all of which connect power generation facilities to end users. The industry also provides storm repair and restoration services in response to storms and other disasters. The industry is highly fragmented with more than 3,300 separate electric utility companies identified in the United States in 2019, spread across the following subgroups: IOUs, private utilities and Co-Ops.

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

Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings and a proven track record of operational success. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, our safety record and customer service. While we believe our customers consider a number of factors when selecting a service provider, they generally award most of their work through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.

We believe that the age of the existing infrastructure across the United States and the spending trends in North America will benefit our operations and our ability to achieve our business objectives.

Oil and Natural Gas Industry

The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budget. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity and other conditions and factors, including global and national health concerns, that are beyond our control.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. Over the past decade, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. Throughout 2019, oil prices fluctuated between a low of $45.41 on January 1, 2019 and a high of $66.30 on April 23, 2019, and averaged $57.03 per barrel for the year. Certain factors related to world politics and major oil producers caused fluctuations in the oil price during 2019. However, overall, the price of oil was relatively stable throughout the year.

We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2019, which continued throughout the fourth quarter of 2019 as a result of budget exhaustion and capital discipline from our customers. In addition, other factors, including access to capital and the need to refinance or repay maturing debt, have had a significant influence on some of our customers capital budgets and activity levels. While we still expect commodity prices to be the primary driver of capex spending and industry activity levels in the future, other factors may play a significant role in the ultimate level of capex spending by the companies that use our completion and production, natural sand proppant and contract land and directional drilling businesses.

Although the ongoing volatility and depressed levels of activity are expected to persist until supply and demand for oil and natural gas come into balance, we believe that the following trends in our industry should benefit our operations and our ability to achieve our primary business objective when commodity prices recover:

•
Increased U.S. Petroleum field Production. According to the U.S. Energy Information Administration, or EIA, U.S. average petroleum field production was approximately 12.2 million barrels per day during 2019, an increase of 11.4% from 2018, with December 2019 average production of approximately 12.9 million barrels per day. U.S. average petroleum field production has grown at a compound annual growth rate of 9.2% over the period from 2009 through 2019 due to production gains primarily from unconventional reservoirs. We expect continued growth from unconventional reservoirs in the future will result in increased demand for our services due to higher decline rates from these reservoirs, resulting in increased activity levels.

•
Increased use of horizontal drilling to develop unconventional resource plays. According to Baker Hughes, the horizontal rig count on December 27, 2019 was 703, or approximately 87% of the total U.S. onshore rig count. The horizontal rig count as a percentage of the overall onshore rig count has increased every year since 2007 when horizontal rigs represented only approximately 25% of the total U.S. onshore rig count at year-end. As a result of improvements in drilling and production enhancement technologies, oil and natural gas companies are increasingly developing unconventional resources such as tight sands and shales. Successful and economic production of these unconventional resource plays frequently requires horizontal drilling, fracturing and stimulation services. Drilling related activity for unconventional resources is typically done on tighter acre spacing and thus requires that more wells be drilled relative to conventional resources. We believe that all of these characteristics will drive the demand for our services in an improved commodity price environment.

•
Tight oil production growth is expected to continue to be the primary driver of U.S. oil production growth. According to the EIA, U.S. tight oil production grew from approximately 430,000 barrels per day in 2007 to over 8.2 million barrels per day in 2019, representing approximately 63% of total U.S. crude oil production in 2019. A majority of this increase came from the Eagle Ford play in South Texas, the SCOOP/STACK plays in the mid-continent of Oklahoma, the Bakken Shale in the Williston Basin of North Dakota and Montana, and the Permian Basin in West Texas. We

believe the Utica Shale and the Permian Basin, our primary business locations, will be key drivers of U.S. tight oil and natural gas production as those plays are developed further in the coming years.

•
Horizontal wells are heavily dependent on oilfield services. According to Baker Hughes, as of December 27, 2019, horizontal rigs accounted for approximately 87% of all rigs drilling in the United States, up from 25% at year-end 2007. The scope of services for a horizontal well are greater than for a conventional well. Industry analysts report that the average horsepower, length of the lateral and number of fracture stages has continued to increase since 2008. We believe our commitment to provide services in unconventional plays, such as the Utica Shale and the Permian Basin, provide us the opportunity to compete in those regional markets where the majority of total footage is drilled each year in the United States.

•
New and emerging unconventional resource plays. In addition to the development of existing unconventional resource plays such as the Permian, Utica, Bakken, Eagle Ford, SCOOP/STACK, Barnett, Fayetteville, Cotton Valley, Haynesville, Marcellus and Woodford Shales, exploration and production companies continue to find new unconventional resources. These include oil and liquids-based shales in the Cana Woodford, Granite Wash and Powder River Basin resource plays. In certain cases, exploration and production companies have acquired vast acreage positions in these plays that require them to drill and produce hydrocarbons to hold the leased acreage. We believe these unconventional resource plays will increasingly drive demand for our services as they typically require the use of extended reach horizontal drilling, multiple stage fracture stimulation and high pressure completion capabilities.

•
Need for additional drilling activity to maintain production levels. With the increased maturity of the onshore conventional and, in many cases, unconventional resource plays, oil and natural gas production may be characterized as having steeper initial decline curves. Given average decline rates and the substantial reduction in activity over the past year, we believe that the number of wells drilled is likely to increase in coming years to maintain and grow current production levels. Once a well has been drilled, it requires recurring production and completion services, which we believe will also drive demand for our services.

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

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline and budget exhaustion, caused the frac sand market to become oversupplied, particularly in finer grades, during the second half of 2019. With the frac sand market oversupplied, pricing for certain grades has fallen significantly from the peaks experienced throughout 2018 and the first half of 2019. This oversupply has resulted in several industry participants idling and closing high cost mines in the recent months. As these closures continue and the number of industry participants decline, we expect the imbalance between supply and demand to narrow. Nevertheless, demand for our sand declined significantly in the second half of 2019 as a result of increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

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

We believe that the coarseness, conductivity, sphericity, acid-solubility, and crush-resistant properties of our Northern White sand reserves and our facilities’ connectivity to rail and other transportation infrastructure afford us a cost advantage over many of our competitors and make us one of a select group of sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America.

Our Strengths

Our primary business objective is to grow our operations and create value for our stockholders through organic growth opportunities and accretive acquisitions. We believe that the following strengths position us well to capitalize on activity in unconventional resource plays and achieve our primary business objective:

•
Long-term contractual and other regional relationships with a stable customer base. We are party to two long-term contracts with Gulfport to provide pressure pumping services and natural sand proppant services through December 2021, although Gulfport is seeking to terminate the pressure pumping contract. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report. In addition, our operational division heads and field managers have formed long-term relationships with our customer base. We believe these contractual and other relationships help provide us a more stable and growth-oriented client base in the unconventional shale markets as well as the infrastructure markets that we currently serve.

•
Strategic geographic positioning, including primary presence in the Utica Shale, the SCOOP/STACK and the Permian Basin. We currently operate facilities and service centers to support our operations in major unconventional resource plays in the United States, including the Utica Shale in Eastern Ohio, the Permian Basin in West Texas, the SCOOP/STACK in Oklahoma, the Marcellus Shale in West Virginia, the Granite Wash in Oklahoma and Texas, the Cana Woodford Shale in Oklahoma, the Eagle Ford Shale in South Texas and the oil sands in Alberta, Canada. We believe our geographic positioning within active oil and natural gas liquids resource plays will benefit us strategically as activity increases in these unconventional resource plays.

•
Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 27 years of infrastructure services experience and over 37 years of oilfield services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

•
Young fleet of hydraulic fracturing equipment designed for horizontal wells. Our service fleet is predominantly comprised of equipment designed to optimize recovery from unconventional wells. Three of our pressure pumping fleets with total combined horsepower of 132,500 were built in 2017. We believe that our fleet of quality equipment will allow us to provide a high level of service to our customers and capitalize on future growth in the unconventional resource plays that we serve. In addition, we are currently in the process of converting a portion of our pressure pumping fleet to include DGB capabilities to meet recent shifts in customer demand, with the initial converted units expected to be field tested in the coming weeks.

Our Business Strategy

We intend to achieve our primary business objective in connection with our infrastructure services by the successful execution of our business plan to strategically deploy equipment and personnel to provide infrastructure services across the United States. In the case of our oilfield services, we intend to achieve our primary business objective by the successful execution of our business plan to strategically deploy our equipment and personnel to provide pressure pumping services, natural sand proppant services and other energy services in unconventional resource plays, including the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Permian Basin in West Texas. We believe our infrastructure services optimize our customers’ ability to maintain, improve and expand their infrastructure and that our oil and natural gas services optimize our customers’ ultimate resources recovery and present value of hydrocarbon reserves. We seek to create cost efficiencies for our customers by providing a suite of complementary services designed to address a wide range of our customers’ needs. Specifically, we strive to create value for our stockholders through the following strategies:

•
Leverage our broad range of services for cross-selling opportunities. We offer a complementary suite of services and products. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provide hydraulic fracturing services for unconventional wells as well as sand hauling services and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant for hydraulic fracturing. Our drilling services division provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling as well as rig moving services. Additionally, we provide coil tubing services, pressure control services, equipment rentals, crude oil hauling, full service transportation, remote accommodations, oilfield equipment manufacturing and infrastructure engineering services. We intend to leverage our existing customer relationships and operational track record to cross sell our services and increase our exposure and product offerings to our existing customers, broaden our customer base and expand opportunistically to other geographic regions in which our customers have operations, as well as to create operational efficiencies for our customers.

•
Expand through selected, accretive acquisitions. To complement our organic growth, we intend to actively pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services, completion and production services and industrial based companies, that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this strategy will facilitate the continued expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP, or Wexford, our largest stockholder, may be helpful to facilitate the identification of acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

•
Maintain a conservative balance sheet. We seek to maintain a conservative balance sheet, which allows us to better react to changes in commodity prices and related demand for our services, as well as overall market conditions.

•
Expand our services to meet expanding customer demand. The scope of services for horizontal wells is greater than that for conventional wells. Industry analysts have reported that the average horsepower required for current completion designs, amount of sand per lateral foot, length of lateral and number of fracture stages has continued to increase since 2008. We consistently monitor market conditions and intend to expand the capacity and scope of our business lines if, and when, demand warrants in resource plays in which we currently operate, as well as in new resource plays. If we perceive unmet demand in our principal geographic locations for different service lines, we will seek to expand our current service offerings to meet that demand.

•
Expand our energy infrastructure business unit. Industry analysts have reported that spending in the T&D industry will exceed $60 billion each year through 2022. We consistently monitor market conditions and intend to expand the capacity and scope of our energy infrastructure services as demand warrants in geographic areas in which we currently operate, as well as in new geographic areas.

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

•
Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2019, oil prices fluctuated between a low of $45.41 on January 1, 2019 and a high of $66.30 on April 23, 2019, and averaged $57.03 per barrel for the year. Certain factors related to world politics and major oil producers caused fluctuations in the oil price during 2019. However, overall, the price of oil was relatively stable throughout the year. If commodity prices stabilize at current levels or improve, we expect to experience increases in demand for our services and products. We will seek to capitalize on any increase in activity in these markets and diversify our operations across additional unconventional resource basins. Our core operations are currently focused in the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Permian Basin in West Texas. We intend to continue to strategically deploy assets to these and other unconventional resource basins and will look to capitalize on further growth in emerging unconventional resource plays as they develop.

Marketing and Customers

Our customers consist primarily of private utilities, IOUs, Co-Ops, independent oil and natural gas producers and land-based drilling contractors in North America. For the years ended December 31, 2019 and 2018, we had approximately 590 and 460 customers, respectively, including Gulfport, PREPA, Montage Resources, HG Energy and American Electric Power. Our top five customers accounted for approximately 53%, 77% and 71%, respectively, of our revenue for the years ended December 31, 2019, 2018 and 2017. During the year ended December 31, 2019, Gulfport and PREPA accounted for 20% and 15%, respectively, of our revenue. For the year ended December 31, 2018, PREPA and Gulfport accounted for 60% and 8%, respectively, of our revenue. For the year ended December 31, 2017, Gulfport and PREPA accounted for 30% and 29%, respectively, of our revenue. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed. Our services for PREPA ended in the first quarter of 2019 and we are currently involved in a lawsuit with Gulfport in which Gulfport is seeking to terminate our pressure pumping contract with it and receive certain alleged damages. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

Infrastructure Services Backlog

Estimated backlog for our infrastructure services represents the amount of revenue we expect to realize over the next 36 months from future work on uncompleted construction projects, including new contracts under which work has not begun. Our estimated backlog also includes amounts payable to us under master service and other service agreements. Estimated infrastructure services backlog for work under master service and other service agreements is determined based on historical trends, experience from similar projects and estimates of customer demand based on communications with our customers. As of December 31, 2019, our infrastructure services backlog was $490 million, all of which is attributable to operations in the continental United States. In 2020, we expect to realize approximately $148 million of our backlog.

Approximately $479 million of our infrastructure services backlog as of December 31, 2019 is attributable to amounts under master service or other service agreements pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for our infrastructure services backlog can be subject to change as a result of our delays, customer delays, regulatory delays or other factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements or other service agreements due to changes in our customers’ spending plans, market volatility, governmental funding and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in the infrastructure industry. As such, our methodology for determining backlog may not be comparable to the methodologies used by others.

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

We maintain commercial general liability, workers’ compensation, business auto, commercial property, motor truck cargo, umbrella liability, in certain instances, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. With respect to our hydraulic fracturing operations, coverage would be available under our policy for any surface or subsurface environmental clean-up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our remote accommodation services, pressure pumping services, contract and directional drilling services and infrastructure engineering services.

Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. Further, insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us. See Item 1A. “Risk Factors” for a description of certain risks associated with our insurance policies.

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

Historically, we have used third-party contractors to provide remediation and spill response services when necessary to address spills that were beyond our containment capabilities. None of these prior spills were significant, and we have not experienced any incidents, citations or legal proceeding relating to our hydraulic fracturing or crude hauling services for environmental concerns. To the extent our hydraulic fracturing or other energy services operations result in a future spill, leak or other environmental impact that is beyond our ability to contain, we intend to engage the services of such remediation company or an alternative company to assist us with clean-up and remediation.

Competition

The markets in which we operate are highly competitive. To be successful, a company must provide services and products that meet the specific needs of oil and natural gas exploration and production companies, drilling services contractors, private utilities, IOUs and Co-Ops at competitive prices.

We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and energy infrastructure companies. Our major competitors for our infrastructure services business include MYR Group, Inc, Quanta Services, Inc, MasTec, Inc. and EMCOR Group, Inc. Our major competitors in pressure pumping services include Halliburton Company, U.S. Well Services, LLC, Schlumberger Limited, NexTier Oilfield Solutions, Inc., RPC Incorporated, Liberty Oilfield Services, Inc. and FTS International, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Preferred Proppants LLC, Smart Sand, Inc., Emerge Energy Services LP and U.S. Silica Holdings Inc.

We believe that the principal competitive factors in the market areas that we serve are quality of service and products, reputation for safety, technical proficiency, availability and price. While we must be competitive in our pricing, we believe our customers select our services and products based on the local leadership and expertise that our field management and operating personnel use to deliver quality services and products.

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

Transportation Matters

In connection with the transportation and relocation of our equipment and shipment of frac sand, crude oil and general cargo, we operate trucks and other heavy equipment. As such, we operate as a motor carrier in providing certain of our services and therefore are subject to regulation by the United States Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing and insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials (HAZMAT). Our trucking operations are subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size.

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

Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2019, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

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

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Several environmental organizations have also petitioned the EPA to modify existing regulations to recategorize certain oil and natural gas exploration, development and production wastes as “hazardous.” Also, in December 2015, the EPA agreed in a consent decree to review its regulation of oil and gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and gas waste are not necessary at this time. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rule and the 2019 repeal are subject to several ongoing legal challenges. Also, on February 14, 2019, the EPA and the Corps published a proposed rule that would replace the 2015 rule, and significantly reduce the waters subject to federal regulation under the Clean Water Act. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. Further, on April 23, 2019, the EPA published an interpretive statement and request for comment, clarifying that the Clean Water Act’s permitting program for pollutant discharges does not apply to releases of pollutants to groundwater. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. On November 4, 2019, the Trump Administration submitted its formal notification of withdrawal to the United Nations. It is not clear what steps, if any, will be taken to negotiate a new agreement, or what terms would be included in such an agreement. In response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. Also, on October 15, 2018, the EPA published a proposed rule to significantly reduce regulatory burdens imposed by the 2016 regulations, including, for example, reducing the monitoring frequency for fugitive emissions and revising the requirements for pneumatic pumps at well sites. In addition, on August 28, 2019, the EPA proposed amendments to the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Legal challenges are anticipated and thus substantial uncertainty exists regarding the scope of New Source Performance standards for oil and natural gas operations. The New Source Performance standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Employees

As of December 31, 2019, we had 1,607 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

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

Our top five customers accounted for approximately 53% and 77%, respectively, of our revenue for the years ended December 31, 2019 and 2018. Gulfport was our largest customer for the year ended December 31, 2019 accounting for approximately 20% of our revenue and our second largest customer for the year ended December 31, 2018 accounting for approximately 8% of our revenue. PREPA was our second largest customer for the year ended December 31, 2019 accounting for approximately 15% of our revenue and our largest customer for the year ended December 31, 2018 accounting for approximately 60% of our revenue. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services, our revenue would decline and our operating results and financial condition could be harmed. In this regard, Gulfport is seeking to terminate our pressure pumping contract with it and our work for PREPA ended on March 31, 2019. See the risk factors below for additional information. In addition, we are subject to credit risk due to the concentration of our customer base. In particular, as of December 31, 2019, PREPA owed us approximately $227 million for services performed excluding $42 million of interest charged on these delinquent balances as of December 31, 2019. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. In the event that PREPA (i) does not have or does not obtain the funds necessary to satisfy its payment obligations to our subsidiary under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.

On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. As of December 31, 2019, PREPA owed us approximately $227 million for services performed excluding $42 million of interest charged on these delinquent balances as of December 31, 2019. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA. PREPA filed a motion to stay our motion on the ground that the ongoing criminal proceedings described in the immediately following risk factor below against the former president of Cobra and two other individuals may affect our recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay our motion and, on February 3, 2020, extended the stay until a status conference to be held on June 17, 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. Subsequent to the indictment, we received (i) a preservation request letter from the Securities and Exchange Commission related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting certain documents and answers to interrogatories relevant to an ongoing investigation DOJ is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter referenced above. We are cooperating with both the SEC and DOJ. Given the uncertainty inherent in the criminal proceeding and the SEC and DOJ investigations, it is not possible at this time to determine the potential outcome or other potential impacts that they will have on us. Further, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. Accordingly, it is possible that additional investigations may arise in the future.

In June 2019 and August 2019, we were served with three class action lawsuits filed in the Western District of Oklahoma which, on September 13, 2019, were consolidated under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against us, our Chief Executive Officer and our Chief Financial Officer. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired our common stock between October 19, 2017 and June 5, 2019. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint.

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the company and against its officers and directors. In October 2019, the plaintiffs in the two Oklahoma actions voluntarily dismissed their respective cases, with one plaintiff refiling his action in the District of Delaware. On September 13, 2019, the Delaware court consolidated the three actions under the case caption In re Mammoth Energy Services, Inc. Consolidated Shareholder Litigation. On January 17, 2020, the plaintiffs filed their consolidated amended shareholder derivative complaint on behalf of nominal defendant, Mammoth Energy Services, Inc., and against our Chief Executive Officer, Chief Financial Officer, members of our board of directors, Gulfport and Wexford. On February 18, 2020, the defendants filed a motion to stay this action.

On January 21, 2020, Mastec Renewables Puerto Rico, LLC, or Mastec, filed a lawsuit against us and Cobra in the U.S. District Court in the Southern District of Florida. In its complaint, Mastec asserts claims against us and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act, tortious interference and violations of Puerto Rico state laws. Mastec alleges that it sustained injuries to its business and property in the amount of $500 million because of our and Cobra’s wrongful interference, payment of bribes and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria.

We believe that the plaintiffs’ claims in the above referenced actions are without merit and will vigorously defend the actions. However, at this time, we are not able to predict the outcome of the investigations and lawsuits. If one or more of the investigations and lawsuits is determined adversely to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

Most government contracts are awarded through a regulated competitive bidding process. If we are successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor’s performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term. See the two preceding risk factors for information regarding pending investigations and legal proceedings relating to our contracts with PREPA.

We provide our hydraulic fracturing completion services to a limited number of customers, and Gulfport, one of our customers, is seeking to terminate its agreement with us, which could adversely affect our operations.

We provide completion services, which services include hydraulic fracturing. A portion of our revenue from this business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and is seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. We believe this action is without merit and will vigorously defend the lawsuit. However, we cannot assure you that we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. Likewise, we cannot assure you that we would be able to obtain replacement long-term contracts with other customers sufficient to continue providing the level of services that we currently provide to Gulfport. The termination of our relationship or nonrenewal of our contract with Gulfport, or one or more of our other customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2019, our revolving credit facility contained various customary affirmative and restrictive covenants. Among the covenants were two financial covenants, a minimum interest coverage ratio (3.0 to 1.0) and a maximum leverage ratio (4.0 to 1.0). As of December 31, 2019, we were in compliance with the financial covenants under our revolving credit facility. However, we believe that our adjusted EBITDA for the trailing four fiscal quarters would have resulted in a breach of the maximum leverage ratio and/or the interest coverage ratio as early as the end of the first quarter of 2020 if we did not receive payments due from PREPA before the end of such quarter. As we believe that such payments from PREPA are unlikely to be received by March 31, 2020, on February 26, 2020, we amended our revolving credit facility to, among other things, (i) amend our financial covenants, as outlined below, (ii) decrease the maximum revolving advance amount from $185 million to $130 million, (iii) decrease the amount that the maximum revolving advance can be increased to (the accordion) from $350 million to $180 million, (iv) increase the applicable margin ranges from 2.00% to 2.50% per annum in the case of the alternate base rate and from 3.00% to 3.50% per annum in the case of LIBOR, (v) increase the aggregate amount of permitted asset dispositions, and (vi) permit certain sale-leaseback transactions.

The financial covenants under our revolving credit facility were amended as follows:

•	the minimum interest coverage ratio of 3.0 to 1.0 was eliminated;

•	the maximum leverage coverage ratio of 4.0 to 1.0 was eliminated for the first two fiscal quarters of 2020 and, beginning with the fiscal quarter ended September 30, 2020, changed to 2.5 to 1.0;

•	beginning with the fiscal quarter ended September 30, 2020, a minimum fixed charge coverage ratio of at least 1.1 to 1.0 was added; and

•	from the effective date of February 26, 2020 through September 30, 2020, a minimum excess availability covenant of 10% of the maximum revolving advance amount was added.

We cannot assure you that we will be able to remain in compliance with the covenants contained in our revolving credit facility as amended and restated. If an event of default occurs under our revolving credit facility and remains uncured, it could have a material adverse affect on our business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, and (iii) may have the ability to require us to apply all of our available cash to repay our outstanding borrowings.

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

The energy services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our oil and natural gas-oriented operating areas persist, utilization rates may decline.

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

Estimated backlog for our infrastructure services represents the amount of revenue we expect to realize over the next 36 months from future work on uncompleted construction projects, including new contracts under which work has not begun. Our estimated backlog also includes amounts payable to us under master service and other service agreements. Estimated infrastructure services backlog for work under master service and other service agreements is determined based on historical trends, experience from similar projects and estimates of customer demand based on communications with our customers. As of December 31, 2019, our infrastructure services backlog was $490 million. In 2020, we expect to realize approximately $148 million of our backlog. However, approximately $479 million of our infrastructure services backlog as of December 31, 2019 is attributable to amounts under master service or other service agreements pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for our infrastructure services backlog can be subject to change as a result of our delays, customer delays, regulatory delays or other factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements or other service agreements due to changes in our customers’ spending plans, market volatility, governmental funding and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in the infrastructure industry. As such, our methodology for determining backlog may not be comparable to the methodologies used by others.

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

Demand for our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. Throughout 2019 oil prices fluctuated between a low of $45.41 on January 1, 2019 and a high of $66.30 on April 23, 2019, averaged $57.03 per barrel. Certain factors related to world politics and major oil producers caused fluctuations in the oil price during 2019. However, overall, the price of oil stayed relatively stable throughout the year. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2019 which continued throughout the fourth quarter of 2019 as a result of budget exhaustion and capital discipline from our customers. While we still expect commodity prices to be the primary driver of capex spending and industry activity levels in the future, other factors, such as debt repayment obligations and limited access to the capital markets, may play a significant role in the ultimate level of capex spend by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices from current levels may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence prices for our products and services, including:

•	the domestic and foreign supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level of global oil and natural gas exploration and production;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the expected decline rates of current production;

•	the price and quantity of foreign imports;

•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	speculative trading in crude oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	the discovery rates of new oil and natural gas reserves;

•	contractions in the credit market;

•	the strength or weakness of the U.S. dollar;

•	available pipeline and other transportation capacity;

•	the levels of oil and natural gas storage;

•	weather conditions and other natural disasters;

•	political instability in oil and natural gas producing countries;

•	domestic and foreign tax policy;

•	domestic and foreign governmental approvals and regulatory requirements and conditions;

•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;

•	technical advances affecting energy consumption;

•	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•	the price and availability of alternative fuels;

•	the ability of oil and natural gas producers to raise equity capital and debt financing;

•	global or national health concerns, including the outbreak of pandemic or contagious diseases such as the coronavirus;

•	merger and divestiture activity among oil and natural gas producers; and

•	overall domestic and global economic conditions.

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

Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2019, West Texas Intermediate posted prices ranged from $45.41 to $66.30 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $2.07 to $3.59 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

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

Oilfield services equipment or assets being upgraded, converted or re-activated following a period of inactivity may experience start-up complications and may encounter other operational problems that could result in significant delays, uncompensated downtime, reduced dayrates or the cancellation, termination or non-renewal of contracts. In this regard, due to market conditions, we have temporarily shut down certain of our service offerings, including contract land drilling, flowback, cementing and acidizing operations. Further, construction and upgrade projects are subject to risks of delay or significant cost overruns inherent in any large construction project from numerous factors, including the following:

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

Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2019, we had $4 million of cash in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a decrease in pre-tax income of approximately $0.04 million as of December 31, 2019. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Our business is difficult to evaluate because we have a limited operating history.

Mammoth Energy Services, Inc. was formed in June 2016, and did not conduct any material business operations prior to its initial public offering, or the IPO, which closed on October 19, 2016. Many of our subsidiaries were formed, and their services and operations commenced, after the IPO. Prior to the IPO, Mammoth Energy Services, Inc. was a wholly-owned subsidiary of Mammoth Energy Partners LP, referred to as Mammoth Partners, which was originally formed in February 2014. Except as expressly noted otherwise, the historical financial information of Mammoth Energy Services, Inc. and operational data for the periods prior to October 12, 2016 is that of Mammoth Partners and its consolidated subsidiaries. These subsidiaries were formed or acquired between 2007 and 2016. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

In the course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.

In addition to the investigations and legal proceedings referenced in the risk factors above, from time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, indemnity claims, property damage and violation of federal or state securities laws. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Note 20. Commitments and Contingencies to our consolidated financial statements elsewhere in this annual report.

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

We provide pressure pumping services, well services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, Cana Woodford and Eagle Ford resource plays located in the continental U.S. We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Minnesota, Kentucky, California, Florida and Alberta, Canada. For the years ended December 31, 2019 and 2018, we generated approximately 43% and 17%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets and global or national health concerns have contributed to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have in the past precipitated and may in the future precipitate an economic slowdown. Concerns about global economic growth may have a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids can be sold, which could affect the ability of our customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

Our capital budget for 2020 is estimated to be up to $20 million depending upon industry conditions and our financial results. Since November 2014, we have funded our capital expenditures primarily with cash proceeds from our initial public offering, cash generated by operations, borrowings under our revolving credit facility and, in the case of our acquisitions in June 2017, the issuance of shares of our common stock. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. As of February 26, 2020, we had approximately $21 million of available borrowing capacity under our revolving credit facility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Revolving Credit Facility. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2020 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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

Our indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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

Our revolving credit facility provides, and any future credit facilities may provide, for fluctuating interest rates, which may increase or decrease our interest expense.

Our revolving credit facility provides for fluctuating interest rates, primarily based on the London interbank offered rate, or LIBOR, for deposits of U.S. dollars. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At December 31, 2019, we had $80 million borrowings outstanding under our revolving credit facility and availability under our credit facility was approximately $96 million, after giving effect to $9 million of outstanding letters of credit. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $0.8 million per year, based on $80 million outstanding and a weighted average interest rate of 4.05%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow may be adversely affected.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. On November 4, 2019, the Trump Administration submitted its formal notification of withdrawal to the United Nations. It is not clear what steps, if any, will be taken to negotiate a new agreement, or what terms would be included in such an agreement. In response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

Our business is dependent on our ability to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals (also called “proppants”) under pressure into formations to fracture the surrounding rock and stimulate production. There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the federal Safe Drinking Water Act, or SDWA, to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. In addition, several states and local jurisdictions in which we operate have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For a more detailed description, see “Business—Regulation—Regulation of Hydraulic Fracturing.”

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

In connection with our business operations, including the transportation and relocation of our energy service equipment, shipment of frac sand and general freight hauling, we operate trucks and other heavy equipment. As such, we operate as a motor carrier in providing certain of our services and therefore are subject to regulation by the United States Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials (HAZMAT). Our trucking operations are subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size. Interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Matters such as the weight and dimensions of equipment are also subject to federal and state regulations. From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

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

Wexford, through its affiliate MEH Sub LLC, and Gulfport beneficially own approximately 48.9% and 21.8%, respectively, of our outstanding common stock. As a result, each of Wexford and Gulfport can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford and one of our directors has been designated by Gulfport. This concentration of ownership and relationships with Wexford and Gulfport make it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford and Gulfport, and certain companies they control. The interests of Wexford and Gulfport with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition. We are currently involved in a lawsuit with Gulfport in which Gulfport is seeking to terminate our pressure pumping contract with it and receive certain alleged damages. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

A significant reduction by Wexford of its ownership interests in us could adversely affect us.

We believe that Wexford’s substantial ownership interest in us provides it with an economic incentive to assist us to be successful. Wexford is not subject to any obligation to maintain its ownership interest in us and may elect at any time to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If Wexford sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliates that serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations.

We have and will continue to incur increased costs and obligations as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. These include costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, The Nasdaq Global Select Market and the Financial Industry Regulatory Authority. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We estimate that we incur approximately $2.5 million of incremental costs per year associated with being a publicly traded company; however, it is possible that our incremental costs of being a publicly traded company will be higher than we currently estimate. As a non-emerging growth company, we have incurred and expect to continue to incur significant additional expenses and devote substantial management effort toward ensuring compliance with the enhanced requirements applicable to such companies, including Section 404 of the Sarbanes-Oxley Act. See “-Risks Related to Our Common Stock-We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to continue to comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.”

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

Prior to the completion of the IPO in October 2016, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $24.62 per share to a low of $1.22 per share during 2019. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

As of December 31, 2019, Wexford and Gulfport beneficially owned 48.9% and 21.8% shares of our common stock, respectively. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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
On July 16, 2018, our board of directors initiated a quarterly dividend policy on shares of our common stock payable quarterly beginning with the second quarter of 2018. In July 2019, as a result of oilfield market conditions and other factors, which include collections from PREPA, our board of directors suspended the quarterly cash dividend. The decision to pay dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination. Based on its evaluation of these factors, the board of directors may determine not to declare a dividend, or declare dividends at rates that are less than anticipated, either of which could reduce returns to our stockholders.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 16 properties, five located in Wisconsin, five located in Texas, four located in Ohio and two located in Oklahoma, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 50 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

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

Our natural sand proppant business mines, processes and sells high quality silica, a key input for the hydraulic fracturing of oil and gas wells, which we refer to as frac sand. All of our frac sand facilities are located in Wisconsin, with our Taylor facilities located in Jackson County, our Piranha facilities located in Barron County and our Muskie facilities located in Pierce County. Our frac sand facilities consist of three dry plants with a total permitted capacity of 5.7 million tons of sand per year, and two wet plants that supply two of the dry plants with Northern White silica sand, which we believe is some of the highest quality raw frac sand available. Our Muskie dry plant in Pierce County, Wisconsin also has a wet plant, but is currently supplied by washed sand that is purchased from a third party supplier.

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

Taylor. Our Taylor facilities are located in Taylor, Wisconsin and encompass a total of approximately 393 acres. The site contains a mine with 25.1 million tons of proven recoverable proppant sand reserves as of December 31, 2019, based on estimates prepared by John T. Boyd Company, our third party mining and geological consultant. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2019, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2019, our Taylor facility produced 0.9 million tons of sand. Our finished product is transported via truck to our transloading facility with rail access.

Piranha. Our Piranha facilities are located in New Auburn, Wisconsin and encompass a total of approximately 608 acres. The site contains 41.0 million tons of proven recoverable proppant sand reserves as of December 31, 2019, based on estimates prepared by John T. Boyd Company. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2019, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2019, our Piranha facility produced 1.0 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

Muskie. Our Muskie facilities are located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although we are currently purchasing washed sand from a third party supplier, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been temporarily idled since September 2018. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves.

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

We are capable of producing up to 5.7 million dry tons and 8.7 million washed tons of sand per year. The following tables provides information regarding our rated production capacities of our sand production facilities as of December 31, 2019:

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

Mineral Reserves

The quantity and nature of the mineral reserves for our Taylor and Piranha properties are estimated by our third-party geologists and mining engineers, while we internally track depletion rate on an interim basis. John T. Boyd Company, third party mining and geological consultants, estimated our proven sand reserves for our Taylor and Piranha properties as of December 31, 2019, 2018 and 2017. There were no reserves attributable to our Muskie properties as of December 31, 2019, 2018 and 2017. Our external mining and geological engineers will update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves.

	Estimated Proven Reserves (Thousands of Tons)
Mine Location	December 31, 2019	December 31, 2018	December 31, 2017
Taylor in Jackson County, Wisconsin	25,121	26,325	25,029
Piranha in Barron County, Wisconsin	41,001	42,358	38,150
Total	66,122	68,683	63,179

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

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2019 average monthly sales prices ranged from approximately $16 to $34 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Item 3. Legal Proceedings

We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve—Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. In the event that PREPA (i) does not have or does not obtain the funds necessary to satisfy its payment obligations to our subsidiary under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.” and “—The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our financial condition, results of operations and cash flows.”

In addition, due to the nature of our business, we are, from time to time, also involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes.

Except as described elsewhere in this annual report, in the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Market Information and Holders of Record

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on February 26, 2020, there were five holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of December 31, 2019, there were 3,656 beneficial holders of record of our common stock.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Dividends

On July 16, 2018, we initiated a quarterly dividend policy and declared our first quarterly cash dividend. Prior to this date, we had never declared or paid any cash dividends. In July 2019, as a result of oilfield market conditions and other factors, which include collections from PREPA, our board of directors suspended the quarterly cash dividend. The following table presents cash dividends paid during 2018 and 2019.

	Per Share	Total
		(in thousands)
2019
Paid on February 14, 2019	$0.125	$5,609
Paid on May 17, 2019	0.125	5,610
Total cash dividends	$0.25	$11,219
2018
Paid on August 14, 2018	$0.125	$5,595
Paid on November 15, 2018	0.125	5,606
Total cash dividends	$0.25	$11,201

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

Performance Graph

The following graph and table compares the cumulative total return of a $100 investment in our common stock from October 14, 2016, the date on which our stock began trading on the Nasdaq Global Select Market, through December 31, 2019, with the total cumulative return of a $100 investment in the Standard & Poors 500 Stock Index, the Dow Jones Industrial Average Market Index and the PHLX Oil Service Sector Index during that period.

	October 14, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Mammoth Energy Service, Inc.	$100.00	$114.63	$148.04	$135.60	$16.59
S&P 500 Stock Index	$100.00	$104.88	$125.25	$117.44	$151.35
Dow Jones Industrial Average Market Index	$100.00	$108.96	$136.28	$128.61	$157.34
PHLX Oil Service Sector Index	$100.00	$111.51	$90.74	$48.90	$47.50

This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC.

Item 6. Selected Financial Data

This section presents our selected historical consolidated financial data. The selected historical consolidated financial data presented below is not intended to replace our historical consolidated financial statements. You should read the following data along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this annual report.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The selected statements of comprehensive income (loss) and cash flow data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected statements of comprehensive income (loss) and cash flow data for the years ended December 31, 2016 and 2015 and selected balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements that are not included in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF COMPREHENSIVE INCOME (LOSS) DATA:	(in thousands, except per share data)
Total revenue	$625,012	$1,690,084	$691,496	$230,625	$367,937
Total cost and expenses	$753,395	$1,295,633	$628,725	$265,255	$383,710
Operating (loss) income	$(128,383)	$394,451	$62,771	$(34,630)	$(15,773)
Total other (income) expense	$37,258	$(5,223)	$(975)	$(3,938)	$(7,636)
(Loss) income before income taxes	$(91,125)	$389,228	$61,796	$(38,568)	$(23,409)
Net (loss) income	$(79,044)	$235,965	$58,964	$(92,453)	$(21,820)
Comprehensive (loss) income	$(78,269)	$234,545	$59,519	$(89,742)	$(26,635)

Net (loss) income per share (basic)	$(1.76)	$5.27	$1.42	$(2.94)	$(0.73)
Net (loss) income per share (diluted)	$(1.76)	$5.24	$1.42	$(2.94)	$(0.73)
Weighted average number of shares outstanding (basic)	45,011	44,750	41,548	31,500	30,000
Weighted average number of shares outstanding (diluted)	45,011	45,021	41,639	31,500	30,000
Cash dividends per common share	$0.25	$0.25	$—	$—	$—

Pro forma information (unaudited):
Net (loss) income, as reported				$(92,453)	$(21,820)
Taxes on income earned as a non-taxable entity				$15,224	$391
Taxes due to change to C corporation				$53,089	$—
Pro forma net loss				$(24,140)	$(21,429)
Pro forma loss per common share
Basic and diluted				$(0.56)	$(0.50)
Weighted average pro forma shares outstanding—basic and diluted				43,107	43,107

CASH FLOW DATA:
Cash flows (used in) provided by operations	$(95,318)	$386,668	$57,616	$29,689	$69,639
Cash flows used in investing activities	$(33,224)	$(211,955)	$(172,283)	$(7,718)	$(27,035)
Cash flows provided by (used in) financing activities	$66,702	$(112,592)	$91,049	$3,075	$(55,557)

	December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:	(in thousands)
Cash and cash equivalents	$5,872	$67,625	$5,637	$29,239	$4,039
Property, plant and equipment, net	$352,772	$436,699	$351,017	$242,120	$294,883
Total assets	$952,385	$1,073,091	$867,243	$502,362	$536,412
Total current liabilities	$130,397	$233,823	$219,988	$29,246	$25,433
Long-term debt	$80,000	$—	$99,900	$—	$95,000
Total liabilities	$283,644	$319,039	$359,447	$79,581	$122,465
Total equity	$668,741	$754,052	$507,796	$422,781	$413,947

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” and the section entitled “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, equipment rental, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling as well as rig moving services. In addition to these service divisions, we also provide coil tubing services, pressure control services, equipment rentals, full service transportation, crude oil hauling services, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

Our transformation towards an industrial based company is ongoing. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry and also commenced oilfield equipment manufacturing operations. The startup of oilfield equipment manufacturing operations provides us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The oilfield equipment manufacturing operations will initially serve our internal needs for our water transfer and equipment rental businesses, but we expect to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

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

On October 19, 2016, Mammoth Inc. closed its IPO of 7,750,000 shares of common stock, of which 7,500,000 shares were sold by Mammoth Inc. and the remaining 250,000 shares were sold by certain selling stockholders, at a price to the public of $15.00 per share. Mammoth Inc.’s common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” Mammoth Inc. was formed in June 2016, and did not conduct any material business operations prior to the completion of the IPO and the contribution described below completed on October 12, 2016 immediately prior to the IPO. Prior to the IPO, Mammoth Inc. was a wholly-owned subsidiary of the Partnership.

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

Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: infrastructure services; pressure pumping services; natural sand proppant services; and drilling services. For the year ended December 31, 2018, we identified three reportable segments consisting of infrastructure services, pressure pumping services and natural sand proppant services. Based on our assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, we changed our reportable segment presentation in 2019 to include drilling services, which includes Bison Drilling, Bison Trucking, Panther Drilling, Mako Acquisitions and White Wing Tubular, as its own reportable segment. Segment evaluation is determined on a quantitative basis based on a function of operating income (loss), as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The results of operations for 2018 and 2017 below have been retroactively adjusted to reflect this change in reportable segments.

Since the dates presented below, we have conducted our operations through the following entities:

Pressure Pumping Services Segment

•	Pressure Pumping—March 2012

•	Silverback Energy, formerly Logistics—November 2012

•	Barracuda—October 2014

•	Pumpdown—January 2015

•	Mr. Inspections—January 2015

•	Mammoth Equipment Leasing LLC—November 2016

•	Bison Sand Logistics LLC—January 2018

•	Aquahawk Energy LLC, or Aquahawk—June 2018

Infrastructure Services Segment

•	Cobra Acquisitions LLC, or Cobra—January 2017

•	Lion Power Services, formerly Cobra Energy LLC—January 2017

•	Higher Power Electrical LLC, or Higher Power—April 2017

•	5 Star Electric LLC, or 5 Star—July 2017

•	Dire Wolf Energy Services LLC—January 2018

•	Cobra Aviation LLC, or Cobra Aviation—January 2018

•	Cobra Logistics LLC—February 2018

•	Cobra Caribbean LLC—October 2018

•	Air Rescue Systems LLC, or ARS—December 2018

•	Python Equipment LLC—December 2018

•	Predator Aviation LLC—April 2019

•	Leopard Aviation—April 2019

Natural Sand Proppant Services Segment

•	Muskie Proppant—September 2011

•	Piranha Proppant LLC, or Piranha—May 2017

•	Sturgeon Acquisitions—June 2017

•	Taylor Frac—June 2017

•	Taylor Real Estate—June 2017

•	South River Road—June 2017

Drilling Services Segment

•	Bison Drilling—November 2010

•	Panther Drilling—December 2012

•	Bison Trucking—August 2013

•	White Wing—September 2014

•	Mako Acquisitions LLC—March 2017

Other

•	Sand Tiger—October 2007

•	Redback Energy Services—October 2011

•	Redback Coil Tubing—May 2012

•	WTL Oil LLC, or WTL, formerly Silverback—June 2016

•	Mammoth Energy Partners, LLC—June 2016

•	Stingray Energy Services LLC, or Stingray Energy Services—June 2017

•	Stingray Cementing LLC—June 2017

•	Tiger Shark Logistics LLC—October 2017

•	Black Mamba Energy LLC—March 2018

•	Stingray Cementing and Acidizing, formerly RTS Energy Services LLC—June 2018

•	Ivory Freight Solutions LLC—July 2018

•	IFX Transport LLC—December 2018

•	Anaconda Manufacturing LLC—September 2019

•	Aquawolf LLC—September 2019

Revolving Credit Facility

As of December 31, 2019, our revolving credit facility contained two financial covenants: a minimum interest coverage ratio (3.0 to 1.0) and a maximum leverage ratio (4.0 to 1.0). As of December 31, 2019, we were in compliance with the financial covenants under our revolving credit facility. However, we believe that our adjusted EBITDA for the trailing four fiscal quarters would have resulted in a breach of the maximum leverage ratio and/or the interest coverage ratio as early as the end of the first quarter of 2020 if we did not receive payments due from PREPA before the end of such quarter. As we believe that such payments from PREPA are unlikely to be received by March 31, 2020, on February 26, 2020, we amended our revolving credit facility to, among other things, (i) amend our financial covenants, (ii) decrease the maximum revolving advance amount from $185 million to $130 million, (iii) decrease the amount that the maximum revolving advance can be increased to (the accordion) from $350 million to $180 million, (iv) increase the applicable margin ranges from 2.00% to 2.50% per annum in the case of the alternate base rate and from 3.00% to 3.50% per annum in the case of LIBOR, (v) increase the aggregate amount of permitted asset dispositions, and (vi) permit certain sale-leaseback transactions. For additional information regarding the amendments to our revolving credit facility, see “—Our Revolving Credit Facility” below.

2019 Highlights

•
Net loss of $79 million, or $1.76 per diluted share, and adjusted net loss of $38 million, or $0.85 per diluted share, for the year ended December 31, 2019. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted net loss.

•	Adjusted EBITDA of $77 million for the year ended December 31, 2019. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•
Paid cash dividends of $0.25 per share. Beginning with the second quarter of 2019, we suspended the quarterly cash dividend in response to oilfield market conditions and other factors, which include collections from PREPA.

•	Formed an infrastructure engineering company focused on the transmission and distribution industry and commenced oilfield equipment manufacturing operations.

•	Hired a new president for our infrastructure division and recently added experienced industry personnel to key management positions.

Overview of Our Industries

Energy Infrastructure Industry

Our infrastructure services business provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. We offer a broad range of services on electric transmission and distribution, or T&D, networks and substation facilities, which include construction, upgrade, maintenance and repair of high voltage transmission lines, substations and lower voltage overhead and underground distribution systems. Our commercial services include the installation, maintenance and repair of commercial wiring. We also provide storm repair and restoration services in response to storms and other disasters. We provide infrastructure services primarily in the northeast, southwest and midwest portions of the United States.

We currently have agreements in place with private utilities, public IOUs and Co-Ops. Since we commenced operations in this line of business, substantially all of our infrastructure revenues has been generated from storm restoration work, primarily from PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019.

As of December 31, 2019, PREPA owed us approximately $227 million for services we performed, excluding $42 million of interest charged on these delinquent balances as of December 31, 2019. See Note 2. Summary of Significant Accounting Policies-Accounts Receivable to our consolidated financial statements included elsewhere in this annual report. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA. PREPA filed a motion to stay our motion on the ground that the ongoing criminal proceedings described below against the former president of Cobra and two other individuals may affect our recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay our motion and, on February 3, 2020, extended the stay until a status conference to be held on June 17, 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Since the completion of our work in Puerto Rico on March 31, 2019, we focused on right-sizing our infrastructure operations and performing required maintenance on our equipment, which had been subjected to harsh working conditions. This process, with its associated costs, was completed during the fourth quarter of 2019.

Demand for our infrastructure services in the continental United States has increased since we began operations in 2017. We had a total of approximately 140 transmission and distribution crews as of December 31, 2019, as compared to approximately 105 at December 31, 2018 and approximately 50 at December 31, 2017. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. We recently hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. Over the past several years, commodity prices, particularly oil, has seen significant volatility with pricing ranging from a high of $110.53 per barrel on September 6, 2013 to a low of $26.19 per barrel on February 11, 2016. During 2019, oil prices fluctuated between a low of $45.41 on January 1, 2019 and a high of $66.30 on April 23, 2019, and averaged $57.03 per barrel for the year. Certain factors related to world politics and major oil producers caused fluctuations in the oil price during 2019. However, overall, the price of oil stayed relatively stable throughout the year.

We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. We experienced a weakening in demand for our oilfield services beginning in the third quarter of 2019, which continued throughout the fourth quarter of 2019 as a result of budget exhaustion and capital discipline from our customers. In addition, other factors, including access to capital and the need to refinance or repay maturing debt, have had a significant influence on some of our customers' capital budgets and activity levels. While we still expect commodity prices to be the primary driver of capex spending and industry activity levels in the future, other factors may play a significant role in the ultimate level of capex spending by the companies that use our completion and production, natural sand proppant and directional drilling businesses.

During 2019, we experienced lower utilization rates and pricing for our oil and natural gas services, including our pressure pumping, contract drilling, coil tubing and directional drilling equipment and services, as compared to 2018. Further, in response to market conditions, in July 2019 we temporarily shut down our cementing and acidizing operations and flowback operations. Additionally, in December 2019 we temporarily shut down our contract drilling operations. We continue to monitor the market to determine if and when we can recommence these services. Based on current feedback from our exploration and production customers, we expect them to take a cautious approach to activity levels in 2020 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oil field businesses. Although we believe the reported retirement of equipment across the industry is beginning to help the market, pricing and utilization for our oil field businesses are, and are expected to remain depressed for the foreseeable future. We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. We believe this action is without merit and will vigorously defend the lawsuit. However, the termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable or greater levels of service from other customers, would result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Natural Sand Proppant Industry
In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth.

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline and budget exhaustion, caused the frac sand market to become oversupplied, particularly in finer grades, during the second half of 2019. With the frac sand market oversupplied, pricing for certain grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance and reduce the number of industry participants. Nevertheless, demand for our sand declined significantly in the second half of 2019 as a result of increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

During the first half of 2018, constraints in the rail system adversely impacted frac sand deliveries from our Taylor sand facility in Jackson County, Wisconsin. As a result, we estimate production at our Taylor facility was 23% lower during the first half of 2018 than it would have been in the absence of these constraints. These rail system constraints were largely alleviated during the third quarter of 2018 and we do not believe they had an impact on our operations in 2019. Production at our Piranha facility was not impacted by these rail constraints.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at 20% to 25% capacity. Our contracted capacity has provided a strong baseline of business, which has kept our Taylor and Piranha plants operating and our costs low. Our blended production costs have declined 24% from $15.54 during 2018 to $11.82 during 2019.

Our subsidiary Muskie Proppant is a party to a contract with Gulfport under which we sell and deliver specified amounts of sand to Gulfport. The agreement, as amended, has a term ending in December 2021. This agreement is not subject to the current disputes with Gulfport regarding the our pressure pumping contract.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Years Ended
	December 31, 2019	December 31, 2018
Revenue:	(in thousands)
Infrastructure services	$214,449	$1,082,371
Pressure pumping services	246,350	369,492
Natural sand proppant services	99,590	168,275
Drilling services	32,226	66,653
Other services	69,300	83,710
Eliminations	(36,903)	(80,417)
Total revenue	625,012	1,690,084

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $31,424 and $20,485, respectively, for 2019 and 2018)	171,756	610,600
Pressure pumping services (exclusive of depreciation and amortization of $40,198 and $51,417, respectively, for 2019 and 2018)	209,724	293,661
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $14,039 and $13,512, respectively, for 2019 and 2018)	90,179	132,817
Drilling services (exclusive of depreciation and amortization of $13,250 and $18,229, respectively, for 2019 and 2018)	36,809	60,802
Other services (exclusive of depreciation and amortization of $18,029 and $16,151, respectively, for 2019 and 2018)	72,283	76,314
Eliminations	(36,963)	(80,390)
Total cost of revenue	543,788	1,093,804
Selling, general and administrative expenses	51,552	73,097
Depreciation, depletion, amortization and accretion	117,033	119,877
Impairment of goodwill	33,664	3,203
Impairment of other long-lived assets	7,358	5,652
Operating (loss) income	(128,383)	394,451
Interest expense, net	(4,958)	(3,187)
Other income (expense), net	42,216	(2,036)
(Loss) income before income taxes	(91,125)	389,228
(Benefit) provision for income taxes	(12,081)	153,263
Net (loss) income	$(79,044)	$235,965

Revenue. Revenue for 2019 decreased $1.1 billion, or 63%, to $625 million from $1.7 billion for 2018. The decline in total revenue is primarily attributable to a $868 million decrease in infrastructure services revenue, representing 81% of the overall decrease. Additionally, pressure pumping services and natural sand proppant services revenue decreased $123 million and $68 million, respectively, representing 12% and 6% of the overall decrease. Revenue derived from related parties was $130 million, or 21% of our total revenue, for 2019 and $143 million, or 8% of our total revenue, for 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $868 million, or 80%, to $214 million for 2019 from $1.1 billion for 2018 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see “Overview of Our Industries - Electrical Infrastructure Industry” above. Revenue from our operations in the continental United States increased $58 million, or 96%, to $118 million for 2019 from $60 million for 2018.

Pressure Pumping Services. Pressure pumping services division revenue decreased $123 million, or 33%, to $246 million for 2019 from $369 million for 2018. Revenue derived from related parties was $91 million, or 37% of total pressure pumping revenue, for 2019 and $96 million, or 26% of total pressure pumping revenue, for 2018. Substantially all of our related party revenue is derived from Gulfport under a pressure pumping contract. For additional information regarding the status of this contract, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report. Intersegment revenue, consisting primarily of revenue derived from our sand segment, totaled $4 million and $7 million, respectively, for 2019 and 2018.

The decrease in our pressure pumping services revenue was primarily driven by a decline in pricing as well as a decline in utilization. The number of stages completed decreased 14% to 5,378 for 2019 from 6,245 for 2018. An average of 2.4 of our fleets were active throughout 2019 compared to 3.6 fleets for 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $68 million, or 40%, to $100 million for 2019, from $168 million for 2018. Revenue derived from related parties was $28 million, or 28% of total sand revenue, for 2019 and $25 million, or 15% of total sand revenue, for 2018. All of our related party revenue is derived from Gulfport under a contract effective through December 31, 2021. Intersegment revenue, consisting primarily of revenue derived from our pressure pumping segment, totaled $30 million, or 30% of total sand revenue, for 2019 and $67 million, or 40% of total sand revenue, for 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 25% decline in tons of sand sold from approximately 2.7 million tons in 2018 to 2.0 million tons in 2019 coupled with a 24% decline in average price per ton of sand sold from $39.16 in 2018 to $29.70 in 2019.

Drilling Services. Drilling services division revenue decreased $35 million, or 52%, to $32 million for 2019, from $67 million for 2018. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was $1 million for each of 2019 and 2018. The decline in our drilling services revenue was primarily attributable to decreases in revenue for our contract land drilling and directional drilling businesses of $19 million and $11 million, respectively, due to declines in utilization. Our average active rigs decreased from 4.3 in 2018 to 1.4 in 2019. Directional drilling utilization declined from 49% in 2018 to 30% in 2019.

Other Services. Revenue from other services, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling, full service transportation and remote accommodation businesses, decreased $15 million, or 18%, to $69 million for 2019 from $84 million for 2018. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $9 million, or 13% of total other services revenue, for 2019 and $21 million, or 25% of total other services revenue, for 2018. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $2 million and $6 million, respectively, for 2019 and 2018.

The decrease in other services revenue was primarily due to a decline in utilization from 39% in 2018 to 17% in 2019 for our coil tubing business. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the third quarter of 2019 resulting in a decline in revenue. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These decreases were partially offset by an increase in activity for our equipment rental business. An average of 557 pieces of equipment were rented during 2019, an increase of 41% from 395 pieces of equipment rented during 2018.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $550 million from $1.1 billion, or 65% of total revenue, for 2018 to $544 million, or 87% of total revenue, for 2019. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $439 million from $611 million for 2018 to $172 million for 2019. The decline is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $31 million in 2019 and $20 million in 2018, was 80% and 56%, respectively, for 2019 and 2018.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $84 million, or 29%, from $294 million for 2018 to $210 million for 2019 primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $40 million in 2019 and $51 million in 2018, was 85% and 79%, respectively, for 2019 and 2018. The increase in costs as a percentage of revenue was primarily due to a decline in utilization.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $43 million, or 32%, from $133 million for 2018 to $90 million for 2019 primarily due to a decrease in cost of goods sold as well as a 24% decline in production costs per ton of sand. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $14 million in both 2019 and 2018, was 91% and 79%, respectively, for 2019 and 2018. The increase in cost as a percentage of revenue is primarily due to a 24% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $24 million, or 39%, from $61 million for 2018 to $37 million for 2019 primarily due a decline in activity for our contract land drilling and directional drilling businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $13 million in 2019 and $18 million in 2018, was 114% and 91%, respectively, for 2019 and 2018. The increase is primarily due to an increase in labor-related costs as a percentage of revenue.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $4 million, or 5%, from $76 million for 2018 to $72 million for 2019 primarily due to a decline in costs for our coil tubing business as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the third quarter of 2019 resulting in a decline in cost of revenue. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These declines were partially offset by an increase in costs for our equipment rental and crude oil hauling businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $18 million and $16 million in 2019 and 2018, was 104% and 91%, respectively, for 2019 and 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2019	December 31, 2018
Cash expenses:
Compensation and benefits	$19,364	$42,950
Professional services	17,128	11,854
Other(a)	10,300	10,718
Total cash SG&A expense	46,792	65,522
Non-cash expenses:
Bad debt provision(b)	1,434	(14,578)
Equity based compensation(c)	—	17,487
Stock based compensation	3,326	4,666
Total non-cash SG&A expense	4,760	7,575
Total SG&A expense	$51,552	$73,097

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.
During the year ended December 31, 2018, we received payment for amounts previously reserved in 2017. As a result, during the year ended December 31, 2018, we reversed bad debt expense of $16 million recognized in 2017.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $3 million, or 2%, to $117 million for 2019 from $120 million in 2018. The decrease is primarily due to a decline in intangible asset amortization expense partially offset by an increase in property and equipment depreciation expense.

Impairment of Goodwill. We recorded impairment of goodwill of $34 million and $3 million, respectively, in 2019 and 2018. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2019, resulting in impairment expense of $30 million. During 2019, we temporarily shut down our cementing and acidizing operations, resulting in impairment of goodwill totaling $3 million. We recorded expense of $3 million in 2018 related to impairment of goodwill as a result of the movement of certain cementing equipment from the Utica Shale to the Permian Basin.

Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $7 million and $6 million, respectively, in 2019 and 2018. During 2019, we temporarily shut down our our flowback operations, resulting in fixed asset impairments of $4 million during 2019. Additionally, we recorded impairment expense $3 million related to specified drilling rigs and $1 million related to WTL's customer relationship intangible asset during 2019. We recorded impairment expense of $4 million related to specified drilling rigs in 2018 and $1 million related to impairment of intangible assets as a result of the movement of certain cementing equipment from the Utica shale to the Permian basin.

Operating (Loss) Income. Operating income decreased $522 million to an operating loss of $128 million for 2019 compared to operating income of $394 million for 2018. The decrease is primarily due to a $438 million decline in operating income for our infrastructure services division due to a decline in activity.

Interest Expense, net. Interest expense, net increased $2 million to $5 million during 2019 compared to $3 million during 2018 primarily due to an increase in average borrowings outstanding under our revolving credit facility.

Other Income (Expense), net. Other income, net increased $44 million during 2019 compared to 2018 primarily due to the recognition of interest on trade accounts receivable totaling $42 million pursuant to the terms of our contracts with PREPA.

Income Taxes. During 2019, we recorded an income tax benefit of $12 million on pre-tax loss of $91 million compared to income tax expense of $153 million on pre-tax income of $389 million for 2018. Our effective tax rate was 13.3% for 2019 compared to 39.4% for 2018. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as return to provision adjustments, goodwill impairment and equity based compensation that may not be consistent from year to year. See Note 14 to our consolidated financial statements for additional detail regarding our change in tax expense.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended
	December 31, 2018	December 31, 2017
Revenue:	(in thousands)
Infrastructure services	$1,082,371	$224,425
Pressure pumping services	369,492	279,352
Natural sand proppant services	168,275	117,037
Drilling services	66,653	50,521
Other services	83,710	51,728
Eliminations	(80,417)	(31,567)
Total revenue	1,690,084	691,496

Cost of Revenue:
Infrastructure services (exclusive of depreciation and amortization of $20,485 and $3,181, respectively, for 2018 and 2017)	610,600	121,560
Pressure pumping services (exclusive of depreciation and amortization of $51,417 and $45,381, respectively, for 2018 and 2017)	293,661	211,236
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $13,512 and $9,389, respectively, for 2018 and 2017)	132,817	92,780
Drilling services (exclusive of depreciation and amortization of $18,229 and $19,630, respectively, for 2018 and 2017)	60,802	46,847
Other services (exclusive of depreciation and amortization of $16,151 and $14,494, respectively, for 2018 and 2017)	76,314	41,678
Eliminations	(80,390)	(31,532)
Total cost of revenue	1,093,804	482,569
Selling, general and administrative expenses	73,097	49,886
Depreciation, depletion, amortization and accretion	119,877	92,124
Impairment of goodwill	3,203	—
Impairment of other long-lived assets	5,652	4,146
Operating income	394,451	62,771
Interest expense, net	(3,187)	(4,310)
Bargain purchase gain	—	4,012
Other expense, net	(2,036)	(677)
Income before income taxes	389,228	61,796
Provision for income taxes	153,263	2,832
Net income	$235,965	$58,964

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

Infrastructure Services. Infrastructure services division revenue increased $858 million, or 382%, to $1 billion for 2018 from $224 million for 2017. For 2018 and 2017, we generated 94% and 90%, respectively, of total infrastructure services revenue from our contracts with PREPA for repairs to and reconstruction of Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see “Overview of Our Industries - Electrical Infrastructure Industry” above.

Pressure Pumping Services. Pressure pumping services division revenue increased $90 million, or 32%, to $369 million for 2018 from $279 million for 2017. Revenue derived from related parties was $96 million, or 26% of total pressure pumping revenue, for 2018 and $144 million, or 52% of total pressure pumping revenue, for 2017. Substantially all of our related party revenue was derived from Gulfport under a pressure pumping contract. For additional information regarding the status of this contract, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report. Intersegment revenue, consisting primarily of revenue derived from our sand segment, was $7 million and $2 million, respectively, for 2018 and 2017.

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

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $51 million, or 44%, to $168 million for 2018, from $117 million for 2017. Revenue derived from related parties was $25 million, or 15% of total sand revenues, for 2018 and $43 million, or 37% of total sand revenues, for 2017. Substantially all of our related party revenue was derived from Gulfport under a contract effective through December 31, 2021. Intersegment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $67 million, or 40% of total sand revenue, for 2018 and $27 million, or 23% of total sand revenue, for 2017.

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

Drilling Services. Drilling services division revenue increased $16 million, or 31%, to $67 million for 2018, from $51 million for 2017. Revenue derived from related parties, consisting primarily of directional drilling revenue from Gulfport and El Toro Resources LLC, was $1 million and $4 million, respectively, for 2018 and 2017. Revenue for our directional drilling services increased $13 million in 2018 compared to 2017 primarily due to an increase in utilization from 27% in 2017 to 49% in 2018.

Other Services. Revenue from other services, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, equipment rental and remote accommodation businesses, increased $32 million, or 62%, to $84 million for 2018 from $52 million for 2017. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was $21 million, or 25% of total other services revenue, for 2018 and $18 million, or 35% of total other services revenue, for 2017. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, was $6 million and $2 million, respectively for 2018 and 2017.

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

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $611 million from $483 million, or 70% of total revenue, for 2017 to $1.1 billion, or 65% of total revenue, for 2018. The increase was primarily due to an expansion of our service offerings into the infrastructure services business, which represented a $489 million increase in cost of revenue, as well as an increase in pressure pumping division costs of $83 million, primarily related to the addition of three new fleets in 2017. Cost of revenue by division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $489 million from $122 million for 2017 to $611 million for 2018. The increase is due to the expansion of our infrastructure business in late 2017 and 2018. The largest components of our cost of revenue include labor-related costs, contract labor and travel, meals and lodging expense. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $20 million in 2018 and $3 million in 2017, was 56% and 54%, respectively, for 2018 and 2017.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, increased $83 million, or 39%, from $211 million for 2017 to $294 million for 2018. The increase was primarily due to the expansion of services into the SCOOP/STACK and Permian Basin with the addition of three fleets in 2017. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $51 million in 2018 and $45 million in 2017, was 79% and 76%, respectively, for 2018 and 2017. The increase in costs as a percentage of revenue was primarily due to an increase in cost of goods sold as a result of selling sand with our service package to customers in the mid-continent region.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $40 million, or 43%, from $93 million for 2017 to $133 million for 2018 primarily due to an increase in cost of goods sold as a result of a 59% increase in tons of sand sold in 2018 compared to 2017, partially offset by a decrease in production costs per ton of sand in 2018. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $14 million in 2018 and $9 million in 2017, was 79% for both 2018 and 2017.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation and amortization expense, increased $14 million, or 30%, from $47 million for 2017 to $61 million for 2018 primarily due to an increase in costs for our directional drilling business due to increased utilization. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $18 million in 2018 and $20 million in 2017, was 91% and 93%, respectively, for 2018 and 2017.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, increased $34 million, or 81%, from $42 million for 2017 to $76 million for 2018, primarily due to the acquisition of Stingray Cementing and Stingray Energy, partially offset by a decline in costs for our remote accommodations business and declines in labor-related costs and repairs and maintenance expense for our coil tubing and flowback businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16 million in 2018 and $14 million in 2017, was 91% and 81%, respectively, for 2018 and 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. These expenses increased $23 million, or 47%, to $73 million for 2018, from $50 million for 2017. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

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

b.
During the year ended December 31, 2018, we received payment for amounts reserved in 2017. As a result, during the year ended December 31, 2018, we reversed bad debt expense of $16 million recognized in 2017.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, accretion and amortization increased $28 million, or 30%, to $120 million for 2018 from $92 million in 2017. The increase is primarily attributable to an increase in property and equipment purchases in the second half of 2017 and 2018, resulting in increased depreciation expense. Additionally, depletion expense increased in 2018 as a result of the Chieftain assets purchased in 2017.

Impairment of Goodwill. We recorded expense of $3 million in 2018 related to impairment of goodwill as a result of the movement of certain cementing equipment from the Utica Shale to the Permian Basin.

Impairment of Other Long-lived Assets. We recorded an impairment of other long-lived assets of $6 million in 2018, of which $4 million related to specified drilling rigs and $1 million related to impairment of intangible assets as a result of the movement of certain cementing equipment from the Utica Shale to the Permian Basin. Impairments were $4 million in 2017, primarily related to specified drilling rig assets.

Operating Income (Loss). Operating income increased $331 million, or 525%, to $394 million for 2018 compared to $63 million for 2017. The increase was primarily the result of an expansion of our infrastructure businesses, which accounted for $346 million of the increase in operating income and a $9 million increase in natural sand proppant operating income. These were partially offset by a $19 million decrease in pressure pumping operating income primarily due to the recognition of non-cash equity compensation expense during 2018.

Interest Expense, net. Interest expense, net decreased $1 million, or 26%, to $3 million during 2018 compared to $4 million during 2017. The decline in interest expense was attributable to a decrease in average borrowings on our credit facility during 2018 compared to 2017.

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

Income Taxes. During 2018, we recorded income tax expense of $153 million on pre-tax income of $389 million compared to income tax expense of $3 million on pre-tax loss of $62 million for 2017. Our effective tax rate was 39.4% for 2018 and 4.9% for 2017. 2017 included the recognition of a $31 million credit related to the Tax Act enacted in 2017. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as equity based compensation that may not be consistent from year to year. See Note 14 to our consolidated financial statements for additional detail regarding our change in tax expense.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, impairment of long-lived assets, inventory obsolescence charges, acquisition related costs, public offering costs, equity based compensation, stock based compensation, bargain purchase gain, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on delinquent accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2019	2018	2017
Net (loss) income	$(79,044)	$235,965	$58,964
Depreciation, depletion, amortization and accretion	117,033	119,877	92,124
Impairment of goodwill	33,664	3,203	—
Impairment of other long-lived assets	7,358	5,652	4,146
Inventory obsolescence charges	1,349	—	—
Acquisition related costs	45	191	2,506
Public offering costs	—	982	—
Equity based compensation	—	17,487	—
Stock based compensation	4,177	5,425	3,741
Bargain purchase gain	—	—	(4,012)
Interest expense, net	4,958	3,187	4,310
Other (income) expense, net	(42,216)	2,036	677
(Benefit) provision for income taxes	(12,081)	153,263	2,832
Interest on delinquent accounts receivable	42,040	—	—
Adjusted EBITDA	$77,283	$547,268	$165,288

Infrastructure Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income:	2019	2018	2017
Net income	$17,108	$319,940	$48,537
Depreciation, depletion, amortization and accretion	31,451	20,516	3,185
Impairment of goodwill	434	—	—
Impairment of other long-lived assets	—	308	—
Acquisition related costs	12	58	98
Public offering costs	—	473	—
Stock based compensation	870	2,089	345
Interest expense	1,689	423	241
Other (income) expense, net	(42,787)	573	6
Provision for income taxes	9,408	102,885	29,290
Interest on delinquent accounts receivable	42,040	—	—
Adjusted EBITDA	$60,225	$447,265	$81,702

Pressure Pumping Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2017
Net (loss) income	$(39,893)	$(7,165)	$11,451
Depreciation, depletion, amortization and accretion	40,240	51,487	45,413
Impairment of goodwill	23,423	—	—
Impairment of other long-lived assets	—	143	—
Acquisition related costs	18	39	1
Public offering costs	—	264	—
Equity based compensation	—	17,487	—
Stock based compensation	1,700	1,612	1,641
Interest expense	1,283	1,171	1,622
Other expense, net	580	434	129
Adjusted EBITDA	$27,351	$65,472	$60,257

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2017
Net (loss) income	$(12,589)	$14,962	$9,474
Depreciation, depletion, amortization and accretion	14,050	13,519	9,394
Impairment of goodwill	2,684	—	—
Impairment of other long-lived assets	—	—	324
Acquisition related costs	8	(38)	2,163
Public offering costs	—	144	—
Stock based compensation	812	783	708
Bargain purchase gain	—	—	(4,012)
Interest expense	193	234	679
Other expense, net	67	525	211
Benefit for income taxes	—	—	(4)
Adjusted EBITDA	$5,225	$30,129	$18,937

Drilling Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2017
Net loss	$(25,751)	$(22,987)	$(27,244)
Depreciation, depletion, amortization and accretion	13,255	18,233	19,635
Impairment of other long-lived assets	2,955	3,966	3,822
Acquisition related costs	2	—	8
Public offering costs	—	45	—
Stock based compensation	361	576	507
Interest expense, net	907	835	1,695
Other (income) expense, net	(109)	461	256
Adjusted EBITDA	$(8,380)	$1,129	$(1,321)

Other Services(a)

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2019	2018	2017
Net (loss) income	$(17,980)	$(68,758)	$16,780
Depreciation, depletion, amortization and accretion	18,037	16,122	14,497
Impairment of goodwill	7,123	3,203	—
Impairment of other long-lived assets	4,403	1,235	—
Inventory obsolescence charges	1,349	—	—
Acquisition related costs	5	132	237
Public offering costs	—	56	—
Stock based compensation	434	365	539
Interest expense, net	886	524	73
Other expense, net	33	43	75
(Benefit) provision for income taxes	(21,488)	50,378	(26,454)
Adjusted EBITDA	$(7,198)	$3,300	$5,747

a.
Includes results for our coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation and remote accommodations services and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share

Adjusted net (loss) income and adjusted basic and diluted (loss) earnings per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company's performance by excluding certain non-cash charges, such as impairment expense and equity based compensation, that may not be indicative of the Company's ongoing operating results. Adjusted net (loss) income and adjusted (loss) earnings per share should not be considered in isolation or as a substitute for net (loss) income and (loss) earnings per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net (loss) income and adjusted (loss) earnings per share to the GAAP financial measures of net (loss) income and (loss) earnings per share for the periods specified.

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(79,044)	$235,965	$58,964
Impairment of goodwill	33,664	3,203	—
Impairment of other long-lived assets	7,358	5,652	4,146
Equity based compensation	—	17,487	—
Adjusted net (loss) income	$(38,022)	$262,307	$63,110

Basic (loss) earnings per share, as reported	$(1.76)	$5.27	$1.42
Impairment of goodwill	0.75	0.07	—
Impairment of other long-lived assets	0.16	0.13	0.10
Equity based compensation	—	0.39	—
Adjusted basic (loss) earnings per share	$(0.85)	$5.86	$1.52

Diluted (loss) earnings per share, as reported	$(1.76)	$5.24	$1.42
Impairment of goodwill	0.75	0.07	—
Impairment of other long-lived assets	0.16	0.13	0.10
Equity based compensation	—	0.39	—
Adjusted diluted (loss) earnings per share	$(0.85)	$5.83	$1.52

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services, to acquire complementary businesses and to pay dividends to our stockholders. In July 2019, as a result of oilfield market conditions as well as other factors, which include collections from PREPA, our board of directors suspended the quarterly cash dividend. Future declaration of cash dividends are subject to approval by our board of directors and may be adjusted at its discretion based on market conditions and capital availability.

As of December 31, 2019, we had outstanding borrowing under our revolving credit facility of $80 million.

The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$5,872	$67,625
Revolving credit facility availability	184,809	184,233
Less borrowings	(80,000)	—
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (environmental remediation)	(4,182)	(3,877)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	270,711	148,108
Total	$372,650	$391,529

a.
Net working capital (less cash) is a non-GAAP measure and, as of December 31, 2019, is calculated by subtracting total current liabilities of $130 million and cash and cash equivalents of $6 million from total current assets of $407 million. As of December 31, 2018, net working capital (less cash) is calculated by subtracting total current liabilities of $234 million and cash and cash equivalents of $68 million from total current assets of $450 million.

As of February 26, 2020, we had $87 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $21 million of available borrowing capacity under this facility, after giving effect to our recent amendment that reduced the maximum revolving advance amount to $130 million. The available borrowing capacity is reduced by (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit.

Liquidity and Cash Flows
The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by operating activities	$(95,318)	$386,668	$57,616
Net cash used in investing activities	(33,224)	(211,955)	(172,283)
Net cash provided by (used in) financing activities	66,702	(112,592)	91,049
Effect of foreign exchange rate on cash	87	(133)	16
Net change in cash	$(61,753)	$61,988	$(23,602)
Operating Activities

Net cash (used in) provided by operating activities was ($95) million, $387 million and $58 million, respectively, for the years ended December 31, 2019, 2018 and 2017. The decrease in operating cash flows from 2018 to 2019 was primarily attributable to a decline in activity for our infrastructure services segment as well as a timing difference between cash outflows for income tax payments and cash inflows for accounts receivable. The increase in operating cash flows from 2017 to 2018 was primarily attributable to an increase in net income as a result of the expansion of our infrastructure services business.

Investing Activities

Net cash used in investing activities was $33 million, $212 million and $172 million, respectively, for the years ended December 31, 2019, 2018 and 2017. Net cash used for acquisitions totaled $21 million and $42 million, respectively, for 2018 and 2017. The Company did not make any acquisitions during 2019. Substantially all remaining cash used in investing activities was used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Infrastructure services(a)	$5,643	$100,701	$20,144
Pressure pumping services(b)	14,703	33,774	85,853
Natural sand proppant services(c)	2,877	17,935	16,376
Drilling services(d)	3,156	13,398	8,927
Other(e)	9,382	26,135	2,553
Total capital expenditures	$35,761	$191,943	$133,853

a.	Capital expenditures primarily for truck, tooling and equipment purchases for new infrastructure crews for the years ended December 31, 2019, 2018 and 2017.

b.
Capital expenditures primarily for pressure pumping equipment, including three new fleets, for the year ended December 31, 2017 and various pressure pumping and water transfer equipment for the years ended December 31, 2019 and 2018.

c.	Capital expenditures primarily for the upgrade and expansion of our plants for the years ended December 31, 2018 and 2017 and maintenance for the year ended December 31, 2019.

d.	Capital expenditures primarily for upgrades to our rig fleet and purchases of directional drilling equipment for the years ended December 31, 2019, 2018 and 2017.

e.
Capital expenditures primarily for equipment for our equipment rental and crude hauling businesses for the years ended December 31, 2019 and 2018 and various equipment for the year ended December 31, 2017.

Financing Activities

Net cash provided by (used in) financing activities was $67 million, ($113) million and $91 million, respectively, for the years ended December 31, 2019, 2018 and 2017. Net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net borrowings under our revolving credit facility of $80 million, partially offset by dividends paid of $11 million. Net cash used in financing activities for the year ended December 31, 2018 was primarily attributable to net repayments under our revolving credit facility of $100 million and cash dividends paid totaling $11 million. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to net borrowings under our revolving credit facility of $100 million, which was partially offset by the repayment of acquiree debt of $9 million.

Effect of Foreign Exchange Rate on Cash

The effect of foreign exchange rate on cash was $0.1 million, ($0.1) million and a nominal amount, respectively, for the years ended December 31, 2019, 2018 and 2017. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

Our working capital totaled $277 million and $216 million, respectively, at December 31, 2019 and 2018. Our cash balances totaled $6 million and $68 million, respectively, at December 31, 2019 and 2018.

Our Revolving Credit Facility

On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, which among other things, (i) extended the maturity date to October 19, 2023, (ii) increased the maximum revolving advance amount to $185 million, with the ability to further increase the maximum revolving advance amount to $350 million under certain circumstances, (iii) increased the letter of credit sublimit to 20% of the maximum revolving advance amount and (iv) decreased the interest rates applicable to loans. On November 5, 2019, we entered into a first amendment to our amended and restated revolving credit facility, to amend the interest coverage ratio definition to give accrual treatment to certain cash taxes included in the ratio calculation. As a result, certain cash tax payments that were made in 2019 were treated as if they were made in 2018, the year in which the income related to such tax payments was actually received. As of December 31, 2019, we were in compliance with the financial covenants under our revolving credit facility. However, we believe that our adjusted EBITDA for the trailing four fiscal quarters would have resulted in a breach of the maximum leverage ratio and/or the interest coverage ratio as early as the end of the first quarter of 2020 if we did not receive payments due from PREPA before the end of such quarter. As we believe that such payments from PREPA are unlikely to be received by March 31, 2020, on February 26, 2020, we further amended our revolving credit facility to, among other things, (i) amend our financial covenants, as outlined below, (ii) decrease the maximum revolving advance amount from $185 million to $130 million, (iii) decrease the amount that the maximum revolving advance can be increased to (the accordion) from $350 million to $180 million, (iv) increase the applicable margin ranges from 2.00% to 2.50% per annum in the case of the alternate base rate and from 3.00% to 3.50% per annum in the case of LIBOR, (v) increase the aggregate amount of permitted asset dispositions, and (vi) permit certain sale-leaseback transactions.

The financial covenants under our revolving credit facility were amended as follows:

•	the minimum interest coverage ratio of 3.0 to 1.0 was eliminated;

•	the maximum leverage coverage ratio of 4.0 to 1.0 was eliminated for the first two fiscal quarters of 2020 and, beginning with the fiscal quarter ended September 30, 2020, changed to 2.5 to 1.0;

•	beginning with the fiscal quarter ended September 30, 2020, a minimum fixed charge coverage ratio of at least 1.1 to 1.0 was added; and

•	from the effective date of February 26, 2020 through September 30, 2020, a minimum excess availability covenant of 10% of the maximum revolving advance amount was added.

We cannot assure you that we will be able to remain in compliance with the covenants contained in our revolving credit facility as amended and restated. If an event of default occurs under our revolving credit facility and remains uncured, it could have a material adverse affect on our business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, and (iii) may have the ability to require us to apply all of our available cash to repay our outstanding borrowings.

At December 31, 2019, we had outstanding borrowings under our revolving credit facility of $80.0 million. At February 26, 2020, we had $87.4 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $20.6 million of available borrowing capacity under this facility, after giving effect to our recent amendment that (i) reduced the maximum revolving advance amount to $130 million and imposed a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit.

Capital Requirements and Sources of Liquidity

During 2019, our capital expenditures totaled $36 million and included $6 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews, $15 million in our pressure pumping segment primarily related to various pressure pumping and water transfer equipment, $3 million in our natural sand proppant services segment for various maintenance equipment, $3 million in our drilling services segment primarily for upgrades to our rig fleet and $9 million for our other businesses primarily related to equipment additions for our equipment rental business.

During 2020, we currently estimate that our aggregate capital expenditures will be up to $20 million, depending upon industry conditions and our financial results. These capital expenditures include $8 million in our infrastructure segment for assets for additional crews, $8 million in our pressure pumping segment for conversion of a portion of our fleet to include DGB capabilities, maintenance to our existing pressure pumping fleet and additional water transfer equipment and $4 million for our other divisions, primarily for additional equipment for our rental business. However, if industry conditions remain the same or weaken further, we expect that our capital expenditures for 2020 will be materially less.

We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA and Gulfport). Further, significant additional capital expenditures could be required to conduct our operations. Accordingly, there can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to meet our operating needs and/or maintain planned or future levels of capital expenditures. In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2020 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including transactions involving entities controlled by Wexford and Gulfport. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures and/or complete acquisitions that may be favorable to us will be impaired.

Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt(a)	$80,000	$—	$—	$80,000	$—
Interest and commitment fees on long-term debt(b)	13,799	3,634	7,268	2,897	—
Operating lease obligations (c)	46,831	17,948	21,928	6,074	881
Financing lease obligations(d)	5,693	1,563	2,475	1,655	—
Equipment financing obligations(e)	1,952	731	1,213	8	—
Purchase commitments (f)	25,245	24,416	821	8	—
Capital purchase commitments (g)	4,865	4,865	—	—	—
	$178,385	$53,157	$33,705	$90,642	$881

a.	Excludes interest payments.

b.	Assumption of long-term debt balance outstanding as of December 31, 2019 of $80 million using the weighted average interest rate as of December 31, 2019 of 4.05%.

c.	Operating lease obligations primarily relate to rail cars, real estate and other equipment.

d.	Financing lease obligations primarily relate to equipment for our infrastructure segment.

e.	Equipment financing obligations primarily relate to vehicles and other equipment for our pressure pumping segment.

f.
Purchase commitments are comprised primarily of sand and coil tubing string. Included in these amounts are sand purchase commitments of $20 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $23 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2 million as of December 31, 2019.

g.	Obligations arising from capital improvements/equipment purchases.

Off-Balance Sheet Arrangements
Minimum Purchase Commitments

We have entered into agreements with suppliers that contain minimum purchase obligations. Our failure to purchase the minimum amounts specified may require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our current expected future requirements.

Capital Spend Commitments

We have entered into agreements with suppliers to acquire capital equipment. These commitments are included in our 2020 capital budget discussed under the heading “Capital Requirements and Sources of Liquidity.”

Aggregate future minimum payments under these agreements in effect at December 31, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
2020	$4,865	$24,416
2021	—	697
2022	—	124
2023	—	8
2024	—	—
Thereafter	—	—
	$4,865	$25,245

a.    Included in these amounts are sand purchase commitments of $20 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $23 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $2 million as of December 31, 2019.

Other Commitments

Subsequent to December 31, 2019, we ordered additional capital equipment with aggregate commitments of $2 million.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Note 2 of our consolidated financial statements included elsewhere in this annual report for a discussion of additional accounting policies and estimates made by management.
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
Revenue Recognition. On January 1, 2018, we adopted the new revenue guidance under ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. Revenues for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under previous revenue recognition guidance. The adoption of ASC 606 did not have a material impact on our consolidated financial statements. The Company's primary revenue streams include infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation and remote accommodations services.
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

Drilling Services. Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were recognized over the days of actual drilling. As a result of market conditions, the Company temporarily shutdown its contract land drilling operations in December 2019.

Other Services. During the periods presented in this report, we also provided coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation and remote accommodations services, which are reported under other services. As a result of market conditions, the Company has temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in July 2019. Other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

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
Goodwill. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If it is determined that an impairment exists, an impairment charge is recognized for the excess of carrying value over implied fair value. The fair value is determined using a combination of the income and market approaches.

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

Equity-based Compensation. We measure equity-based payments at fair value on the date of grant and expense the value of these equity-based payments in compensation expense over the applicable vesting periods.

Share-based Compensation. The share-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Incentive Plan (the “2016 Plan”). We recognize in our financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenues and selling, general, and administrative expenses.

Income Taxes. Our operations are included in a consolidated federal income tax return and other state returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities as a result of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
New Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. We adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 15. Leases to our consolidated financial statements included elsewhere in this annual report for the impact the adoption of this standard had on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” which simplifies the accounting for share-based payments granted to non-employees by aligning the accounting with requirements for employee share-based compensation. Upon transition, this ASU requires non-employee awards to be measured at fair value as of the adoption date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. We adopted this ASU effective January 1, 2019 and estimated the fair value of our non-employee awards was approximately $18.9 million as of this date.

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade accounts receivable. We will adopt this standard effective January 1, 2020. This standard will not have a material impact on our consolidated financial statements and related disclosures.

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
Interest Rate Risk

We had a cash and cash equivalents balance of $6 million at December 31, 2019. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At December 31, 2019, we had outstanding borrowings under our revolving credit facility of $80 million with a weighted average interest rate of 4.05%. A 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

Our energy services business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2019, we had $4 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a decrease in pre-tax income of approximately $0.04 million as of December 31, 2019. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Seasonality

We provide completion and production services as well as contract land and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide infrastructure services in the northeast, southwest and midwest portions of the United States and in Puerto Rico. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. For the years ended December 31, 2019, 2018 and 2017, we generated approximately 43%, 17% and 42%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 or 2017. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2019, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2019 included with this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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
February 28, 2020

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2019.

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

Item 11. Executive Compensation

The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2019.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on November 15, 2016).
4.1*	Description of Securities of the Company.
4.2
Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on October 3, 2016).

4.3
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

4.5
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

10.34
First Amendment to Amended and Restated Revolving Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 12, 2019).

10.35
Master Service Agreement, dated January 1, 2019, by and between Gulfport Energy Corporation and Aquahawk Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.36
Aviation Support Services Agreement, dated December 28, 2018, by and between Brim Equipment Leasing, Inc. and Cobra Aviation Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.37
General Sales Agency Agreement, dated December 21, 2018, by and between Cobra Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.38
Aircraft Lease and Management Agreement (N745BW), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.39
Aircraft Lease and Management Agreement (N745MB), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.40*	Second Amendment to Amended and Restated Revolving Credit and Security Agreement.
21.1*	List of Significant Subsidiaries of the Company.
23.1*	John T. Boyd Company Consent.
23.2*	Consent of Grant Thornton LLP with respect to the financial statements of Mammoth Energy Services Inc.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

MAMMOTH ENERGY SERVICES, INC.
Date:	February 28, 2020	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arty Straehla	Chief Executive Officer (principal executive officer) and Director	February 28, 2020
Arty Straehla

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	February 28, 2020
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	February 28, 2020
Arthur Amron

/s/ Marc McCarthy	Director	February 28, 2020
Marc McCarthy

/s/ James D. Palm	Director	February 28, 2020
James D. Palm

/s/ Matthew Ross	Director	February 28, 2020
Matthew Ross

/s/ Arthur Smith	Director	February 28, 2020
Arthur Smith

/s/ Jonathan Yellen	Director	February 28, 2020
Jonathan Yellen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Oklahoma City, Oklahoma
February 28, 2020

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2019	2018
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$5,872	$67,625
Accounts receivable, net	363,053	337,460
Receivables from related parties	7,523	11,164
Inventories	17,483	21,302
Prepaid expenses	12,354	11,317
Other current assets	695	688
Total current assets	406,980	449,556

Property, plant and equipment, net	352,772	436,699
Sand reserves	68,351	71,708
Operating lease right-of-use assets	43,446	—
Intangible assets, net - customer relationships	583	1,711
Intangible assets, net - trade names	5,205	6,045
Goodwill	67,581	101,245
Other non-current assets	7,467	6,127
Total assets	$952,385	$1,073,091

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$39,220	$68,843
Payables to related parties	526	370
Accrued expenses and other current liabilities	40,754	59,652
Current operating lease liability	16,432	—
Income taxes payable	33,465	104,958
Total current liabilities	130,397	233,823

Long-term debt	80,000	—
Deferred income tax liabilities	36,873	79,309
Long-term operating lease liability	27,102	—
Asset retirement obligations	4,241	3,164
Other liabilities	5,031	2,743
Total liabilities	283,644	319,039

COMMITMENTS AND CONTINGENCIES (Note 20)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,108,545 and 44,876,649 issued and outstanding at December 31, 2019 and 2018	451	449
Additional paid in capital	535,094	530,919
Retained earnings	136,502	226,765
Accumulated other comprehensive loss	(3,306)	(4,081)
Total equity	668,741	754,052
Total liabilities and equity	$952,385	$1,073,091

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2019	2018	2017(a)
REVENUE	(in thousands, except per share amounts)
Services revenue	$452,594	$1,471,085	$435,409
Services revenue - related parties	102,624	118,183	166,064
Product revenue	42,105	75,766	47,067
Product revenue - related parties	27,689	25,050	42,956
Total revenue	625,012	1,690,084	691,496

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $102,901, $106,282 and $82,686, respectively, for 2019, 2018 and 2017)	451,206	961,205	390,112
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2019, 2018 and 2017)	4,770	5,885	1,408
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $14,039, $13,512 and $9,389, respectively, for 2019, 2018 and 2017)	87,812	126,714	91,049
Selling, general and administrative (Note 13)	49,705	71,199	48,405
Selling, general and administrative - related parties (Note 13)	1,847	1,898	1,481
Depreciation, depletion, amortization and accretion	117,033	119,877	92,124
Impairment of goodwill	33,664	3,203	—
Impairment of other long-lived assets	7,358	5,652	4,146
Total cost and expenses	753,395	1,295,633	628,725
Operating (loss) income	(128,383)	394,451	62,771

OTHER INCOME (EXPENSE)
Interest expense, net	(4,958)	(3,187)	(4,310)
Bargain purchase gain	—	—	4,012
Other, net	42,216	(2,036)	(677)
Total other income (expense)	37,258	(5,223)	(975)
(Loss) income before income taxes	(91,125)	389,228	61,796
(Benefit) provision for income taxes	(12,081)	153,263	2,832
Net (loss) income	$(79,044)	$235,965	$58,964

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($203), $397 and $645, respectively, for 2019, 2018 and 2017	775	(1,420)	555
Comprehensive (loss) income	$(78,269)	$234,545	$59,519

Net (loss) income per share (basic) (Note 16)	$(1.76)	$5.27	$1.42
Net (loss) income per share (diluted) (Note 16)	$(1.76)	$5.24	$1.42
Weighted average number of shares outstanding (Note 16)	45,011	44,750	41,548
Weighted average number of shares outstanding, including dilutive effect (Note 16)	45,011	45,021	41,639

(a) Financial information includes the results attributable to Sturgeon for the entire period presented. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
				Retained	Additional	Other
	Common Stock		Members'	Earnings	Paid-In	Comprehensive
	Shares	Amount	Equity	(Deficit)	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2017	37,500	$375	$81,739	$(56,323)	$400,206	$(3,216)	$422,781
Net income of Sturgeon prior to acquisition	—	—	640	—	—	—	640
Stingray acquisition	1,393	14	—	—	25,748	—	25,762
Sturgeon acquisition	5,607	56	(82,379)	—	78,313	—	(4,010)
Stock based compensation	89	1	—	—	3,743	—	3,744
Net income	—	—	—	58,324	—	—	58,324
Other comprehensive income	—	—	—	—	—	555	555
Balance at December 31, 2017	44,589	$446	$—	$2,001	$508,010	$(2,661)	$507,796
Equity based compensation (Note 17)	—	—	—	—	17,487	—	17,487
Stock based compensation	288	3	—	—	5,422	—	5,425
Net income	—	—	—	235,965	—	—	235,965
Cash dividends declared ($0.25 per share)	—	—	—	(11,201)	—	—	(11,201)
Other comprehensive loss	—	—	—	—	—	(1,420)	(1,420)
Balance at December 31, 2018	44,877	$449	$—	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	232	2	—	—	4,175	—	4,177
Net loss	—	—	—	(79,044)	—	—	(79,044)
Cash dividends declared ($0.25 per share)	—	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	—	775	775
Balance at December 31, 2019	45,109	$451	$—	$136,502	$535,094	$(3,306)	$668,741

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017(a)
Cash flows from operating activities	(in thousands)
Net (loss) income	$(79,044)	$235,965	$58,964
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Equity based compensation (Note 17)	—	17,487	—
Stock based compensation	4,177	5,425	3,741
Depreciation, depletion, amortization and accretion	117,033	119,877	92,124
Amortization of coil tubing strings	1,641	2,193	2,855
Amortization of debt origination costs	326	387	399
Bad debt expense (Note 2)	1,434	(14,578)	16,206
Loss on disposal of property and equipment	55	947	69
Gain on bargain purchase	—	—	(4,012)
Impairment of goodwill	33,664	3,203	—
Impairment of other long-lived assets	7,358	5,652	4,146
Inventory obsolescence	1,349	—	—
Deferred income taxes	(42,639)	52,226	(34,425)
Other	(986)	16	—
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(27,006)	(78,840)	(231,751)
Receivables from related parties	3,641	22,624	(1,096)
Inventories	830	(5,502)	(14,238)
Prepaid expenses and other assets	(1,040)	1,423	(7,628)
Accounts payable	(25,968)	(64,966)	101,725
Payables to related parties	156	(1,008)	1,174
Accrued expenses and other liabilities	(18,800)	15,445	32,968
Income taxes payable	(71,499)	68,692	36,395
Net cash (used in) provided by operating activities	(95,318)	386,668	57,616

Cash flows from investing activities:
Purchases of property and equipment	(35,417)	(187,285)	(132,295)
Purchases of property and equipment from related parties	(344)	(4,658)	(1,558)
Business acquisitions, net	—	(20,824)	(42,008)
Contributions to equity investee	(680)	(702)	—
Proceeds from disposal of property and equipment	3,217	1,514	907
Business combination cash acquired (Note 4)	—	—	2,671
Net cash used in investing activities	(33,224)	(211,955)	(172,283)

Cash flows from financing activities:
Borrowings on long-term debt	156,000	77,000	156,850
Repayments of long-term debt	(76,000)	(176,900)	(56,950)
Dividends paid	(11,219)	(11,201)	—
Principal payments on financing leases and equipment financing notes	(2,079)	(292)	—
Debt issuance costs	—	(1,199)	—
Repayment of acquisition-related long-term debt	—	—	(8,851)
Net cash provided by (used in) financing activities	66,702	(112,592)	91,049
Effect of foreign exchange rate on cash	87	(133)	16
Net (decrease) increase in cash and cash equivalents	(61,753)	61,988	(23,602)
Cash and cash equivalents at beginning of period	67,625	5,637	29,239
Cash and cash equivalents at end of period	$5,872	$67,625	$5,637

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017(a)
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$4,741	$3,212	$3,656
Cash paid for income taxes	$110,848	$32,757	$840
Supplemental disclosure of non-cash transactions:
Acquisition of Stingray Cementing LLC and Stingray Energy Services LLC	$—	$—	$23,091
Purchases of property and equipment included in accounts payable	$2,303	$11,908	$15,038
Right-of-use assets obtained for financing lease liabilities	$3,721	$—	$—

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

Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping, natural sand and proppant and drilling services as well as coil tubing, equipment rental, crude oil hauling, full service transportation and remote accommodation services. The Company was incorporated in Delaware in June 2016 as a wholly-owned subsidiary of Mammoth Energy Partners, LP, a Delaware limited partnership (the “Partnership” or the “Predecessor”). The Partnership was originally formed by Wexford Capital LP (“Wexford”) in February 2014 as a holding company under the name Redback Energy Services Inc. and was converted to a Delaware limited partnership in August 2014. On November 24, 2014, Mammoth Energy Holdings, LLC (“Mammoth Holdings,” an entity controlled by Wexford), Gulfport Energy Corporation (“Gulfport”) and Rhino Resource Partners LP (“Rhino”) (collectively known as “Predecessor Interest”) contributed their interest in certain of the entities presented below to the Partnership in exchange for 20 million limited partner units. Mammoth Energy Partners GP, LLC (the “General Partner”) held a non-economic general partner interest in the Partnership.

The following companies (“Operating Entities”) are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 15, 2010; Bison Trucking LLC (“Bison Trucking”), formed August 9, 2013; White Wing Tubular Services LLC (“White Wing”), formed July 29, 2014; Barracuda Logistics LLC (“Barracuda”), formed October 24, 2014; Mr. Inspections LLC (“MRI”), formed January 25, 2015; Panther Drilling Systems LLC (“Panther”), formed December 11, 2012; Redback Energy Services, LLC (“Redback Energy”), formed October 6, 2011; Redback Coil Tubing, LLC (“Coil Tubing”), formed May 15, 2012; Redback Pump Down Services LLC (“Pump Down”), formed January 16, 2015; Muskie Proppant LLC (“Muskie”), formed September 14, 2011; Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), acquired November 24, 2014; Silverback Energy LLC (“Silverback”), formerly known as Stingray Logistics LLC, acquired November 24, 2014; Great White Sand Tiger Lodging Ltd. (“Sand Tiger”), formed October 1, 2007; WTL Oil LLC (“WTL”), formerly known as Silverback Energy Services LLC, formed June 8, 2016; Mammoth Equipment Leasing LLC, formed November 14, 2016; Cobra Acquisitions LLC (“Cobra”), formed January 9, 2017; Lion Power Services LLC (“Lion Power”), formerly known as Cobra Energy LLC, formed January 25, 2017; Mako Acquisitions LLC (“Mako”), formed March 28, 2017; Piranha Proppant LLC (“Piranha”), formed March 28, 2017; Higher Power Electrical LLC (“Higher Power”), acquired April 21, 2017; Stingray Energy Services LLC (“SR Energy”), acquired June 5, 2017; Stingray Cementing LLC (“Cementing”), acquired June 5, 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 5, 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 5, 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 5, 2017; South River Road, LLC (“South River”), acquired June 5, 2017; 5 Star Electric, LLC (“5 Star”), acquired July 1, 2017; Tiger Shark Logistics LLC (“Tiger Shark”), formed October 20, 2017; Cobra Aviation Services LLC (“Cobra Aviation”), formed January 2, 2018; Bison Sand Logistics LLC (“Bison Sand”), formed January 8, 2018; Dire Wolf Energy Services LLC (“Dire Wolf”), formed January 8, 2018; Cobra Logistics Holdings LLC (“Cobra Logistics”), formed February 13, 2018; Black Mamba Energy LLC (“Black Mamba”), formed March 28, 2018; Stingray Cementing and Acidizing LLC (“Stingray Cementing and Acidizing”), formerly known as RTS Energy Services LLC (“RTS”), acquired June 15, 2018; Aquahawk Energy LLC (“Aquahawk”), formed June 28, 2018; Ivory Freight Solutions LLC (“Ivory Freight”), formed July 26, 2018; Cobra Caribbean LLC (“Cobra Caribbean”), formed October 3, 2018; Python Equipment LLC (“Python”), formed December 5, 2018; IFX Transport LLC (“IFX”), formed December 5, 2018; Air Rescue Systems LLC (“ARS”), acquired December 21, 2018; Leopard Aviation LLC (“Leopard”), formed April 29, 2019; Predator Aviation LLC (“Predator”), formed April 19, 2019; Anaconda Manufacturing LLC (“Anaconda”), formed July 31, 2019; and Aquawolf LLC (“Aquawolf”), formed September 25, 2019.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 5, 2017, the Company completed the acquisition of (1) Sturgeon, a Delaware limited liability company, which included the acquisition of Sturgeon's wholly-owned subsidiaries Taylor Frac, a Wisconsin limited liability company, Taylor RE, a Wisconsin limited liability company, and South River, a Wisconsin limited liability company, (2) SR Energy, a Delaware limited liability company; and (3) Cementing, a Delaware limited liability company (together with SR Energy, the “Stingray Acquisition”) in exchange for the issuance by Mammoth Inc. of an aggregate of 7,000,000 shares of its common stock. Prior to its acquisition of Sturgeon, the Company and Sturgeon were under common control and it is required under accounting principles generally accepted in the Unites States of America (“GAAP”) to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Therefore, the Company's historical financial information for all periods included in the accompanying financial statements has been recast to combine Sturgeon with the Company as if the acquisition had been effective since the date Sturgeon commenced operations. Refer to Note 4 for additional disclosure regarding the acquisition of Sturgeon.

On June 29, 2018, Gulfport and MEH Sub LLC (“MEH Sub”), an entity controlled by Wexford, (collectively, the “Selling Stockholders”) completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the Selling Stockholders of $38.01 per share. The Selling Stockholders granted the underwriters an option to purchase up to an aggregate of 600,000 additional shares of the Company's common stock at the same purchase price. This option was exercised, in part, and on July 30, 2018, the underwriters purchased an additional 385,000 shares of common stock from the Selling Stockholders at the same price per share. The Selling Stockholders received all proceeds from this offering.

At December 31, 2019 and December 31, 2018, Wexford, Gulfport and Rhino beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	December 31, 2019		December 31, 2018
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,045,273	48.9%	21,988,473	49.0%
Gulfport	9,829,548	21.8%	9,826,893	21.9%
Rhino	—	—%	104,100	0.2%
Outstanding shares owned by related parties	31,874,821	70.7%	31,919,466	71.1%
Total outstanding	45,108,545	100.0%	44,876,649	100.0%

Operations

The Company's infrastructure services include construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company's pressure pumping services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's drilling services provides drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells and salt water disposal wells as well as rig moving services. The Company also provides other services, including coil tubing, equipment rentals, crude oil hauling, full service transportation and remote accommodations.

All of the Company’s operations are in North America. During certain of the periods presented in this report, the Company provided its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities
The Company consolidates a VIE when it is determined to be the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 12 for more information on the Company's VIEs.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2019, we had $3.5 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Most areas in the continental United States in which the Company operates provide for a mineral lien or mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent accounts receivable is recognized in other income when chargeable and collectability is reasonably assured.

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the year ended

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $42.0 million. These amounts are included in other, net on the consolidated statement of comprehensive (loss) income.

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

Following is a roll forward of the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Balance, December 31, 2016	$5,377
Additions charged to expense	16,206
Additions - other	179
Deductions for uncollectible receivables written off	(25)
Balance, December 31, 2017	21,737
Additions charged to expense	(14,589)
Deductions for uncollectible receivables written off	(1,950)
Balance, December 31, 2018	5,198
Additions charged to expense	1,434
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	$5,154

At December 31, 2017, the Company reviewed receivables due from PREPA and made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $16.0 million. During the year ended December 31, 2018, the Company received payment from PREPA for the amount reserved at December 31, 2017. As a result, the Company reversed the 2017 additions to the allowance for doubtful accounts from PREPA in 2018.
Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $1.4 million, $1.4 million and $0.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of December 31, 2019, PREPA owed the Company approximately $227.0 million for services performed, excluding $42.0 million of interest charged on these delinquent balances as of December 31, 2019. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, the Company filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to the Company by PREPA. PREPA filed a motion to stay the Company's motion on the ground that the ongoing criminal proceedings described in Note 20 below against the former president of Cobra and two other individuals may affect the recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay the Company's motion and, on February 3, 2020, extended the stay until a status conference to be held on June 17, 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventory consists of raw sand and processed sand available for sale, raw materials, chemicals and other products sold as a bi-product of completion and production operations and supplies used in performing services. Inventory is stated at the lower of cost or market (net realizable value) on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage, future utility, obsolescence and other factors.

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

Coil tubing strings of various widths, diameters and lengths are included in inventory. The strings are used in providing specialized services to customers who are primarily operators of oil or gas wells and are used at various rates based on factors such as well conditions (i.e. pressure and friction), vertical and horizontal length of the well, running speed of the string in the well and total running feet accumulated to the string. The Company obtains usage information from data acquisition software and other established assessment methods and attempts to amortize the strings over their estimated useful life. In no event will a string be amortized over a period longer than 12 months. Amortization of coil strings is included in services cost of revenue in the consolidated statements of comprehensive (loss) income and totaled $1.6 million, $2.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

See Note 5 for additional disclosure related to inventory.

Prepaid Expenses
Prepaid expenses primarily consist of insurance costs and rail car freight and lease expense. These costs are expensed over the periods that they benefit.

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

Long-Lived Assets
The Company reviews long-lived assets for recoverability in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. See Note 7 for additional disclosure related to impairment of long-lived assets.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If it is determined that an impairment exists, an impairment charge is recognized for the excess of carrying value over implied fair value. The fair value is determined using a combination of the income and market approaches. See Notes 7 and 8 for additional disclosure related to goodwill.

Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on our credit facility (see Note 11), sales tax receivables and our equity method investment (see Note 9). Investments are accounted for under the equity method in circumstances where the Company has the ability to exercise significant influence over the operating and investing policies of the investee, but does not have control. Under the equity method, the Company recognizes its share of the investee's earnings in its consolidated statements of comprehensive (loss) income. Investments are evaluated for impairment and a charge to earnings is recognized when any identified impairment is determined to be other than temporary.

Asset Retirement Obligations
Mine reclamation costs, future remediation costs for inactive mines and other contractual site remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Following is a roll forward of the Company's asset retirement obligations for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance as of beginning of period	$3,164	$2,123
Additions	952	989
Accretion expense	120	60
Foreign currency translation adjustment	5	(8)
Asset retirement obligation as of end of period	$4,241	$3,164

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

Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. See Notes 7 and 8 for additional disclosure related to intangible assets.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, trade receivables, trade payables, amounts receivable or payable to related parties and long-term debt. The carrying amount of cash and cash equivalents, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term nature of the instruments. The fair value of long-term debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and its related amendments (collectively, “ASC 606”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. Revenues for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under previous revenue recognition guidance. See Note 3 for additional discussion of the Company's revenue.

The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $42.1 million and $56.2 million, respectively, of unbilled revenue included in accounts receivable, net in the consolidated balance sheets at December 31, 2019 and 2018. The Company had $1.3 million and $4.1 million, respectively, of unbilled revenue included in receivables from related parties in the consolidated balance sheets at December 31, 2019 and 2018. The Company had $7.2 million and $4.3 million, respectively, of deferred revenue included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2019 and 2018.

Earnings (Loss) per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding shares. See Note 16.

Equity-based Compensation
The Company measures equity-based payments at fair value on the date of grant and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 17.

Stock-based Compensation
The Company's stock-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Incentive Plan (the “2016 Plan”). The Company recognizes in its financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenue and selling, general and administrative expenses. See Note 18.

Income Taxes
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

Under FASB ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities as a result of a change in tax rate are recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgments regarding future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Certain income from our infrastructure services segment and income from our remote accommodations business is subject to foreign income taxes, and such taxes are provided in the financial statements pursuant to FASB ASC 740.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries. As a result, the Company recorded a one-time reduction to income tax expense of $31.0 million during the year ended December 31, 2017, which is included in provision for income taxes in the consolidated statements of comprehensive income (loss). See Note 14 for further information.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. During the years ended December 31, 2019 and 2018, no uncertain tax positions existed. Penalties and interest, if any, are recognized in selling, general and administrative expense and interest expense, respectively.

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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2019 and 2018, there were no probable environmental matters.

Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) included certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2019 and 2018 and revenues derived for the years ended December 31, 2019, 2018 and 2017:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2019	2018	2017	2019	2018
Customer A(a)	15%	60%	29%	73%	65%
Customer B(b)	20%	8%	30%	2%	3%

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 15 for the impact the adoption of this standard had on the Company's financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” which simplifies the accounting for share-based payments granted to non-employees by aligning the accounting with requirements for employee share-based compensation. Upon transition, this ASU requires non-employee awards to be measured at fair value as of the adoption date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019 and estimates the fair value of its non-employee awards (see Note 17) was approximately $18.9 million as of this date.

Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade accounts receivable. The Company will adopt this standard effective January 1, 2020. This standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.	Revenues

Adoption of ASC 606 “Revenues from Contracts with Customers”
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The new guidance requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, the Company adopted ASU 2014-09 and its related amendments (collectively, “ASC 606”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. Revenues for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under previous revenue recognition guidance. While ASC 606 requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of the Company's revenues.

The adoption of ASC 606 represents a change in accounting principle. After evaluation of all contracts not completed as of January 1, 2018, the Company determined the cumulative effect of adopting ASC 606 was immaterial, and as such, has not recorded an adjustment to the opening balance of retained earnings on January 1, 2018.

Revenue Recognition
The Company's primary revenue streams include infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportations, crude oil hauling and remote accommodations services. See Note 21 for the Company's revenue disaggregated by type.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of December 31, 2019 and 2018, the Company had deferred revenue totaling $7.2 million and $4.2 million, respectively, related to shortfall payments. These amount is included in accrued expenses and other current liabilities on the consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the years ended December 31, 2019 and 2018, the Company recognized revenue totaling $2.8 million and $1.5 million, respectively, related to shortfall payments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Drilling Services
Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were recognized over the days of actual drilling. As a result of market conditions, the Company temporarily shut down its contract land drilling operations in December 2019.

Other Services
During the periods presented, the Company also provided coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation and remote accommodations services, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, January 1, 2018	$15,000
Deduction for recognition of revenue	(15,000)
Increase for deferral of shortfall payments	4,246
Increase for deferral of customer prepayments	58
Balance, December 31, 2018	4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	$7,244

The Company did not have any contract assets as of December 31, 2019, December 31, 2018 or January 1, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the year ended December 31, 2019. As of December 31, 2019, the Company had unsatisfied performance obligations totaling $92.1 million, which will be recognized over the next two years.

4.	Acquisitions
Acquisition of Air Rescue Systems and Brim Equipment Assets
On December 21, 2018, Cobra Aviation, a variable interest entity of the Company, completed a series of transactions that provided for an expansion of its aviation service business. These transactions include (i) the acquisition of all outstanding equity interests in ARS, (ii) the purchase of two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment Leasing, Inc. (“Brim Equipment”) (the “Brim Equipment Assets”) and (iii) the formation of a joint venture between Cobra Aviation and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, under the name of Brim Acquisitions LLC (“Brim Acquisitions”), which acquired all outstanding equity interest in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions initial capital of $2.0 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the fair value of ARS and the Brim Equipment Assets as of December 21, 2018 (in thousands):

	ARS	Brim Equipment Assets
Accounts receivable	$146	$—
Property, plant and equipment	1,702	1,990
Identifiable intangible assets - trade name(a)	120	—
Goodwill(b)	694	2,243
Other non-current assets	5	—
Total assets acquired	$2,667	$4,233

a.	Trade name was valued using a “Relief-from-Royalty” method and will be amortized over 20 years.

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

From the acquisition date through December 31, 2019, ARS and the Brim Equipment Assets provided the following activity (in thousands):

	2019	2018	2019	2018
	ARS		Brim Equipment Assets
Revenues	$2,153	$—	$2,616	$—
Net loss(a)	(546)	(25)	(1,056)	—
a.    Includes depreciation expense of $0.3 million and $0.02 million, respectively, for ARS for 2019 and 2018 and $0.4 million for the Brim Equipment Assets for 2019.

The following table presents unaudited pro forma information as if the ARS and the Brim Equipment Assets acquisitions had occurred as of January 1, 2017 (in thousands):

	Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
	ARS		Brim Equipment Assets
Revenues	$3,055	$2,641	$4,478	$1,448
Net income (loss)	207	(39)	2,410	459

The Company recognized $0.3 million of transaction related costs during the year ended December 31, 2018 related to these acquisitions.

Acquisition of WTL Oil

On May 31, 2018, the Company completed its acquisition of WTL for total consideration of $6.1 million. The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of WTL expanded the Company's service offerings into the crude oil hauling business.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of WTL as of May 31, 2018 (in thousands):

WTL
Property, plant and equipment	$2,960
Identifiable intangible assets - customer relationships(a)	930
Identifiable intangible assets - trade name(a)	650
Goodwill(b)	1,567
Total assets acquired	$6,107

a.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a “Relief-from-Royalty” method. Non-contractual customer relationships were valued using a “Multi-period excess earnings” method. Identifiable intangible assets will be amortized over 10-20 years.

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

From the acquisition date through December 31, 2019, WTL provided the following activity (in thousands):

	2019	2018
Revenues	$8,413	$7,511
Net loss(a)	(2,719)	(149)
a.    Includes depreciation and amortization expense of $2.2 million and $1.0 million, respectively, for 2019 and 2018.

The following table presents unaudited pro forma information as if the acquisition of WTL had occurred as of January 1, 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Revenues	$10,270	$4,229
Net (loss) income	(64)	165

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

Acquisition of RTS Energy Services

On June 15, 2018, the Company completed its acquisition of RTS for total consideration of $8.1 million. The Company used cash on hand and borrowings under its credit facility to fund the acquisition. The acquisition of RTS expanded Mammoth Inc.'s cementing services into the Permian Basin and added acidizing to the Company's service offerings.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the acquisition date through December 31, 2019, RTS provided the following activity (in thousands):

	2019	2018
Revenues	$2,456	$6,682
Net loss(a)	(6,458)	(3,210)
a.    Includes depreciation expense of $2.3 million and $0.9 million, respectively, for 2019 and 2018.

The following table presents unaudited pro forma information as if the acquisition of RTS had occurred as of January 1, 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Revenues	$16,212	$20,877
Net (loss) income	(4,066)	1,141

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

Acquisition of 5 Star

On July 1, 2017, the Company completed its acquisition of 5 Star for total consideration of $2.4 million in cash to the sellers. The Company funded the purchase price for 5 Star with cash on hand and borrowings under its credit facility. The acquisition of 5 Star added to the infrastructure component of the Company's business and provided expansion of the infrastructure segment into the eastern United States.

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

a.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a “Relief-from-Royalty” method. Non-contractual customer relationships were valued using a “Multi-period excess earnings” method. Identifiable intangible assets will be amortized over 10 years.

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

From its acquisition date through December 31, 2019, 5 Star has provided the following activity (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018	2017
Revenues(a)	$55,205	$143,302	$25,216
Net (loss) income (b)	(17,281)	4,149	4,191
a.Includes intercompany revenues of $7.6 million, $112.6 million and $16.0 million, respectively, for 2019, 2018 and 2017.
b.Includes depreciation and amortization expense of $6.1 million, $3.5 million and $0.8 million, respectively, for 2019, 2018 and 2017.

The following table presents unaudited pro forma information as if the acquisition of 5 Star had occurred as of January 1, 2017 (in thousands):

Year Ended
December 31, 2017
Revenues	$31,548
Net income	3,910

Acquisition of Higher Power

On April 21, 2017, the Company completed its acquisition of Higher Power for total consideration of $4.0 million. The Company funded the purchase price for Higher Power with cash on hand and borrowings under its credit facility. The acquisition of Higher Power added an energy infrastructure component to the Company's business, helping to diversify its service offerings.

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

From its acquisition date through December 31, 2019, Higher Power has provided the following activity (in thousands):

	2019	2018	2017
Revenues(a)	$93,379	$220,281	$39,571
Net (loss) income (b)	(33,195)	(5,868)	5,127
a.Includes intercompany revenues of $26.5 million, $191.2 million and $27.4 million, respectively, for 2019, 2018 and 2017.
b.Includes depreciation and amortization of $10.5 million, $7.1 million and $2.0 million, respectively, for 2019, 2018 and 2017.
The following table presents unaudited pro forma information as if the acquisition of Higher Power had occurred as of January 1, 2017 (in thousands):

Year Ended
December 31, 2017
Revenues	$42,343
Net income	5,004

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Sturgeon

On March 20, 2017, and as amended on May 12, 2017, the Company entered into a definitive contribution agreement with MEH Sub, Wexford Offshore Sturgeon Corp., Gulfport, Rhino and Mammoth Energy Partners LLC (the “Sturgeon Contribution Agreement”). Under the Sturgeon Contribution Agreement, the Company agreed to acquire all outstanding membership interests, through its wholly-owned subsidiary Mammoth LLC, in Sturgeon, which owns all of the membership interests in Taylor Frac, Taylor RE and South River (collectively, the “Sturgeon subsidiaries”). The acquisition added sand reserves, increased our production capacity and provided access to the Canadian National Railway, which affords access to the Appalachian basin in support of the Company’s pressure pumping services as well as to western Canada.

The acquisition of Sturgeon closed on June 5, 2017. Pursuant to the Sturgeon Contribution Agreement, Mammoth Inc. issued 5,607,452 shares of its common stock, par value $0.01 per share, for all outstanding equity interests in Sturgeon. Based upon a closing price of Mammoth Inc.'s common stock of $18.50 per share on June 5, 2017, the total purchase price was $103.7 million.

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

Acquisition of Chieftain

On March 27, 2017, as amended as of May 24, 2017, the Company entered into a purchase agreement with the Chieftain Sellers, following the Company's successful bid in a bankruptcy court auction for substantially all of the assets of the Chieftain Sellers (the “Chieftain Assets”). The Chieftain acquisition closed on May 26, 2017. The Company funded the purchase price for the Chieftain Assets with cash on hand and borrowings under its revolving credit facility. The Chieftain Assets are held by the Company's wholly owned subsidiary Piranha and are included in the Company's natural sand proppant services segment. The Chieftain acquisition added sand reserves, increased our production capacity and provided access to the Union Pacific railroad, which affords access to both the Mid-Continent and Permian basins in support of the Company’s pressure pumping services.

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

c.	Amount in consolidated statements of comprehensive (loss) income reflected net of income taxes of $2.2 million.

d.	The fair value of the business was determined based on the excess cash flow method, a form of the income approach.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the acquisition date, the Chieftain Assets have provided the following activity (in thousands):

	2019	2018	2017
Revenues(a)	$27,617	$52,628	$22,847
Net (loss) income(b)	(3,513)	8,379	5,520
a.Includes intercompany revenues of $3.7 million, $14.8 million and $12.3 million, respectively, for 2019, 2018 and 2017.
b.Includes depreciation and amortization of $5.0 million, $4.9 million and $2.8 million, respectively, for 2019, 2018 and 2017.
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
Acquisition of Stingray

On March 20, 2017, and as amended on May 12, 2017, the Company entered into two definitive contribution agreements, one such agreement with MEH Sub, Wexford Offshore Stingray Energy Corp., Gulfport and Mammoth LLC and the other with MEH Sub, Wexford Offshore Stingray Pressure Pumping Corp., Gulfport and Mammoth LLC (collectively, the “Stingray Contribution Agreements”). Under the Stingray Contribution Agreements, the Company agreed to acquire all outstanding membership interests, through its wholly-owned subsidiary Mammoth LLC, in Cementing and SR Energy (the “2017 Stingray Acquisition”). The addition of their water transfer, equipment rentals and cementing services further expanded and vertically integrated the Company’s service offerings.

The 2017 Stingray Acquisition closed on June 5, 2017. Pursuant to the Stingray Contribution Agreements, Mammoth Inc. issued 1,392,548 shares of its common stock, par value $0.01 per share, for all outstanding equity interests in SR Energy and Cementing. Based upon a closing price of Mammoth Inc.'s common stock of $18.50 per share on June 5, 2017, the total purchase price was $25.8 million.

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

b.
Identifiable intangible assets were measured using a combination of income approaches. Trade names were valued using a “relief-from-Royalty” method. Non-contractual customer relationships were valued using a “multi-period excess earnings” method. Identifiable intangible assets will be amortized over 5-10 years.

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

d.	Long-term debt assumed was paid off subsequent to the acquisition.
Since the acquisition date, the businesses acquired have provided the following activity (in thousands):

	2019		2018		2017
	SR Energy	Cementing	SR Energy	Cementing	SR Energy	Cementing
Revenues(a)	$36,600	$618	$29,287	$6,426	$11,572	$7,500
Net loss(b, c)	(3,975)	(2,449)	(2,539)	(5,869)	(1,626)	(1,963)

a.
Includes intercompany revenues of $2.3 million, $3.0 million and $0.6 million, respectively, for SR Energy for 2019, 2018 and 2017 and $0.6 million, $0.3 million and a nominal amount, respectively, for Cementing for 2019, 2018 and 2017.

b.
Includes depreciation and amortization of $4.9 million, $5.4 million and $3.4 million, respectively, for SR Energy for 2019, 2018 and 2017 and $0.8 million, $1.5 million and $4.1 million, respectively, for Cementing for 2019, 2018 and 2017.

c.	Includes non-cash impairment expense of $3.9 million for SR Energy in 2019 and $3.1 million and $4.4 million, respectively, for Cementing in 2019 and 2018.
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

5.	Inventories
A summary of the Company's inventories is shown below (in thousands):

	December 31,
	2019	2018
Supplies	$9,598	$12,571
Raw materials	746	199
Work in process	4,608	3,273
Finished goods	2,531	5,259
Total inventory	$17,483	$21,302

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. As a result of this, the Company wrote-off obsolete inventory totaling $1.3 million.

6.	Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2019	2018
Pressure pumping equipment	3-5 years	$216,627	$208,968
Drilling rigs and related equipment	3-15 years	117,783	122,198
Machinery and equipment	7-20 years	190,221	173,867
Buildings(a)	15-39 years	47,859	46,380
Vehicles, trucks and trailers	5-10 years	135,724	132,337
Coil tubing equipment	4-10 years	29,438	29,128
Land	N/A	13,687	14,235
Land improvements	15 years or life of lease	10,135	9,614
Rail improvements	10-20 years	13,802	13,806
Other property and equipment(a)	3-12 years	18,880	18,551
		794,156	769,084
Deposits on equipment and equipment in process of assembly(b)		6,627	16,865
		800,783	785,949
Less: accumulated depreciation(c)		448,011	349,250
Total property, plant and equipment, net		$352,772	$436,699

a.	Included in Buildings and Other property and equipment at December 31, 2019 are costs of $6.7 million and $6.5 million, respectively, related to assets under operating leases.

b.
Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

c.	Includes accumulated depreciation of $3.5 million at December 31, 2019 related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment, damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2019, 2018 and 2017, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount, $1.0 million and $0.5

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, respectively, and gain on sales of equipment damaged or lost down-hole were a nominal amount, $0.9 million and $0.3 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in other, net on the consolidated statement of comprehensive (loss) income. For the years ended December 31, 2019, 2018 and 2017, proceeds from the sale of equipment were $3.2 million, $0.8 million and $0.4 million, respectively, and losses from the sale or disposal of equipment were $0.1 million, $1.8 million and $0.4 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Depreciation expense	$112,435	$107,634	$81,191
Accretion and depletion expense (see Note 2)	3,477	3,539	1,632
Amortization expense (see Note 8)	1,121	8,704	9,301
Depreciation, depletion, amortization and accretion	$117,033	$119,877	$92,124

7.	Impairments

Impairment of Goodwill
The Company performed its annual assessment of goodwill during the fourth quarter of 2019 and determined that the carrying value of goodwill for certain of its entities was greater than their fair values. As a result, the Company impaired goodwill associated with Stingray Pressure Pumping, SR Energy, Taylor Frac and Cobra Aviation, resulting in a $30.5 million impairment charge in 2019. To determine fair value at December 31, 2019, the Company used a combination of the income and market approaches. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. Additionally, during the third quarter of 2019, the Company temporarily shut down its cementing and acidizing operations. As a result, the Company recognized goodwill impairment expense of $3.2 million associated with Cementing and Stingray Cementing and Acidizing. The fair value was measured using an income approach.

During the year ended December 31, 2018, the Company moved Cementing's equipment from the Utica Shale to the Permian Basin. As a result, the Company recognized impairment on Cementing's goodwill totaling $3.2 million. The fair value was measured using an income approach.

Impairment of Other Long-Lived Assets
A summary of impairment of other long-lived assets is as follows (in thousands):

	December 31,
	2019	2018	2017
Drilling rigs and related equipment	$2,955	$3,966	$3,822
Other property, plant and equipment	3,557	307	324
Intangible assets	846	1,379	—
	$7,358	$5,652	$4,146

For the years ended December 31, 2019, 2018 and 2017, the Company recognized impairments of $3.0 million, $4.0 million and $3.8 million, respectively, related to drilling rig assets and $3.6 million, $0.3 million and $0.3 million, respectively, related to other property, plant and equipment. These assets were deemed impaired based on future expected cash flows of the equipment. The Company measured the fair values of its drilling rig assets at December 31, 2018 and 2017 and other property, plant and equipment at December 31, 2019, 2018 and 2017 using significant unobservable inputs (Level 3) based on an income approach. The Company measured the fair value of its drilling rig assets at December 31, 2019 using significant unobservable inputs (Level 3) based on a market approach.

The Company determined the fair value of WTL's non-contractual customer relationships was less than their carrying value, resulting in impairment expense of $0.8 million during the year ended December 31, 2019. Additionally, during the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

third quarter of 2019, the Company temporarily shut down its flowback operations, resulting in impairment of non-contractual customer relationships of $0.1 million.

During the year ended December 31, 2018, the Company moved Cementing's equipment from the Utica shale to the Permian basin. As a result, the Company recognized impairment on Cementing's intangible assets, including non-contractual customer relationships and trade name of $1.0 million and $0.2 million, respectively. Additionally, the Company recognized impairment of trade name totaling $0.2 million related to the name change of Stingray Logistics to Silverback Energy, which is included in the Company's Pressure Pumping segment.

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

8.	Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 21) for the years ended December 31, 2019 and 2018 are presented below (in thousands):

	Infrastructure	Pressure Pumping	Sand	Other	Total
Balance as of January 1, 2018
Goodwill	$891	$86,043	$2,684	$10,193	$99,811
Accumulated impairment losses	—	—	—	—	—
	891	86,043	2,684	10,193	99,811
Acquisitions	2,937	—	—	1,700	4,637
Impairment losses(a)	—	—	—	(3,203)	(3,203)
Balance as of December 31, 2018
Goodwill	3,828	86,043	2,684	11,893	104,448
Accumulated impairment losses	—	—	—	(3,203)	(3,203)
	3,828	86,043	2,684	8,690	101,245
Acquisitions	—	—	—	—	—
Impairment losses(a)	(434)	(23,423)	(2,684)	(7,123)	(33,664)
Balance as of December 31, 2019
Goodwill	3,828	86,043	2,684	11,893	104,448
Accumulated impairment losses	(434)	(23,423)	(2,684)	(10,326)	(36,867)
	$3,394	$62,620	$—	$1,567	$67,581

a.	See Note 7 for a description of impairment losses recognized.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2019	2018
Customer relationships	$1,050	$2,255
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(467)	(544)
Less: accumulated amortization - trade names	(3,858)	(3,018)
Intangible assets, net	$5,788	$7,756
Amortization expense for intangible assets was $1.1 million, $8.7 million and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized impairment of intangible assets totaling $0.8 million and $1.4 million, respectively, for the years ended December 31, 2019 and 2018. See Note 7 for a description of these impairment losses.
The original lives of customer relationships is 6 years and as of December 31, 2019 the remaining average useful life was 3.33 years. The original lives of trade names range from 10 to 20 years and as of December 31, 2019 the remaining average useful life was 8.26 years.
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2020	$1,015
2021	1,015
2022	1,015
2023	898
2024	771
Thereafter	1,074
$5,788

9.	Equity Method Investment
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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.6 million and $1.0 million, respectively, at December 31, 2019 and 2018. The investment is included in other non-current assets on the consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions' income (loss) of $1.0 million for the year ended December 31, 2019 and ($0.02) million for the period between the acquisition date and December 31, 2018, which is included in other, net on the consolidated statements of comprehensive (loss) income. The Company made additional investments totaling $0.7 million during the year ended December 31, 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accrued Expenses and Other Current Liabilities
Accrued expense and other current liabilities included the following (in thousands):

	December 31,
	2019	2018
State and local taxes payable	$15,288	18,687
Deferred revenue	7,244	4,304
Financed insurance premiums	6,463	6,761
Accrued compensation, benefits and related taxes	5,938	20,898
Insurance reserves	2,906	4,678
Other	2,915	4,324
Total	$40,754	$59,652

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2019, the applicable interest rates associated with financed insurance premiums ranged from 3.45% to 3.75%. As of December 31, 2018, the applicable interest rate associated with financed insurance premiums was 3.45%.

11.	Debt

Mammoth Credit Facility

On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, as amended and restated (the “revolving credit facility”). The revolving credit facility matures on October 19, 2023. Borrowings under the revolving credit facility are secured by the assets of Mammoth Inc., inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly. On November 5, 2019, the Company entered into a first amendment to the revolving credit facility to amend the interest coverage ratio definition to give accrual treatment to certain cash taxes included in the ratio calculation. As a result, certain cash tax payments that were made in 2019 were now treated as if they were made in 2018, the year in which the income related to such tax payments was actually received.

As of December 31, 2019, outstanding borrowings under the revolving credit facility bore interest at a per annum rate elected by Mammoth Inc. that was equal to an alternate base rate or LIBOR, in each case plus the applicable margin. As of December 31, 2019, the applicable margin ranged from 1.00% to 1.50% per annum in the case of the alternate base rate, and from 2.00% to 2.50% per annum in the case of LIBOR. The applicable margin depends on the amount of excess availability under the revolving credit facility.

At December 31, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of available borrowing capacity, after giving effect to $8.7 million of outstanding letters of credit. At December 31, 2018, there were no outstanding borrowings under the revolving credit facility and $175.8 million of borrowing capacity under the facility, after giving effect to $8.4 million of outstanding letters of credit.

As of December 31, 2019, the revolving credit facility contained various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0). As of December 31, 2019 and 2018, the Company was in compliance with its covenants under the revolving credit facility. However, the Company believes that its adjusted EBITDA for the trailing four fiscal quarters would have resulted in a breach of the maximum leverage ratio and/or the interest coverage ratio as early as the end of the first quarter of 2020 if the Company did not receive payments due from PREPA before the end of such quarter. As the Company believes that such payments from PREPA are unlikely to be received by March 31, 2020, on February 26, 2020, the Company entered into a second amendment to the revolving credit facility to, among other things, (i) amend its financial covenants, as outlined below, (ii) decrease the maximum revolving advance amount from $185 million to $130 million, (iii) decrease the amount that the maximum revolving advance can be increased to (the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordion) from $350 million to $180 million, (iv) increase the applicable margin ranges from 2.00% to 2.50% per annum in the case of the alternate base rate and from 3.00% to 3.50% per annum in the case of LIBOR, (v) increase the aggregate amount of permitted asset dispositions, and (vi) permit certain sale-leaseback transactions.

The financial covenants under the revolving credit facility were amended as follows:

•	the minimum interest coverage ratio of 3.0 to 1.0 was eliminated;

•	the maximum leverage coverage ratio of 4.0 to 1.0 was eliminated for the first two fiscal quarters of 2020 and, beginning with the fiscal quarter ended September 30, 2020, changed to 2.5 to 1.0;

•	beginning with the fiscal quarter ended September 30, 2020, a minimum fixed charge coverage ratio of at least 1.1 to 1.0 was added; and

•	from the effective date of February 26, 2020 through September 30, 2020, a minimum excess availability covenant of 10% of the maximum revolving advance amount was added.

As of February 26, 2020, the Company had $87.4 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $20.6 million of available borrowing capacity under this facility, after giving effect to the recent amendment that reduced the maximum revolving advance amount to $130 million. The available borrowing capacity is reduced by (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit.

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

12.	Variable Interest Entities

Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership in Leopard Aviation LLC (“Leopard') to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns three helicopters and support equipment, 100% of the equity interest in ARS and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation's and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash expenses:
Compensation and benefits	$19,364	$42,950	$15,322
Professional services	17,128	11,854	7,765
Other(a)	10,300	10,718	7,503
Total cash SG&A expense	46,792	65,522	30,590
Non-cash expenses:
Bad debt provision(b)	1,434	(14,578)	16,098
Equity based compensation(c)	—	17,487	—
Stock based compensation	3,326	4,666	3,198
Total non-cash SG&A expense	4,760	7,575	19,296
Total SG&A expense	$51,552	$73,097	$49,886

a.	Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

b.
During the year ended December 31, 2018, the Company received payment for amounts previously reserved in 2017. As a result, during the year ended December 31, 2018, the Company reversed bad debt expense of $16.0 million recognized in 2017.

c.	Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level). See Note 17 for additional detail.

14.	Income Taxes
The components of income tax expense (benefit) attributable to the Company for the year ended December 31, 2019, 2018 and 2017, respectively, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. current income tax expense	$386	$25,656	$804
U.S. deferred income tax (benefit) expense	(21,761)	25,372	(27,764)
Foreign current income tax expense	30,172	75,381	36,565
Foreign deferred income tax (benefit) expense	(20,878)	26,854	(6,773)
Total	$(12,081)	$153,263	$2,832

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Loss) income before income taxes, as reported	$(91,125)	$389,228	$61,796
Bargain purchase gain, net of tax	—	—	(4,012)
(Loss) income before income taxes, as taxed	(91,125)	389,228	57,784
Statutory income tax rate	21%	21%	35%
Expected income tax (benefit) expense	(19,136)	81,738	20,224
Change in tax rate	—	(103)	(21,309)
Tax reform - unrepatriated foreign earnings	—	—	(9,727)
Foreign income tax rate differential	9,387	39,080	6,286
Foreign earnings not in reported income	12,581	46,834	22,054
Foreign tax credits	(26,141)	(89,677)	(29,551)
Withholding taxes	3,635	13,930	—
Goodwill impairment	6,506	675	—
Other permanent differences	1,873	12,370	503
State tax expenses	2,364	5,394	39
Return to provision	(15,156)	6,071	—
Other	—	680	(1,192)
Change in valuation allowance	12,006	36,271	15,505
Total	$(12,081)	$153,263	$2,832

The Company's effective tax rate was 13.3% for the year ended December 31, 2019 compared to 39.4% for the year ended December 31, 2018 and 4.9% for the year ended December 31, 2017. The decrease in effective tax rate from 2018 to 2019 is primarily the result of a decline in earnings for the Company's Puerto Rico operations as well as return to provision adjustments and goodwill impairment. The increase in effective tax rate from 2017 to 2018 is primarily the result of a tax rate change recorded in 2017 related to the Tax Act as discussed below. Additionally, the Company's tax rate was affected by the mix of earnings between the U.S. and Puerto Rico, increased foreign tax credits resulting from increased profitability in foreign jurisdictions, changes in valuation allowance on excess foreign tax credit carryforwards and withholding taxes on foreign source income, as well as other items, such as equity compensation expense and certain non-deductible expenses.

On December 22, 2017, the United States enacted the Tax Act. The Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Under the accounting rules, companies were required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in 2017, the period in which the new legislation was enacted. The effects of the Tax Act on the Company included (i) remeasurement of deferred taxes and (ii) recognition of liabilities for taxes on mandatory deemed repatriation. As a result of the Tax Act, the Company recorded a credit of $31.0 million during the fourth quarter of 2017. This amount, which is included in (benefit) provision for income taxes in the consolidated statements of comprehensive (loss) income, consists of two components: (i) a $21.3 million credit resulting from the remeasurement of the Company's net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate, and (ii) a $9.7 million credit related to a reversal of deferred liabilities for unrepatriated foreign earnings. The SEC staff issued Staff Accounting Bulletin No. 118 in December 2017, which allowed registrants to record provisional amounts for effects of the Tax Act during a one-year measurement period. The Company completed its analysis of the Tax Act during the fourth quarter of 2018 and recorded a nominal adjustment to its provisional estimates.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1,189	$1,180
Lease asset	11,105	—
Deferred compensation	—	1,032
Accrued liabilities	950	3,428
Net operating loss carryover	4,180	467
Foreign tax credits	76,060	51,776
Other	1,633	1,627
Valuation allowance	(63,783)	(51,776)
Deferred tax assets	31,334	7,734

Deferred tax liabilities:
Property and equipment	$(55,180)	$(63,181)
Intangible assets	—	(4,936)
Withholding taxes	—	(17,419)
Lease liability	(11,151)	—
Other	(1,876)	(1,507)
Deferred tax liabilities	(68,207)	(87,043)
Net deferred tax liability	$(36,873)	$(79,309)

Reflected in accompanying balance sheet as:
Deferred income tax asset	$—	$—
Deferred income tax liability	(36,873)	(79,309)
Total	$(36,873)	$(79,309)

During the years ended December 31, 2019 and 2018, the Company recorded changes in its valuation allowance of $12.0 million and $36.3 million, respectively, related to excess foreign tax credits that are not expected to be utilized. The Company has foreign tax credits carryforwards of $76.1 million as of December 31, 2019. These credits have a 10 year carryforward period and begin to expire in 2028.

The Company maintains a partial valuation allowance related to U.S. foreign tax credit carryforwards, as it cannot objectively assert that these deferred tax assets are more likely than not to be realized. All available positive and negative evidence was weighed to determine whether a valuation allowance was necessary. The more significant evidential matter is the higher foreign tax rate applied to foreign source income in comparison to the U.S. Federal tax rate of 21%. As a result, the Company’s has foreign tax credits in excess of the corresponding U.S. income tax liability for which the foreign tax credits are allowed as an offset and, therefore, are not likely to be realized.

At December 31, 2019, the Company had federal net operating loss carryforwards of $17.8 million that are not subject to expiration, however are limited to 80% of taxable income in any carryforward period.

At December 31, 2019, the Company had undistributed earnings in its Puerto Rico foreign branch. The distribution of these undistributed earnings is subject to a withholding tax in Puerto Rico and since the Company intends to make these distributions in the future, the withholding tax has been accrued.

As of December 31, 2019, the Company had no uncertain tax positions or interest and penalties that qualify for either recognition or disclosure in the financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. federal tax returns for tax years 2016 through 2019 remain subject to examination by the tax authorities. The Company's state and local income tax returns for tax years 2015 through 2019 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2017 through 2019 and Canada tax returns for the tax years 2014 through 2019 remain open to examination by the respective tax authorities.

15.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the requirements set forth in ASC 840, Leases. The Company adopted this standard effective January 1, 2019 utilizing the transition method which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. Accordingly, the comparative information as of December 31, 2018 and for the years ended December 31, 2018 and 2017, have not been adjusted and continues to be reported under the previous lease standard. The new guidance requires lessees to report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.

The Company elected the transition practical expedient package whereby an entity was not required to reassess (i) whether any expired or existing contracts are or contained leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of ASC 842 resulted in the recognition of approximately $60.0 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019 and did not materially impact our consolidated statement of comprehensive (loss) income for the year ended December 31, 2019.

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

The Company's operating leases are primarily for rail cars, real estate, equipment and vehicles and its finance leases are primarily for machinery and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of the Company's leases requires significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

The rate implicit in the Company's leases is not readily determinable. Therefore, the Company uses its incremental borrowing rate based on information available at the commencement date of its leases in determining the present value of lease payments. The Company's incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease expense consisted of the following for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease expense	$21,643
Short-term lease expense	682
Finance lease expense:
Amortization of right-of-use assets	1,134
Interest on lease liabilities	192
Total lease expense	$23,651

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$43,446
Current operating lease liability	16,432
Long-term operating lease liability	27,102
Finance leases:
Property and equipment, net	$5,111
Accrued expenses and other current liabilities	1,365
Other liabilities	3,856

Other supplemental information related to leases for the year ended December 31, 2019 is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,375
Operating cash flows from finance leases	192
Financing cash flows from finance leases	1,503
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,548
Finance leases	3,721

December 31, 2019
Weighted-average remaining lease term:
Operating leases	3.4 years
Finance leases	4.1 years
Weighted-average discount rate:
Operating leases	4.4%
Finance leases	4.3%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$17,948	$1,563
2021	13,181	1,254
2022	8,747	1,221
2023	4,353	1,214
2024	1,721	441
Thereafter	881	—
Total lease payments	46,831	5,693
Less: Present value discount	3,297	472
Present value of lease payments	$43,534	$5,221

As of December 31, 2018, future minimum payments under noncancellable operating leases were $66.2 million in the aggregate, which consisted of the following: $20.2 million in 2019, $16.6 million in 2020, $12.6 million in 2021, $9.3 million in 2022, $5.0 million in 2023 and $2.5 million thereafter.

Lessor Accounting

Certain of the Company's agreements with its customers for contract land drilling services, aviation services and remote accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. The Company's agreements for its contract land drilling services contain a service component in addition to a lease component. The Company has determined the service component is greater than the lease component and therefore, reports revenue for its contract land drilling services under ASC 606.

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the year ended December 31, 2019, the Company recognized lease revenue, which is included in services revenue - related parties and services revenue on the consolidated statements of comprehensive (loss) income, of $1.8 million and $0.6 million, respectively.

16.	Dividends and Earnings (Loss) Per Share
Dividends

On July 16, 2018, the Company initiated a quarterly dividend policy. As a result of oilfield market conditions and other factors, which include collections from PREPA, the Company's Board of Directors suspended the quarterly cash dividend in the third quarter of 2019. The table below summarizes the dividends paid on the Company's common stock.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Per Share	Total
		(in thousands)
2019
Paid on February 14, 2019	$0.125	$5,609
Paid on May 17, 2019	0.125	5,610
Total cash dividends	$0.25	$11,219
2018
Paid on August 14, 2018	$0.125	$5,595
Paid on November 15, 2018	0.125	5,606
Total cash dividends	$0.25	$11,201

Earnings (Loss) Per Share

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic (loss) earnings per share:
Allocation of earnings:
Net (loss) income	$(79,044)	$235,965	$58,964
Weighted average common shares outstanding	45,011	44,750	41,548
Basic (loss) earnings per share	$(1.76)	$5.27	$1.42

Diluted (loss) earnings per share:
Allocation of earnings:
Net (loss) income	$(79,044)	$235,965	$58,964
Weighted average common shares, including dilutive effect (a)	45,011	45,021	41,639
Diluted (loss) earnings per share	$(1.76)	$5.24	$1.42

a.	No incremental shares of potentially dilutive restricted stock awards were included for the year ended December 31, 2019 as their effect was antidilutive under the treasury stock method.

17.	Equity Based Compensation
Upon formation of certain operating entities by Wexford, Gulfport and Rhino, specified members of management (the “Specified Members”) and certain non-employee members (the “Non-Employee Members”) were granted the right to receive distributions from the operating entities after the contribution member’s unreturned capital balance was recovered (referred to as “Payout” provision).

On November 24, 2014, the awards were modified in conjunction with the contribution of the operating entities to Mammoth Inc. These awards were not granted in limited or general partner units. The awards are for interests in the distributable earnings of the members of MEH Sub, Mammoth Inc.’s majority equity holder.

On the IPO closing date, the unreturned capital balance of Mammoth Inc.'s majority equity holder was not fully recovered from its sale of common stock in the IPO. As a result, Payout did not occur and no compensation cost was recorded.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of the status and changes of the unvested shares of restricted stock units under the 2016 Plan is presented below.

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2017	282,780	$14.98
Granted	460,185	$20.72
Vested	(97,890)	$15.07
Forfeited	(4,443)	$15.00
Unvested restricted stock units as of December 31, 2017	640,632	$19.44
Granted	103,556	$27.74
Vested	(270,069)	$19.26
Forfeited	(40,000)	$20.68
Unvested restricted stock units as of December 31, 2018	434,119	$22.78
Granted	101,181	$6.83
Vested	(231,896)	$22.45
Forfeited	(82,163)	$18.55
Unvested restricted stock units as of December 31, 2019	221,241	$22.43

As of December 31, 2019, there was $1.2 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately eleven months.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $4.2 million, $5.4 million and $3.7 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

19.	Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in Related Party

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions: Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Cementing and SR Energy (collectively, prior to the 2017 Stingray Acquisition, the “2017 Stingray Companies”); Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”); Double Barrel Downhole Technologies LLC (“DBDHT”); Orange Leaf Holdings LLC (“Orange Leaf”); Caliber Investment Group LLC (“Caliber”); Dunvegan North Oilfield Services ULC (“Dunvegan”); Predator Drilling LLC (“Predator”); T&E Flow Services LLC (“T&E”); and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		REVENUES			ACCOUNTS RECEIVABLE
		Years Ended December 31,			At December 31,
		2019	2018	2017	2019	2018
Stingray Pressure Pumping and Gulfport	(a)	$90,357	$96,013	$144,473	$5,950	$8,175
Muskie and Gulfport	(b)	27,689	25,050	42,956	1,141	1,193
SR Energy and Gulfport	(c)	8,772	14,717	10,129	156	1,658
Aquahawk and Gulfport	(d)	828	—	—	—	—
Panther and Gulfport	(e)	—	44	3,253	—	—
Cementing and Gulfport	(f)	—	5,853	7,410	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(g)	2,093	—	—	235	—
Panther and El Toro	(h)	573	918	96	—	64
Other Relationships		1	638	703	41	74
		$130,313	$143,233	$209,020	$7,523	$11,164

a.	Stingray Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.

b.
Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.

c.	SR Energy provides rental services for Gulfport.

d.	Aquahawk provides water transfer services for Gulfport pursuant to a master services agreement.

e.	Panther performs drilling services for Gulfport pursuant to a master service agreement.

f.	Cementing performs well cementing services for Gulfport.

g.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

h.	Panther provides directional drilling services for El Toro, an affiliate of Wexford, pursuant to a master service agreement.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		COST OF REVENUE			ACCOUNTS PAYABLE
		Years Ended December 31,			At December 31,
		2019	2018	2017	2019	2018
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	4,720	—	—	433	—
Cobra and T&E	(b)	—	4,042	610	—	—
Higher Power and T&E	(b)	—	1,603	25	—	—
Panther and DBDHT	(c)	—	240	196		240
The Company and 2017 Stingray Companies	(d)	—	—	432	—	—
Other Relationships		50	—	145	—	—
		$4,770	$5,885	$1,408	$433	$240

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(e)	650	992	892	1	100
The Company and Caliber	(f)	785	648	335	7	3
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	233	—	—	—	—
Other Relationships		179	258	254	9	27
		$1,847	$1,898	$1,481	$17	$130

		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	420	—	—	76	—
Cobra and T&E	(b)	—	1,247	629	—	—
Higher Power and T&E	(b)	—	2,960	1,380	—	—
		$420	$4,207	$2,009	$76	$—
					$526	$370

a.	Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

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

e.	Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

f.	The Company leases office space from Caliber, an entity controlled by Wexford.

On June 29, 2018, Gulfport and certain entities controlled by Wexford (the “Selling Stockholders”) completed an underwritten secondary public offering of 4,000,000 shares of the Company’s common stock at a purchase price to the Selling Stockholders of $38.01 per share. The Selling Stockholders granted the underwriters an option to purchase up to an aggregate of 600,000 additional shares of the Company's common stock at the same purchase price. This option was exercised, in part, and on July 30, 2018, the underwriters purchased an additional 385,000 shares of common stock from the Selling Stockholders at the same price per share. The Selling Stockholders received all proceeds from this offering. The Company incurred costs of approximately $1.0 million related to the secondary public offering during the year ended December 31, 2018.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.7 million during the year ended December 31, 2019. Wexford Investments is an entity controlled by Wexford, which owns approximately 49% of the Company's outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments
The Company has entered into agreements with suppliers to acquire capital equipment.
Aggregate future minimum payments under these agreements at  December 31, 2019 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
2020	$4,865	$24,416
2021	—	697
2022	—	124
2023	—	8
2024	—	—
Thereafter	—	—
	$4,865	$25,245

a.
Included in these amounts are sand purchase commitments of $19.5 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $23.1 million. The minimum amount due in the form of shortfall fees under certain sand purchase agreements was $1.8 million as of December 31, 2019.

Letters of Credit
The Company has various letters of credit that were issued under the Company's revolving credit facility which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	December 31,
	2019	2018
Environmental remediation	$4,182	$3,877
Insurance programs	4,105	4,105
Rail car commitments	455	455
Total letters of credit	$8,742	$8,437

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of December 31, 2019 and 2018, the workers' compensation and automobile liability policies required a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2019 and 2018, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of December 31, 2019 and 2018, accrued claims were $2.9 million and $4.7 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2019 and 2018, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of December 31, 2019 and 2018, the Company did not have any accrued claims for directors and officers liability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. As of December 31, 2019 and 2018, accrued claims were $3.0 million and $3.2 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2019 or 2018 and no expense was recognized during the years ended December 31, 2019, 2018 or 2017 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2019 and 2018, outstanding performance and payment bonds totaled $40.4 million and $22.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $8.0 million as of December 31, 2019. As of December 31, 2018, outstanding bid bonds totaled $3.6 million. The Company did not have any bid bonds outstanding as of December 31, 2019.

Litigation
The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio. The Company is appealing the decision and while it is not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

On June 19, 2018, Wendco of Puerto Rico Inc. filed a putative class action lawsuit in the Commonwealth of Puerto Rico styled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions, LLC; D. Grimm Puerto Rico, LLC, et al. The plaintiffs allege that the defendants caused power outages in Puerto Rico while performing restoration work on Puerto Rico’s electrical network following Hurricanes Irma and Maria in 2017, thereby interrupting commercial activities and causing economic loss. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

On various dates in 2018 and 2019, Cobra was served with four lawsuits from municipalities in Puerto Rico alleging failure to pay municipal license and construction excise taxes. In 2020, five additional municipalities in Puerto Rico filed lawsuits against Cobra making substantially similar allegations. The Government of Puerto Rico's Central Recovery and Reconstruction Office (“COR3”) has noted the unique nature of work executed by entities such as Cobra in Puerto Rico and that taxes, such as those in these matters, may be eligible for reimbursement by the government. Further, COR3 indicated that it is working to develop a solution that will result in payment of taxes owed to the municipalities without placing an undue burden on entities such as Cobra. The Company continues to work with COR3 to resolve these matters. However, at this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company's business, financial condition, results of operations or cash flows.

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a collective and class action complaint in LeJeune v. Mammoth Energy

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, No. 5:19-cv-00286-DAE, in the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA-James Jorrie and Jennifer Gay Jorrie-as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods and failure to pay a statutorily required bonus to eligible workers. The parties have agreed to stay the case until May 31, 2020 in order to conduct a mediation. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or both defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. Cobra denies that it employed Mr. LeJeune and the putative class members and intends to enforce the indemnification obligations owed to it by ESPADA. At this time, the Company is not able to predict the outcome of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.
On April 16, 2019, a putative class and collective action lawsuit was filed in the U.S. District Court for the District of Puerto Rico, styled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiffs allege that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On July 8, 2019, the defendants moved to dismiss the plaintiffs’ claims and compel them to arbitration on an individual basis. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of the arbitration proceedings involving Mr. Zeisset and all opt-in plaintiffs. The plaintiff and additional claimants subsequently initiated individual arbitration proceedings which remain pending. In a similar matter, in April 2019, the Company received a demand for arbitration from seven individual claimants alleging the Company failed to pay overtime in violation of the Fair Labor Standards Act and Puerto Rico law. Other claimants have subsequently initiated individual arbitration proceedings as well. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. The parties are currently waiting for arbitrators to be assigned to these matters. At this time, the Company is not able to predict the outcome of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

In June 2019 and August 2019, the Company was served with three class action lawsuits filed in the Western District of Oklahoma. On September 13, 2019, the court consolidated the three lawsuits under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against Mammoth Energy Services, Inc., Arty Straehla, and Mark Layton. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired Mammoth Energy Services, Inc. common stock between October 19, 2017, and June 5, 2019, inclusive. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the Company and against its officers and directors. In October 2019, the plaintiffs in the two Oklahoma actions voluntarily dismissed their respective cases, with one plaintiff refiling his action in the District of Delaware. On September 13, 2019, the Delaware court consolidated the three actions under the case caption In re Mammoth Energy Services, Inc. Consolidated Shareholder Litigation. On January 17, 2020, the plaintiffs filed their consolidated amended shareholder derivative complaint on behalf of Nominal Defendant, Mammoth Energy Services, Inc., and against Arty Straehla, Mark Layton, Arthur Amron, Paul V. Heerwagen IV, Marc McCarthy, Jim Palm, Matthew Ross, Arthur Smith, Gulfport Energy Corporation, and Wexford Capital LP. On February 18, 2020, the defendants filed a motion to stay this action. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. The Company is continuing to cooperate with the related investigation. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential outcome or other potential impacts that the criminal litigation could have on the Company. PREPA has stated in court filings that it may contend the alleged criminal activity affects Cobra's entitlement to payment under its contracts with PREPA. Subsequent to the indictment, the Company received (i) a preservation request letter from the United States Securities and Exchange Commission (“SEC”) related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter. The Company is cooperating with both the SEC and DOJ and is not able to predict the outcome of these investigations or if either will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

On September 16, 2019, Cobra filed a lawsuit against Robert Malcom (“Malcom”) and BHI Energy I Power Services LLC in a case styled Cobra Acquisitions v. Robert L. Malcom and BHI Energy I Power Services LLC in the 242nd Judicial District, District Court of Hale County, Texas. Cobra alleges Malcom breached his non-compete and non-solicit obligations contained in the purchase and sale agreement in which Cobra purchased Higher Power from Malcom. On September 16, 2019, the court entered a Temporary Restraining Order enjoining Malcom from competing against Higher Power or soliciting its customers and employees. Subsequently, on October 25, 2019, the court entered a Temporary Injunction enjoining Malcom from competing against Higher Power or soliciting its customers and employees until the time of trial. Cobra is seeking to permanently enjoin Malcom from competing against Higher Power or soliciting its customers and employees, and further seeks damages it incurred as a result of Malcom's breach of his non-compete agreement. On November 3, 2019, Malcom filed his original counter-petition and third-party petition against Cobra, Higher Power, Keith Ellison and Arty Straehla alleging, among other things, breach of contract, conversion, unjust enrichment, tortious interference, retaliation, violations of the federal Racketeer Influenced and Corrupt Organizations Act, and conspiracy. The Company moved to dismiss these claims and, on January 24, 2020, after the hearing on the motion to dismiss, Malcom dismissed his claims without prejudice. As a result, at this time the matter poses no liability to Cobra or other Mammoth Inc. entities.

As of December 31, 2019, PREPA owed the Company approximately $227.0 million for services performed, excluding $42.0 million of interest charged on these delinquent balances as of December 31, 2019. The Company believes these receivables are collectible. However, PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, the Company filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to the Company by PREPA. PREPA filed a motion to stay the Company's motion on the ground that the ongoing criminal proceedings described above against the former president of Cobra and two other individuals may affect the recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay the Company's motion and, on February 3, 2020, extended the stay until a status conference to be held on June 17, 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 18, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

On January 21, 2020, Mastec Renewables Puerto Rico, LLC (“Mastec”) filed a lawsuit against Mammoth Inc., and Cobra, in the U.S. District Court in the Southern District of Florida. Pursuant to its complaint, Mastec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act, tortious interference and violations of Puerto Rico state laws. Mastec alleges that it sustained injuries to its business and property in the alleged amount of $500 million because of the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

The Company is involved in various other legal proceedings in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material impact on the Company's business, financial condition, results of operations or cash flows.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2019 and 2018 the Company paid $3.3 million and $5.6 million, respectively, in contributions to the plan. The Company did not pay any contributions for the year ended December 31, 2017.

21.	Reporting Segments and Geographic Areas
Reporting Segments

As of December 31, 2019, our revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

The Company's Chief Executive Officer and Chief Financial Officer comprise the Company's Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements, and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating income (loss) less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

In 2018, the Company had three reportable segments, including pressure pumping services, infrastructure services and natural sand proppant services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, the Company changed its reportable segment presentation in 2019 to include its drilling services, which includes Bison Drilling, Bison Trucking, Panther Drilling, Mako Acquisitions and White Wing Tubular, as its own reportable segment. The results of the entities were previously included in the reconciling column titled “All Other” in the tables below for the years ended December 31, 2018 and 2017. As of December 31, 2019, the Company’s four reportable segments include infrastructure services (“Infrastructure”), pressure pumping services (“Pressure Pumping”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The results for the years ended December 31, 2018 and 2017 have been retroactively adjusted to reflect his change in reportable segments.

During the periods presented, the infrastructure services segment provided electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The pressure pumping services segment provides

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the periods presented, the Company also provided coil tubing services, flowback services, cementing services, acidizing services, equipment rental services, crude oil hauling services, full service transportation and remote accommodation services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments met the quantitative thresholds of a reporting segment and did not meet the aggregation criteria set forth in ASC 280 Segment Reporting for the year ended December 31, 2019. Therefore, results for these operating segments are included in the column labeled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Year Ended December 31, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$214,449	$241,972	$69,794	$31,728	$67,069	$—	$625,012
Intersegment revenues	—	4,378	29,796	498	2,231	(36,903)	—
Total revenue	214,449	246,350	99,590	32,226	69,300	(36,903)	625,012
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	171,756	177,997	87,637	35,963	70,435	—	543,788
Intersegment cost of revenues	—	31,727	2,542	846	1,848	(36,963)	—
Total cost of revenue	171,756	209,724	90,179	36,809	72,283	(36,963)	543,788
Selling, general and administrative	25,390	10,993	5,006	4,160	6,003	—	51,552
Depreciation, depletion, amortization and accretion	31,451	40,240	14,050	13,255	18,037	—	117,033
Impairment of goodwill	434	23,423	2,684	—	7,123	—	33,664
Impairment of other long-lived assets	—	—	—	2,955	4,403	—	7,358
Operating income (loss)	(14,582)	(38,030)	(12,329)	(24,953)	(38,549)	60	(128,383)
Interest expense	1,689	1,283	193	907	886	—	4,958
Other expense	(42,787)	580	67	(109)	33	—	(42,216)
Income (loss) before income taxes	$26,516	$(39,893)	$(12,589)	$(25,751)	$(39,468)	$60	$(91,125)
Total expenditures for property, plant and equipment	$5,643	$14,703	$2,877	$3,156	$9,382	$—	$35,761
As of December 31, 2019:
Intangible assets, net	$1,410	$3,371	$—	$—	$1,007	$—	$5,788
Total assets	$420,285	$175,259	$190,382	$61,545	$142,731	$(37,817)	$952,385

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2018	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$1,082,371	$362,491	$100,816	$66,237	$78,169	$—	$1,690,084
Intersegment revenue	—	7,001	67,459	416	5,541	(80,417)	—
Total revenue	1,082,371	369,492	168,275	66,653	83,710	(80,417)	1,690,084
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	608,017	223,296	126,714	60,248	75,529	—	1,093,804
Intersegment cost of revenues	2,583	70,365	6,103	554	785	(80,390)	—
Total cost of revenue	610,600	293,661	132,817	60,802	76,314	(80,390)	1,093,804
Selling, general and administrative(a)	27,126	29,761	6,218	5,343	4,649	—	73,097
Depreciation and amortization	20,516	51,487	13,519	18,233	16,122	—	119,877
Impairment of goodwill	—	—	—	—	3,203	—	3,203
Impairment of other long-lived assets	308	143	—	3,966	1,235	—	5,652
Operating income (loss)	423,821	(5,560)	15,721	(21,691)	(17,813)	(27)	394,451
Interest expense	423	1,171	234	835	524	—	3,187
Other expense	573	434	525	461	43	—	2,036
Income (loss) before income taxes	$422,825	$(7,165)	$14,962	$(22,987)	$(18,380)	$(27)	$389,228
Total expenditures for property, plant and equipment	$100,701	$33,774	$17,935	$13,398	$26,135	$—	$191,943
As of December 31, 2018:
Intangible assets, net	$1,650	$4,059	$—	$—	$2,047	$—	$7,756
Total assets	$366,457	$254,278	$177,870	$83,714	$132,309	$58,463	$1,073,091
a.    Included in Pressure Pumping selling, general and administrative expense is non-cash equity based compensation of $17.5 million.

Year Ended December 31, 2017	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$224,425	$277,326	$90,023	$50,075	$49,647	$—	$691,496
Intersegment revenues	—	2,026	27,014	446	2,081	(31,567)	—
Total revenue	224,425	279,352	117,037	50,521	51,728	(31,567)	691,496
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	120,117	183,089	91,049	46,701	41,613	—	482,569
Intersegment cost of revenues	1,443	28,147	1,731	146	65	(31,532)	—
Total cost of revenue	121,560	211,236	92,780	46,847	41,678	(31,532)	482,569
Selling, general and administrative	21,606	9,501	8,190	5,510	5,079	—	49,886
Depreciation, depletion, amortization and accretion	3,185	45,413	9,394	19,635	14,497	—	92,124
Impairment of long-lived assets	—	—	324	3,822	—	—	4,146
Operating loss	78,074	13,202	6,349	(25,293)	(9,526)	(35)	62,771
Interest expense	241	1,622	679	1,695	73	—	4,310
Bargain purchase gain	—	—	(4,012)	—	—	—	(4,012)
Other expense (income)	6	129	211	256	75	—	677
(Loss) income before income taxes	$77,827	$11,451	$9,471	$(27,244)	$(9,674)	$(35)	$61,796
Total expenditures for property, plant and equipment	20,144	85,853	16,376	8,927	2,553	—	133,853
As of December 31, 2017:
Intangible assets, net	$1,770	$12,392	$—	$—	$1,977	$—	$16,139
Total assets	$205,275	$297,140	$190,859	$88,527	$243,767	$(158,325)	$867,243

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$516,276	$654,506	$471,745
Puerto Rico	96,630	1,022,558	203,087
Canada	11,946	13,020	16,664
Other	160	—	—
Total	$625,012	$1,690,084	$691,496

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$526,584	$571,555	$515,904
Puerto Rico	—	32,604	6,923
Canada	18,821	19,376	23,254
Total	$545,405	$623,535	$546,081

22. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue	$262,138	$181,820	$113,417	$67,637	$625,012
Gross profit (loss)	73,068	13,805	2,283	(7,932)	81,224
Net income (loss)	28,333	(10,889)	(35,709)	(60,779)	(79,044)

Net income (loss) per share (basic)	$0.63	$(0.24)	$(0.79)	$(1.35)	$(1.76)
Net income (loss) per share (diluted)	$0.63	$(0.24)	$(0.79)	$(1.35)	$(1.76)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2018	2018	2018	2018
	(in thousands, except per share data)
Revenue	$494,249	$533,594	$384,043	$278,198	$1,690,084
Gross profit	168,148	193,766	136,478	97,888	596,280
Net income	55,546	42,700	69,512	68,207	235,965

Net income per share (basic)	$1.24	$0.95	$1.55	$1.52	$5.27
Net income per share (diluted)	$1.24	$0.95	$1.54	$1.51	$5.24

23.	Subsequent Events
As discussed above, on February 26, 2020, the Company entered into a second amendment to its revolving credit facility. See Note 11 above for details.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2019, the Company ordered additional capital equipment with aggregate commitments of $2.2 million.