Form 10-Q
period 2020-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2020-05-11
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2020, there were 45,713,562 shares of common stock, $0.01 par value, outstanding.

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
i

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2019 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of reduced drilling and completions activity on our oilfield services;
•the volatility of oil and natural gas prices and the extent and duration of price reductions and increased production by OPEC members and other oil exporting nations;
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent COVID-19 pandemic, or any government response to such occurrence or threat;
•our ability to protect the health and well-being of our employees during the ongoing COVID-19 pandemic;
•logistical challenges and remote working arrangements;
•the performance of contracts and supply chain disruptions during the ongoing COVID-19 pandemic;
•general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•our ability to obtain capital or financing needed for our operations on favorable terms or at all;
•conditions of U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;
•our ability to execute our business and financial strategies;
•any loss of one or more of our significant customers and its impact on our revenue, financial condition and results of operations;
•our ability to identify, complete and integrate acquisitions of assets or businesses;
•our ability to receive, or delays in receiving, permits and governmental approvals and/or payments, and to comply with applicable governmental laws and regulations;
•outcome of a government investigation relating to the contracts awarded to one of our subsidiaries by the Puerto Rico Electric Power Authority and any resulting litigation;
•outcome of pending litigation discussed in this report;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•the availability of transportation, pipeline and storage facilities and any increase in related costs;
•access to and restrictions on use of water;
•technology;
•competition within the energy services industry;
•availability of equipment, materials or skilled labor;
•our ability to maintain compliance with financial covenants under our revolving credit facility;
•our ability to regain compliance with the minimum bid price and market value of our common stock required by the Nasdaq Global Select Market to maintain continued listing of our common stock;
•future operating results; and
•capital expenditures and other plans, objectives, expectations and intentions.

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

        The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2019 and Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2020	2019
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$13,180	$5,872
Accounts receivable, net	371,755	363,053
Receivables from related parties	17,790	7,523
Inventories	13,193	17,483
Prepaid expenses	8,250	12,354
Other current assets	866	695
Total current assets	425,034	406,980

Property, plant and equipment, net	316,068	352,772
Sand reserves	68,351	68,351
Operating lease right-of-use assets	38,838	43,446
Intangible assets, net - customer relationships	540	583
Intangible assets, net - trade names	4,996	5,205
Goodwill	12,608	67,581
Other non-current assets	7,576	7,467
Total assets	$874,011	$952,385
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$42,993	$39,220
Payables to related parties	82	526
Accrued expenses and other current liabilities	39,727	40,754
Current operating lease liability	15,484	16,432
Income taxes payable	28,699	33,465
Total current liabilities	126,985	130,397

Long-term debt	88,350	80,000
Deferred income tax liabilities	41,873	36,873
Long-term operating lease liability	23,236	27,102
Asset retirement obligations	4,586	4,241
Other liabilities	4,573	5,031
Total liabilities	289,603	283,644

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,713,563 and 45,108,545 issued and outstanding at March 31, 2020 and December 31, 2019	457	451
Additional paid in capital	536,140	535,094
Retained earnings	52,531	136,502
Accumulated other comprehensive loss	(4,720)	(3,306)
Total equity	584,408	668,741
Total liabilities and equity	$874,011	$952,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE	(in thousands, except per share amounts)
Services revenue	$68,845	$193,101
Services revenue - related parties	18,013	44,073
Product revenue	8,650	12,309
Product revenue - related parties	1,875	12,655
Total revenue	97,383	262,138

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $23,554 and $25,682, respectively, for the three months ended March 31, 2020 and 2019)	70,697	158,106
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0 and $0, respectively, for the three months ended March 31, 2020 and 2019)	101	713
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,309 and $2,871, respectively, for the three months ended March 31, 2020 and 2019)	11,108	30,251
Selling, general and administrative (Note 11)	10,556	16,902
Selling, general and administrative - related parties (Note 11)	215	434
Depreciation, depletion, amortization and accretion	25,882	28,576
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Total cost and expenses	186,429	234,982
Operating (loss) income	(89,046)	27,156

OTHER INCOME (EXPENSE)
Interest expense, net	(1,638)	(523)
Other, net	7,409	24,557
Total other income (expense)	5,771	24,034
(Loss) income before income taxes	(83,275)	51,190
(Benefit) provision for income taxes	696	22,857
Net (loss) income	$(83,971)	$28,333

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $361 and ($90), respectively, for the three months ended March 31, 2020 and 2019	(1,414)	356
Comprehensive (loss) income	$(85,385)	$28,689

Net (loss) income per share (basic) (Note 14)	$(1.85)	$0.63
Net (loss) income per share (diluted) (Note 14)	$(1.85)	$0.63
Weighted average number of shares outstanding (basic) (Note 14)	45,314	44,929
Weighted average number of shares outstanding (diluted) (Note 14)	45,314	45,063
Dividends declared per share	$—	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended March 31, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	605	6	—	1,046	—	1,052
Net loss	—	—	(83,971)	—	—	(83,971)
Other comprehensive loss	—	—	—	—	(1,414)	(1,414)
Balance at March 31, 2020	45,714	$457	$52,531	$536,140	$(4,720)	$584,408

	Three Months Ended March 31, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	—	—	—	1,289	—	1,289
Net income	—	—	28,333	—	—	28,333
Cash dividends paid ($0.125 per share)	—	—	(5,610)	—	—	(5,610)
Other comprehensive income	—	—	—	—	356	356
Balance at March 31, 2019	44,877	$449	$249,488	$532,208	$(3,725)	$778,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(83,971)	$28,333
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Stock based compensation	1,049	1,289
Depreciation, depletion, accretion and amortization	25,882	28,576
Amortization of coil tubing strings	237	535
Amortization of debt origination costs	452	82
Bad debt expense	55	4
(Gain) loss on disposal of property and equipment	(673)	94
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Deferred income taxes	5,361	(15,476)
Other	432	41
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(8,569)	(67,093)
Receivables from related parties	(10,267)	(33,868)
Inventories	4,053	1,854
Prepaid expenses and other assets	3,929	2,389
Accounts payable	2,078	(353)
Payables to related parties	(444)	239
Accrued expenses and other liabilities	(1,220)	(4,956)
Income taxes payable	(4,713)	(44,684)
Net cash provided by (used in) operating activities	1,541	(102,994)

Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(20,273)
Purchases of property and equipment from related parties	(76)	—
Contributions to equity investee	—	(480)
Proceeds from disposal of property and equipment	558	1,500
Net cash used in investing activities	(942)	(19,253)

Cash flows from financing activities:
Borrowings from lines of credit	17,300	82,000
Repayments of lines of credit	(8,950)	—
Principal payments on financing leases and equipment financing notes	(452)	(457)
Dividends paid	—	(5,610)
Debt issuance costs	(1,000)	—
Net cash provided by financing activities	6,898	75,933
Effect of foreign exchange rate on cash	(189)	32
Net change in cash and cash equivalents	7,308	(46,282)
Cash and cash equivalents at beginning of period	5,872	67,625
Cash and cash equivalents at end of period	$13,180	$21,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,285	$294
Cash paid for income taxes	$62	$91,955
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,347	$5,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping, natural sand and proppant services and drilling services as well as coil tubing, equipment rental, full service transportation, crude oil hauling and remote accommodation services.

The Company was incorporated in Delaware in June 2016 as a wholly-owned subsidiary of Mammoth Energy Partners LP, a Delaware limited partnership (the “Partnership” or the “Predecessor”). The Partnership was originally formed by Wexford Capital LP (“Wexford”) in February 2014 as a holding company under the name Redback Energy Services Inc. and was converted to a Delaware limited partnership in August 2014. On November 24, 2014, Mammoth Energy Holdings LLC (“Mammoth Holdings,” an entity controlled by Wexford), Gulfport Energy Corporation (“Gulfport”) and Rhino Resource Partners LP (“Rhino”) contributed their interest in certain of the entities presented below to the Partnership in exchange for an aggregate of 20 million limited partner units. Mammoth Energy Partners GP, LLC (the “General Partner”) held a non-economic general partner interest.

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

At March 31, 2020 and December 31, 2019, Wexford and Gulfport beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At March 31, 2020		At December 31, 2019
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,045,273	48.2%	22,045,273	48.9%
Gulfport	9,829,548	21.5%	9,829,548	21.8%
Outstanding shares owned by related parties	31,874,821	69.7%	31,874,821	70.7%
Total outstanding	45,713,563	100.0%	45,108,545	100.0%

Operations

The Company's infrastructure services include construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company's pressure pumping services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's drilling services provide drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other services, including coil tubing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services.

All of the Company’s operations are in North America. During certain of the periods presented in this report, the Company provided its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or further decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

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
Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer's risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent accounts receivable is recognized in other income when chargeable and collectability is reasonably assured.

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2020 and 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $7.7 million and $25.7 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were interest charges of $49.7 million and $42.0 million, respectively.

The Company regularly reviews receivables and provides for expected losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company expects that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made. If it is determined that previously reserved amounts are collectible, the Company would decrease the allowance through a credit to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once a final determination is made regarding their uncollectability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2019 and the three months ended March 31, 2020 (in thousands):

Balance, January 1, 2019	$5,198
Additions charged to bad debt expense	1,771
Recoveries of receivables previously charged to bad debt expense	(337)
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	5,154
Additions charged to bad debt expense	525
Recoveries of receivables previously charged to bad debt expense	(470)
Deductions for uncollectible receivables written off	(220)
Balance, March 31, 2020	$4,989

The Company recorded additions to allowance for doubtful accounts totaling $0.5 million and $1.8 million, respectively, for the three months ended March 31, 2020 and year ended December 31, 2019 based on the factors described above. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of March 31, 2020, PREPA owed Cobra approximately $227.0 million for services performed, excluding $49.7 million of interest charged on these delinquent balances as of March 31, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA. PREPA filed a motion to stay Cobra's motion on the ground that the ongoing criminal proceedings described in Note 18 below against the former president of Cobra and two other individuals may affect the recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay Cobra's motion and, on February 3, 2020, extended the stay until an omnibus hearing to be held in June 2020. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the undisputed tax claims. Pursuant to its urgent motion, Cobra seeks to recover approximately $61.7 million in undisputed claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. On April 7, 2020, PREPA filed a response brief to Cobra’s urgent motion, and Cobra filed its reply brief on April 14, 2020. A ruling on Cobra’s urgent motion is pending. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2020 and December 31, 2019 and percentages of total revenues derived for the three months ended March 31, 2020 and 2019:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2020	2019	2020	2019
Customer A(a)	—%	33%	71%	73%
Customer B(b)	20%	21%	5%	2%
Customer C(c)	14%	1%	2%	2%
Customer D(d)	10%	3%	3%	3%
Customer E(e)	—%	14%	—%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
b.Customer B is a related party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's pressure pumping services segment, natural sand proppant services segment and other businesses.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's pressure pumping services segment and equipment rental business.
d.Customer D is a third-party customer. Revenues and the related accounts receivable balances earned from Customer D were derived from the Company's infrastructure services segment.
e.Customer E is a related party customer. Revenues and the related accounts receivable balances earned from Customer E were derived from the Company's pressure pumping segment and equipment rental business.

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

New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. It did not have a material impact on the Company's condensed consolidated financial statements.

3.  Revenue
The Company's primary revenue streams include infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. See Note 19 for the Company's revenue disaggregated by type.

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

Pursuant to a contract with one of its customers, the Company has agreed to provide that customer with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. The Company has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to the Company for services performed during the contractual period is fixed and the right

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
to receive it is unconditional. This customer has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. During the three months ended March 31, 2020, the Company generated $17.8 million in revenues under the contract from this customer. This customer made payments of $6.8 million to the Company during the three months ended March 31, 2020 related to revenue recognized for services in 2019 prior to the alleged termination date, and owed the Company $17.0 million as of March 31, 2020 under the contract. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “services revenue—related parties” and “accounts receivable—related parties” on the accompanying unaudited condensed consolidated statement of comprehensive (loss) income and unaudited condensed consolidated balance sheets. See Note 18 below.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of March 31, 2020, the Company had deferred revenue totaling $8.3 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the three months ended March 31, 2020 and 2019, the Company recognized revenue totaling $4.9 million and $1.0 million, respectively, related to shortfall payments.

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

Other Services
During the periods presented, the Company also provided coil tubing, pressure control, flowback, cementing, equipment rentals, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations during the third quarter of 2019. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, December 31, 2018	$4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	7,244
Deduction for recognition of revenue	(4,915)
Increase for deferral of shortfall payments	5,873
Increase for deferral of customer prepayments	85
Balance, March 31, 2020	$8,287

The Company did not have any contract assets as of March 31, 2020, December 31, 2019 or December 31, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had unsatisfied performance obligations totaling $78.8 million, which will be recognized over the next 1.6 years.

4. Inventories
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

	March 31,	December 31,
	2020	2019
Supplies	$7,851	$9,598
Raw materials	997	746
Work in process	3,221	4,608
Finished goods	1,124	2,531
Total inventories	$13,193	$17,483

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2020	2019
Pressure pumping equipment	3-5 years	$216,813	$216,627
Drilling rigs and related equipment	3-15 years	116,252	117,783
Machinery and equipment	7-20 years	184,893	190,221
Buildings(a)	15-39 years	45,352	47,859
Vehicles, trucks and trailers	5-10 years	129,700	135,724
Coil tubing equipment	4-10 years	27,462	29,438
Land	N/A	13,687	13,687
Land improvements	15 years or life of lease	10,135	10,135
Rail improvements	10-20 years	13,802	13,802
Other property and equipment(b)	3-12 years	19,054	18,880
		777,150	794,156
Deposits on equipment and equipment in process of assembly(c)		4,964	6,627
		782,114	800,783
Less: accumulated depreciation(d)		466,046	448,011
Total property, plant and equipment, net		$316,068	$352,772
a. Included in Buildings at March 31, 2020 and December 31, 2019 are costs of $7.6 million and $6.7 million, respectively, related to assets under operating leases.
b. Included in Other property and equipment at each of March 31, 2020 and December 31, 2019 are costs of $6.5 million related to assets under operating leases.
c. Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d. Includes accumulated depreciation of $4.2 million and $3.5 million, respectively, at March 31, 2020 and December 31, 2019 related to assets under operating leases.

Impairment
Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its oilfield services assets were less than their carrying value. Therefore, the Company performed an interim impairment test. As a result of the test, the Company recorded the following impairments to its fixed assets during the three months ended March 31, 2020 (in thousands):

Water transfer equipment	$4,203
Crude oil hauling equipment	3,275
Coil tubing equipment	2,160
Flowback equipment	1,514
Rental equipment	1,308
Other equipment	437
Total impairment of other long-lived assets	$12,897

The Company measured the fair values of these assets using significant unobservable inputs (Level 3) based on an income approach. The Company did not record any impairment of other long-lived assets during the three months ended March 31, 2019.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the three months ended March 31, 2020 and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2019, proceeds from the sale of equipment damaged or lost down-hole were $0.4 million and a nominal amount, respectively, and gains on sales of equipment damaged or lost down-hole were $0.4 million and a nominal amount, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other, net” on the unaudited condensed consolidated statement of comprehensive (loss) income. For the three months ended March 31, 2020 and 2019, proceeds from the sale of equipment were $0.6 million and $1.4 million, respectively, and gains (losses) from the sale or disposal of equipment were $0.3 million and ($0.1) million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$25,600	$28,066
Depletion expense	—	212
Amortization expense	253	284
Accretion expense	29	14
Depreciation, depletion, amortization and accretion	$25,882	$28,576

6. Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the three months ended March 31, 2020 and year ended December 31, 2019 are presented below (in thousands):

	Infrastructure	Pressure Pumping	Sand	Other	Total
Balance as of January 1, 2019
Goodwill	$3,828	$86,043	$2,684	$11,893	$104,448
Accumulated impairment losses	—	—	—	(3,203)	(3,203)
	3,828	86,043	2,684	8,690	101,245
Acquisitions	—	—	—	—	—
Impairment losses	(434)	(23,423)	(2,684)	(7,123)	(33,664)
Balance as of December 31, 2019
Goodwill	3,828	86,043	2,684	11,893	104,448
Accumulated impairment losses	(434)	(23,423)	(2,684)	(10,326)	(36,867)
	3,394	62,620	—	1,567	67,581
Acquisitions	—	—	—	—	—
Impairment losses	—	(53,406)	—	(1,567)	(54,973)
Balance as of March 31, 2020
Goodwill	3,828	86,043	2,684	11,893	104,448
Accumulated impairment losses	(434)	(76,829)	(2,684)	(11,893)	(91,840)
	$3,394	$9,214	$—	$—	$12,608

Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value. Therefore, the Company performed an interim goodwill impairment test. The Company impaired goodwill associated with Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), Silverback Energy and WTL Oil LLC, resulting in a $55.0 million

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
impairment charge during the three months ended March 31, 2020. To determine fair value at March 31, 2020, the Company used a combination of the income and market approaches. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The Company did not record any goodwill impairment charges during the three months ended March 31, 2019.

Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	March 31,	December 31,
	2020	2019
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(510)	(467)
Less: accumulated amortization - trade names	(4,067)	(3,858)
Intangible assets, net	$5,536	$5,788

Amortization expense for intangible assets was $0.3 million for each of the three months ended March 31, 2020 and 2019. The original life of customer relationships ranges is 6 years as of March 31, 2020 with a remaining average useful life of 3.1 years. The original life of trade names ranges from 10 to 20 years as of March 31, 2020 with a remaining average useful life of 8.1 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2020	$761
2021	1,015
2022	1,015
2023	898
2024	771
Thereafter	1,076
$5,536

7. Equity Method Investment
On December 21, 2018, Cobra Aviation Services LLC (“Cobra Aviation”) and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment Leasing, Inc. (“Brim Equipment”) for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns one commercial helicopter and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.2 million and $2.6 million, respectively, at March 31, 2020 and December 31, 2019. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded an equity method adjustment to its investment of $0.4 million and a nominal amount for its share of Brim Acquisitions' income for the three months ended March 31, 2020 and 2019, which is included in “other, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. The Company made additional

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
investments totaling $0.5 million during the three months ended March 31, 2019. The Company did not make any additional investments during the three months ended March 31, 2020.

8. Accrued Expenses and Other Current Liabilities
        Accrued expense and other current liabilities included the following (in thousands):

	March 31,	December 31,
	2020	2019
State and local taxes payable	$14,921	$15,288
Deferred revenue	8,287	7,244
Accrued compensation, benefits and related taxes	7,088	5,938
Financed insurance premiums	3,748	6,463
Insurance reserves	2,582	2,906
Other	3,101	2,915
Total	$39,727	$40,754

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of March 31, 2020 and December 31, 2019, the applicable interest rate associated with financed insurance premiums ranged from 3.45% to 3.75%.

9. Debt
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

The financial covenants under the revolving credit facility were amended as follows:

•the minimum interest coverage ratio of 3.0 to 1.0 was eliminated;
•the maximum leverage coverage ratio of 4.0 to 1.0 was eliminated for the first two fiscal quarters of 2020 and, beginning with the fiscal quarter ended September 30, 2020, changed to 2.5 to 1.0;
•beginning with the fiscal quarter ended September 30, 2020, a minimum fixed charge coverage ratio of at least 1.1 to 1.0 was added; and
•from the effective date of February 26, 2020 through September 30, 2020, a minimum excess availability covenant of 10% of the maximum revolving advance amount was added.

As of March 31, 2020 and December 31, 2019, the Company was in compliance with its covenants under the revolving credit facility.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, there were outstanding borrowings under the revolving credit facility of $88.4 million and $19.4 million of available borrowing capacity. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit. At December 31, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of borrowing capacity under the facility, after giving effect to $8.7 million of outstanding letters of credit.

As of May 6, 2020, the Company had $94.0 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $13.8 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

10.  Variable Interest Entities
        Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard Aviation LLC (“Leopard”) to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns three helicopters and support equipment, 100% of the equity interest in Air Rescue Systems Corporation (“ARS”) and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

        Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2020.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Selling, General and Administrative Expense
        Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash expenses:
Compensation and benefits	$3,969	$9,230
Professional services	3,538	3,789
Other(a)	2,309	3,244
Total cash SG&A expense	9,816	16,263
Non-cash expenses:
Bad debt provision	55	4
Stock based compensation	900	1,069
Total non-cash SG&A expense	955	1,073
Total SG&A expense	$10,771	$17,336
a. Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

12. Income Taxes
The Company recorded income tax expense of $0.7 million and $22.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company's effective tax rate was (1%) and 45% for the three months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $5.2 million net tax expense during the three months ended March 31, 2020, which consists of a $12.3 million deferred tax expense and a $7.2 million current tax benefit. This impact, along with the rate impact from non-deductible goodwill impairment, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the three months ended March 31, 2020.

The effective tax rate for the three months ended March 31, 2019 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico.

13. Leases
Lessee Accounting

The Company recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with a term in excess of 12 months. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize lease assets and liabilities and recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
lease payments. The Company's incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Lease expense consisted of the following for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$4,802	$6,015
Short-term lease expense	169	214
Finance lease expense:
Amortization of right-of-use assets	317	197
Interest on lease liabilities	54	38
Total lease expense	$5,342	$6,464

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$38,838	$43,446
Current operating lease liability	15,484	16,432
Long-term operating lease liability	23,236	27,102
Finance leases:
Property, plant and equipment, net	$4,794	$5,111
Accrued expenses and other current liabilities	1,360	1,365
Other liabilities	3,565	3,856

Other supplemental information related to leases for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,737	$5,961
Operating cash flows from finance leases	54	34
Financing cash flows from finance leases	296	329
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(309)	$955
Finance leases	—	—

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	3.2 years	3.4 years
Finance leases	3.9 years	4.1 years
Weighted-average discount rate:
Operating leases	4.4%	4.4%
Finance leases	4.3%	4.3%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$12,825	$1,213
2021	13,136	1,254
2022	8,694	1,220
2023	4,284	1,214
2024	1,727	441
Thereafter	881	—
Total lease payments	41,547	5,342
Less: Present value discount	2,827	417
Present value of lease payments	$38,720	$4,925

Lessor Accounting

Certain of the Company's agreements with its customers for contract land drilling services, aviation services and remote accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. The Company's agreements for its contract land drilling services contain a service component in addition to a lease component. The Company has determined the service component is greater than the lease component and, therefore, reports revenue for its contract land drilling services under ASC 606.

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.3 million and $0.6 million, respectively, during the three months ended March 31, 2020 and 2019, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. (Loss) Earnings Per Share

        Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(83,971)	$28,333
Weighted average common shares outstanding	45,314	44,929
Basic (loss) earnings per share	$(1.85)	$0.63

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(83,971)	$28,333
Weighted average common shares, including dilutive effect(a)	45,314	45,063
Diluted (loss) earnings per share	$(1.85)	$0.63
a. No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2020 as their effect was antidilutive under the treasury stock method.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	101,181	6.83
Vested	(231,896)	22.45
Forfeited	(82,163)	18.55
Unvested shares as of December 31, 2019	221,241	22.43
Granted	2,000,000	0.93
Vested	(605,017)	4.44
Forfeited	—	—
Unvested shares as of March 31, 2020	1,616,224	$1.74

As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.0 million and $1.3 million, respectively, for the three months ended March 31, 2020 and 2019.

17. Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping, Muskie Proppant LLC (“Muskie”), Stingray Energy Services LLC (“SR Energy”), Aquahawk Energy LLC (“Aquahawk”), Panther Drilling Systems LLC (“Panther Drilling”), Anaconda Manufacturing LLC (“Anaconda”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Gulfport, Wexford, Grizzly Oil Sands ULC (“Grizzly”), El Toro Resources LLC (“El Toro”), Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”), Predator Drilling LLC (“Predator”) and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		REVENUES		ACCOUNTS RECEIVABLE
		Three Months Ended March 31,		At March 31,	At December 31,
		2020	2019	2020	2019
Pressure Pumping and Gulfport	(a)	$17,823	$37,410	$17,021	$5,950
Muskie and Gulfport	(b)	1,875	12,655	516	1,141
SR Energy and Gulfport	(c)	108	5,307	135	156
Aquahawk and Gulfport	(d)	—	724	—	—
Panther Drilling and El Toro	(e)	—	369	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(f)	82	263	89	235
Other Relationships		—	—	29	41
		$19,888	$56,728	$17,790	$7,523
a.Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.
b.Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.
c.SR Energy provides rental services to Gulfport.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
d.Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.
e.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.
f.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended March 31,		At March 31,	At December 31,
		2020	2019	2020	2019
		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	$13	$713	$6	$433
Anaconda and Caliber	(b)	62	—	—	—
Other		26	—	—	—
		$101	$713	$6	$433

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$—	$236	$—	$1
The Company and Caliber	(b)	192	130	62	7
Other		23	68	14	9
		$215	$434	$76	$17

		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	$—	$—	$—	$76
		$—	$—	$—	$76
				$82	$526

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber leases office space to Mammoth.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. The Company made additional investments totaling $0.5 million during the three months ended March 31, 2019. The Company did not make any additional investments during the three months ended March 31, 2020. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company's outstanding common stock.

18. Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments
The Company has entered into agreements with suppliers to purchase capital equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Aggregate future minimum payments under these obligations in effect at March 31, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,766	$15,834
2021	—	700
2022	—	129
2023	—	8
2024	—	—
Thereafter	—	—
	$3,766	$16,671
a.  Included in these amounts are sand purchase commitments of $13.8 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $16.3 million.

Letters of Credit
The Company has various letters of credit that were issued under the Company's revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2020	2019
Environmental remediation	$4,477	$4,182
Insurance programs	4,105	4,105
Rail car commitments	455	455
Total letters of credit	$9,037	$8,742

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of March 31, 2020 and December 31, 2019, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of March 31, 2020 and December 31, 2019, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. As of March 31, 2020 and December 31, 2019, accrued claims were $2.6 million and $2.9 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of March 31, 2020 and December 31, 2019, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of March 31, 2020 and December 31, 2019, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. As of March 31, 2020 and December 31, 2019, accrued claims were $2.7 million and $3.0 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2020 and December 31, 2019 and no expense was recognized during the three months ended March 31, 2020 or 2019 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2020, outstanding bid bonds totaled $0.2 million. The Company did not have any outstanding bid bonds as of December 31, 2019. As of March 31, 2020 and December 31, 2019, outstanding performance and payment bonds totaled $32.1 million and $40.4 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $5.1 million as of March 31, 2020.

Litigation
The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio. The Company is appealing the decision and while it is not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On June 19, 2018, Wendco of Puerto Rico Inc. filed a putative class action lawsuit in the Commonwealth of Puerto Rico styled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions, LLC; D. Grimm Puerto Rico, LLC, et al. The plaintiffs allege that the defendants caused power outages in Puerto Rico while performing restoration work on Puerto Rico’s electrical network following Hurricanes Irma and Maria in 2017, thereby interrupting commercial activities and causing economic loss. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

Cobra has been served with ten lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. The Government of Puerto Rico's Central Recovery and Reconstruction Office (“COR3”) has noted the unique nature of work executed by entities such as Cobra in Puerto Rico and that taxes, such as those in these matters, may be eligible for reimbursement by the government. Further, COR3 indicated that it is working to develop a solution that will result in payment of taxes owed to the municipalities without placing an undue burden on entities such as Cobra. The Company continues to work with COR3 to resolve these matters. However, at this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. Cobra denies that it employed Mr. LeJeune and the putative class members. The case is stayed until May 31, 2020 in order for the parties to mediate plaintiff’s claims. At this time,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint in Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC, Case No. 3:19-cv-01366-RAM, in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. Arbitrators have not yet been assigned to these matters. At this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

In June 2019 and August 2019, the Company was served with three class action lawsuits filed in the Western District of Oklahoma. On September 13, 2019, the court consolidated the three lawsuits under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against Mammoth Energy Services, Inc., Arty Straehla, and Mark Layton. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired Mammoth Energy Services, Inc. common stock between October 19, 2017, and June 5, 2019, inclusive. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint. On March 9, 2020, the plaintiffs filed a second amended complaint for violation of federal securities laws which contains allegations substantially similar to those contained in the plaintiff’s first amended complaint. On March 30, 2020, the defendants filed their motion to dismiss the second amended complaint. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the Company against its officers and directors. In October 2019, the plaintiffs in the two Oklahoma actions voluntarily dismissed their respective cases, with one plaintiff refiling his action in the District of Delaware. On September 13, 2019, the Delaware court consolidated the three actions under the case caption In re Mammoth Energy Services, Inc. Consolidated Shareholder Litigation. On January 17, 2020, the plaintiffs filed their consolidated amended shareholder derivative complaint on behalf of Nominal Defendant, Mammoth Energy Services, Inc., and against Arty Straehla, Mark Layton, Arthur Amron, Paul V. Heerwagen IV, Marc McCarthy, Jim Palm, Matthew Ross, Arthur Smith, Gulfport Energy Corporation, and Wexford Capital LP. On February 18, 2020, the defendants filed a motion to stay this action. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The case is currently subject to a statutory stay pending a ruling on the appeal of anti-SLAPP motions to dismiss filed by certain defendants. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there is a parallel arbitration proceeding that has been initiated in which certain Defendants are seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party.

On September 16, 2019, Cobra filed a lawsuit against Robert Malcom (“Malcom”) and later added claims against BHI Energy I Power Services LLC (“BHI”) in a case styled Cobra Acquisitions v. Robert L. Malcom and BHI Energy I Power Services LLC in the 242nd Judicial District, District Court of Hale County, Texas. Cobra alleges Malcom breached his non-compete and non-solicit obligations contained in the purchase and sale agreement in which Cobra purchased Higher Power from Malcom. On September 16, 2019, the court entered a Temporary Restraining Order enjoining Malcom from competing against Higher Power or soliciting its customers and employees. Subsequently, on October 25, 2019, the court entered a Temporary Injunction enjoining Malcom from competing against Higher Power in three states or soliciting its customers and employees until the time of trial. Cobra is seeking to permanently enjoin Malcom from competing against Higher Power or soliciting its customers and employees, and further seeks damages it incurred as a result of Malcom’s breach of his non-compete agreement. Cobra’s claims against BHI, Malcom’s employer after he left Higher Power, are for tortious interference and misappropriation of trade secrets. On November 3, 2019, Malcom filed his original counter-petition and third-party petition against Cobra, Higher Power, Keith Ellison and Arty Straehla alleging claims for breach of contract, conversion, unjust enrichment, tortious interference, retaliation, violations of the federal Racketeer Influenced and Corrupt Organizations Act, and conspiracy. Cobra and Higher Power moved to dismiss these claims and, on January 24, 2020, after the hearing on the motion to dismiss, Malcom dismissed his claims without prejudice. On December 23, 2019, Malcom filed an appeal of the Temporary Injunction Order enjoining him from competing against Higher Power. On April 20, 2020, the Court of Appeals Seventh District of Texas denied Malcom’s appeal. At this time, the Company is not able to predict the outcome of this lawsuit. However, the Company does not believe it will have a material impact on the Company’s business, financial position, results of operations or cash flows.

As of March 31, 2020, PREPA owed the Company approximately $227.0 million for services performed, excluding $49.7 million of interest charged on these delinquent balances as of March 31, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA. PREPA filed a motion to stay Cobra’s motion on the ground that the ongoing criminal proceedings described above against the former president of Cobra and two other individuals may affect the recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay Cobra's motion and, on February 3, 2020, extended the stay until an omnibus hearing to be held in June 2020. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the undisputed tax claims. Pursuant to its urgent motion, Cobra seeks to recover approximately $61.7 million in undisputed claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. On April 7, 2020, PREPA filed a response brief to Cobra’s urgent motion, and Cobra filed its reply brief on April 14, 2020. A ruling on Cobra’s urgent motion is pending. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 18, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. Further, Gulfport has not made any of the $17.0 million of

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
payments owed to Stingray Pressure Pumping under this contract for any periods subsequent to its alleged December 28, 2019 termination date. During the three months ended March 31, 2020, the Company recognized $17.8 million in revenue under this contract. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA.

On January 21, 2020, Mastec Renewables Puerto Rico, LLC (“Mastec”) filed a lawsuit against Mammoth Inc., and Cobra, in the U.S. District Court in the Southern District of Florida. Pursuant to its complaint, Mastec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act, tortious interference and violations of Puerto Rico laws. Mastec seeks unspecified damages based on its claimed deprivation of work under the alleged $500 million contract, including lost profits, mobilization expenses, lost opportunity damages, costs and prejudgment interest because of the Company’s and Cobra’s alleged wrongful interference, payment of bribes, and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. On April 1, 2020, the defendants filed a motion to dismiss the complaint. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

The Company is involved in various other legal proceedings in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2020 and 2019, the Company paid $0.4 million and $0.9 million, respectively, in contributions to the plan.

19. Reporting Segments
As of March 31, 2020, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

Prior to the year ended December 31, 2019, the Company had three reportable segments, including infrastructure services, pressure pumping services and natural sand proppant services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, the Company changed its reportable segment presentation in 2019 to include its drilling services, which includes Bison Drilling and Field Services LLC, Bison Trucking LLC, Panther Drilling Systems LLC, Mako Acquisitions LLC and White Wing Tubular LLC, as its own reportable segment. The results of the entities were previously included in the reconciling column titled “All Other” in the table below for the three months ended March 31, 2019. As of March 31, 2020, the Company’s four reportable segments include infrastructure services (“Infrastructure”), pressure pumping services (“Pressure Pumping”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The results for the three months ended March 31, 2019 have been retroactively adjusted to reflect his change in reportable segments.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During certain of the periods presented, the Infrastructure segment provided electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The Pressure Pumping segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Eagle Ford and Permian Basins in Texas and the mid-continent region. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

During certain of the periods presented, the Company also provided coil tubing services, flowback services, cementing services, acidizing services, equipment rental services, full service transportation, crude oil hauling services, remote accommodation, oilfield equipment manufacturing and infrastructure engineering and design services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column labeled "All Other" in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three months ended March 31, 2020	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$25,705	$42,686	$10,154	$4,723	$14,115	$—	$97,383
Intersegment revenues	—	936	95	55	775	(1,861)	—
Total revenue	25,705	43,622	10,249	4,778	14,890	(1,861)	97,383
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	26,946	26,208	10,657	5,635	12,460	—	81,906
Intersegment cost of revenues	8	627	302	130	794	(1,861)	—
Total cost of revenue	26,954	26,835	10,959	5,765	13,254	(1,861)	81,906
Selling, general and administrative	4,297	2,222	1,251	1,063	1,938	—	10,771
Depreciation, depletion, amortization and accretion	7,934	8,492	2,312	2,877	4,267	—	25,882
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(13,480)	(51,536)	(4,273)	(5,253)	(14,504)	—	(89,046)
Interest expense, net	757	293	61	268	259	—	1,638
Other (income) expense, net	(7,276)	(109)	(37)	27	(14)	—	(7,409)
Loss before income taxes	$(6,961)	$(51,720)	$(4,297)	$(5,548)	$(14,749)	$—	$(83,275)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$108,721	$90,595	$24,964	$13,576	$24,282	$—	$262,138
Intersegment revenues	—	1,544	12,897	219	766	(15,426)	—
Total revenue	108,721	92,139	37,861	13,795	25,048	(15,426)	262,138
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	58,965	64,211	30,252	12,652	22,990	—	189,070
Intersegment cost of revenues	—	13,537	1,047	272	552	(15,408)	—
Total cost of revenue	58,965	77,748	31,299	12,924	23,542	(15,408)	189,070
Selling, general and administrative	9,517	3,213	1,519	1,363	1,724	—	17,336
Depreciation, depletion, amortization and accretion	7,719	9,893	2,873	3,578	4,513	—	28,576
Operating income (loss)	32,520	1,285	2,170	(4,070)	(4,731)	(18)	27,156
Interest expense, net	39	198	30	127	129	—	523
Other (income) expense, net	(24,824)	(1)	—	(22)	290	—	(24,557)
Income (loss) before income taxes	$57,305	$1,088	$2,140	$(4,175)	$(5,150)	$(18)	$51,190

	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
As of March 31, 2020:
Total assets	$411,768	$124,693	$185,782	$58,357	$132,730	$(39,319)	$874,011
As of December 31, 2019:
Total assets	$420,285	$175,259	$190,382	$61,545	$142,731	$(37,817)	$952,385

20. Subsequent Events
Impact of COVID-19 and Recent Collapse in Commodity Prices

Oil prices, which dropped sharply in early March 2020 and then continued to decline reaching levels below zero dollars per barrel, are expected to remain volatile as a result of the sharp decline in demand due to the ongoing COVID-19 pandemic, oversupply of crude oil and limited pipeline and storage capacity, among other factors. As a result, demand for the Company's oilfield services, which was already under considerable pressure from reductions in its customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020. Depressed levels of oilfield service activity are expected to continue for the foreseeable future. This has had, and will continue to have, an adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company cannot predict if, or when, commodity prices will improve and stabilize. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on pricing for the Company's oilfield services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. "Risk Factors” in this Quarterly Report and in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Recent Developments

Impact of COVID-19 and Recent Collapse in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global spread of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the capital and financial markets.

In March 2020, concurrent with the spread of COVID-19 in the U.S., oil prices dropped sharply, and then continued to decline reaching levels as low as zero dollars per barrel. This was a result of multiple factors affecting global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Commodity prices are expected to continue to be volatile as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict if, or when, commodity prices will improve and stabilize.

Beginning in early March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020. Depressed levels of our oilfield service activity are expected to continue for the foreseeable future. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on pricing for our oilfield services. In addition, due to the sharp decline in commodity prices, the effects of the COVID-19 pandemic and other factors discussed above, we recorded impairments to certain of our long-lived assets, including water transfer, crude oil hauling, coil tubing, flowback, rental and other equipment, as well as impairment to our goodwill during the first quarter ended March 31, 2020.

We are taking responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also actively monitoring the impact of the COVID-19 pandemic and the adverse industry and market conditions and are taking mitigating steps to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the current conditions do not improve. We are unable to predict the ultimate impact of the COVID-19 pandemic, the depressed commodity markets and adverse macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Revolving Credit Facility

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

First Quarter 2020 Financial Highlights

•Net loss of $84 million, or $1.85 per diluted share, and adjusted net loss of $16 million, or $0.36 per diluted share, for the three months ended March 31, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted net loss.

•Adjusted EBITDA of $13 million for the three months ended March 31, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted EBITDA.

Industry Overview

Energy Infrastructure Industry

        In 2017, we expanded into the electric infrastructure business, offering both commercial and storm restoration services to government-funded utilities, private utilities, public investor owned utilities and cooperatives. Since we commenced operations in this line of business, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from the Puerto Rico Electric Power Authority, or PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a new one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019.

        As of March 31, 2020, PREPA owed us approximately $227 million for services performed excluding approximately $50 million of interest charged on these delinquent balances as of March 31, 2020. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA. PREPA filed a motion to stay our motion on the ground that the ongoing criminal proceedings described below against the former president of Cobra and two other individuals may affect our recovery of those amounts. On October 17, 2019, the court granted PREPA’s request to stay our motion and, on February 3, 2020, extended the stay until an omnibus hearing to be held in

June 2020. On March 25, 2020, we filed an urgent motion to modify the stay order and allow the undisputed tax claims. Pursuant to our urgent motion, we seek to recover approximately $62 million in undisputed claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. On April 7, 2020, PREPA filed a response brief to our urgent motion, and we filed our reply brief on April 14, 2020. A ruling on Cobra’s urgent motion is pending. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

        Demand for our infrastructure services in the continental United States remains steady. Although our crew count declined slightly from approximately 140 crews as of December 31, 2019 to approximately 130 crews as of March 31, 2020, the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. During the fourth quarter of 2019, we hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

        As of March 31, 2020, our infrastructure services backlog was approximately $425 million, all of which is attributable to operations in the continental United States. Estimated backlog for our infrastructure services represents the amount of revenue we expect to realize over the next 36 months from future work on uncompleted construction projects, including new contracts under which work has not begun. Our estimated backlog also includes amounts payable to us under master service and other service agreements. Estimated infrastructure services backlog for work under master service and other service agreements is determined based on historical trends, experience from similar projects and estimates of customer demand based on communications with our customers.

        Approximately $419 million of our infrastructure services backlog as of March 31, 2020 is attributable to amounts under master service or other service agreements pursuant to which our customers are not contractually committed to purchase a minimum amount of services. Most of these agreements can be canceled on short or no advance notice. Timing of revenue for our infrastructure services backlog can be subject to change as a result of our delays, customer delays, regulatory delays or other factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. We occasionally experience postponements, cancellations and reductions in expected future work from master service agreements or other service agreements due to changes in our customers’ spending plans, market volatility, governmental funding and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

        Backlog is not a term recognized under accounting principles generally accepted in the United States; however, it is a common measurement used in the infrastructure industry. As such, our methodology for determining backlog is not comparable to the methodologies used by others.

Oil and Natural Gas Industry

        The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budget. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity and other conditions and factors that are beyond our control. See “Recent Developments—Impact of COVID-19 and Recent Collapse in Commodity Prices” above.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply in early March 2020, and then continued to decline reaching levels below zero dollars per barrel. Oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or when, commodity prices will improve and stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers' capital expenditure budgets. The sharp decline in oil prices beginning in March 2020 has further reduced the utilization and pricing of our oilfield services. Given the rapid decrease seen in oil pricing during April 2020, further reductions in our utilization rates and pricing are expected.

In response to market conditions, in July 2019 we temporarily shut down our cementing and acidizing operations and flowback operations. Additionally, in December 2019 we temporarily shut down our contract drilling operations. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently operating only one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels in 2020 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oil field businesses. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future.

We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. We believe Gulfport's actions are without merit and will vigorously defend the lawsuit. However, the termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable or greater levels of service from other customers, would result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Natural Sand Proppant Industry

        In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth.

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline and budget exhaustion, caused the frac sand market to become oversupplied, particularly in finer grades, during the second half of 2019. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance and reduce the number of industry participants. Nevertheless, demand for our sand declined significantly in the second half of 2019 and first quarter of 2020 as a result of completion activity falling due to lower oil pricing as discussed above, increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at approximately 10% capacity.

Our subsidiary Muskie Proppant is a party to a contract with Gulfport under which we sell and deliver specified amounts of sand to Gulfport. The agreement, as amended, has a term ending in December 2021. This agreement is not subject to the current disputes with Gulfport regarding our pressure pumping contract.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenue:
Infrastructure services	$25,705	$108,721
Pressure pumping services	43,622	92,139
Natural sand proppant services	10,249	37,861
Drilling services	4,778	13,795
Other services	14,890	25,048
Eliminations	(1,861)	(15,426)
Total revenue	97,383	262,138

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,927 and $7,711, respectively, for the three months ended March 31, 2020 and 2019)	26,954	58,965
Pressure pumping services (exclusive of depreciation and amortization of $8,487 and $9,884, respectively, for the three months ended March 31, 2020 and 2019)	26,835	77,748
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,309 and $2,871, respectively, for the three months ended March 31, 2020 and 2019)	10,959	31,299
Drilling services (exclusive of depreciation and amortization of $2,876 and $3,576, respectively, for the three months ended March 31, 2020 and 2019)	5,765	12,924
Other services (exclusive of depreciation and amortization of $4,264 and $4,511, respectively, for the three months ended March 31, 2020 and 2019)	13,254	23,542
Eliminations	(1,861)	(15,408)
Total cost of revenue	81,906	189,070
Selling, general and administrative expenses	10,771	17,336
Depreciation, depletion, amortization and accretion	25,882	28,576
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Operating (loss) income	(89,046)	27,156
Interest expense, net	(1,638)	(523)
Other income (expense), net	7,409	24,557
(Loss) income before income taxes	(83,275)	51,190
Provision for income taxes	696	22,857
Net (loss) income	$(83,971)	$28,333

        Revenue. Revenue for the three months ended March 31, 2020 decreased $165 million, or 63%, to $97 million from $262 million for the three months ended March 31, 2019. The decrease in total revenue is primarily attributable to decreases in infrastructure services revenue, pressure pumping services revenue and natural sand proppant revenue of $83 million, $48 million and $28 million, respectively, during the three months ended March 31, 2020. Revenue derived from related parties was $20 million, or 20% of our total revenues, for the three months ended March 31, 2020 and $57 million, or 22% of our total revenue, for the three months ended March 31, 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

        Infrastructure Services. Infrastructure services division revenue decreased $83 million, or 76%, to $26 million for the three months ended March 31, 2020 from $109 million for the three months ended March 31, 2019 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above. Revenue from operations in the continental United States increased $3 million, or 13%, to $26 million for the three months ended March 31, 2020 from $23 million for the three months ended March 31, 2019.

        Pressure Pumping Services. Pressure pumping services division revenue decreased $48 million, or 52%, to $44 million for the three months ended March 31, 2020 from $92 million for the three months ended March 31, 2019. Revenue derived from related parties was $18 million, or 41% of total pressure pumping revenue, for the three months ended March 31, 2020 compared to $38 million, or 41% of total pressure pumping revenue, for the three months ended March 31, 2019. Substantially all of our related party revenue is derived from Gulfport under a pressure pumping contract. For additional information regarding the status of this contract, see Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, totaled $1 million and $2 million, respectively, for the three months ended March 31, 2020 and 2019.

        The decrease in our pressure pumping services revenue was primarily driven by declines in utilization and pricing. The number of stages completed decreased 22% from 1,889 for the three months ended March 31, 2019 to 1,482 for the three months ended March 31, 2020. An average of 2.7 of our fleets were active for the three months ended March 31, 2020 as compared to an average of 4.4 fleets for the three months ended March 31, 2019.

        Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $28 million, or 73%, to $10 million for the three months ended March 31, 2020, from $38 million for the three months ended March 31, 2019. Revenue derived from related parties was $2 million, or 20% of total sand revenue, for the three months ended March 31, 2020 and $13 million, or 33% of total sand revenue, for the three months ended March 31, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was nominal for the three months ended March 31, 2020 and $13 million, or 34% of total sand revenue, for the three months ended March 31, 2019.

        The decrease in our natural sand proppant services revenue was primarily attributable to a 64% decrease in tons of sand sold from 665,806 tons for the three months ended March 31, 2019 to 239,284 tons for the three months ended March 31, 2020, as well as a 58% decline in the average price per ton of sand sold from $32.30 per ton during the three months ended March 31, 2019 to $13.67 per ton during the three months ended March 31, 2020. Included in natural sand proppant services revenue is shortfall revenue of $5 million and $1 million, respectively, for the three months ended March 31, 2020 and 2019.

Drilling Services. Drilling services division revenue decreased $9 million, or 65%, to $5 million for the three months ended March 31, 2020, from $14 million for the three months ended March 31, 2019. Revenue derived from related parties and inter-segment revenue were nominal for the months ended March 31, 2020 and 2019. The decline in our drilling services revenue was primarily attributable to declines in contract land drilling and rig hauling revenue of $6 million and $3 million, respectively. In response to market conditions, we temporarily shut down our contract land drilling operations in December 2019.

        Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling, remote accommodation, oilfield equipment manufacturing and infrastructure engineering and design businesses, decreased $10 million, or 40%, to $15 million for the three months ended March 31, 2020 from $25 million for the three months ended March 31, 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was a nominal amount for the three months ended March 31, 2020 and $5 million, or 20% of total other revenue, for the three months ended March 31, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $1 million for each of the three months ended March 31, 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 490 pieces of equipment were rented to customers during the three months ended March 31, 2020, a decrease of 21% from an average of 621 pieces of equipment rented to customers during the three months ended March 31, 2019. Additionally, utilization for our crude oil hauling business declined. An average of seven trucks were active during the three months ended March 31, 2020 compared to an average of 29 trucks during the three months ended March 31, 2019. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019, resulting in a decline in revenue. These decreases were partially offset by an increase in revenue for our remote accommodations business primarily due to an increase in room nights rented from 19,447 during the three months ended March 31, 2019 to 30,314 during the three months ended March 31, 2020.

        Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $107 million from $189 million, or 72% of total revenue, for the three months ended March 31, 2019 to $82 million, or 84% of total revenue, for the three months ended March 31, 2020. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

        Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $32 million, or 54%, to $27 million for the three months ended March 31, 2020 from $59 million for the three months ended March 31, 2019. The decrease is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million for each of the three months ended March 31, 2020 and 2019, was 105% and 54% for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to increased labor costs and equipment rental expense as a percentage of revenue.

        Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $51 million, or 65%, to $27 million for the three months ended March 31, 2020 from $78 million for the three months ended March 31, 2019, primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $8 million and $10 million for the three months ended March 31, 2020 and 2019, respectively, was 62% and 84% for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily due to the recognition of standby revenue during the three months ended March 31, 2020, of which there was a lower percentage of costs recognized compared to the three months ended March 31, 2019. Additionally, during the three months ended March 31, 2019, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the three months ended March 31, 2020.

        Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $20 million, or 65%, to $11 million for the three months ended March 31, 2020 from $31 million for the three months ended March 31, 2019, primarily due to a decline in cost of goods sold as a result of a 64% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, was 107% and 83% for the three months ended March 31, 2020 and 2019, respectively. The increase in cost as a percentage of revenue is primarily due to a 58% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $7 million, or 54%, to $6 million for the three months ended March 31, 2020 from $13 million for the three months ended March 31, 2019. In response to market conditions, we temporarily shut down our contract land drilling operations in December 2019. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $3 million and $4 million for the three months ended March 31, 2020 and 2019, respectively, was 121% and 94% for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to a decline in utilization.

        Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $11 million, or 46%, to $13 million for the three months ended March 31, 2020 from $24 million for the three months ended March 31, 2019, primarily due to declines in cost of revenue for our equipment rental, crude oil hauling and coil tubing businesses as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019 resulting in a decline in cost of revenue. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4 million and $5 million for the three months ended March 31, 2020 and 2019, respectively, was 89% and 94% for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily due to a decline in labor costs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash expenses:
Compensation and benefits	$3,969	$9,230
Professional services	3,538	3,789
Other(a)	2,309	3,244
Total cash SG&A expense	9,816	16,263
Non-cash expenses:
Bad debt provision	55	4
Stock based compensation	900	1,069
Total non-cash SG&A expense	955	1,073
Total SG&A expense	$10,771	$17,336
a. Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

        Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $3 million, or 10%, to $26 million for the three months ended March 31, 2020 from $29 million for the three months ended March 31, 2019. The decrease is primarily attributable to a decline in property and equipment depreciation expense.

Impairment of Goodwill. As a result of current market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55 million. We did not record any goodwill impairment expense during the three months ended March 31, 2019.

        Impairment of Other Long-Lived Assets. During the three months ended March 31, 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $13 million. We did not record any impairment of other long-lived assets during the three months ended March 31, 2019.

        Operating (Loss) Income. We reported an operating loss of $89 million for the three months ended March 31, 2020 as compared to operating income of $27 million for the three months ended March 31, 2019. The decrease was primarily due to a $46 million decline in operating income for our infrastructure services division due to a decline in activity as well as the recognition of $68 million in impairment expense during the three months ended March 31, 2020.

        Interest Expense, Net. Interest expense, net increased $1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in average borrowings outstanding as well as an increase in the average interest rate under our revolving credit facility.

        Other Income, Net. Other income, net decreased $17 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decline in interest on trade account receivable. Pursuant to the terms of our contracts with PREPA, we recognized interest on trade accounts receivable totaling $8 million and $26 million during the three months ended March 31, 2020 and 2019, respectively.

        Income Taxes. We recorded income tax expense of $1 million on pre-tax loss of $83 million for the three months ended March 31, 2020 compared to $23 million on pre-tax income of $51 million for the three months ended March 31, 2019. Our effective tax rate was (1%) and 45%, respectively, for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, we recorded expense of $5 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. Our effective tax rate was also impacted by permanent differences such as goodwill impairment. The decrease compared to the three months ended March 31, 2019 is primarily due to the mix of earnings between the United States and Puerto Rico.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-lived assets, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on delinquent accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019
Net (loss) income	$(83,971)	$28,333
Depreciation, depletion, amortization and accretion expense	25,882	28,576
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Stock based compensation	1,049	1,289
Interest expense, net	1,638	523
Other (income) expense, net	(7,409)	(24,557)
(Benefit) provision for income taxes	696	22,857
Interest on trade accounts receivable	7,696	25,735
Adjusted EBITDA	$13,451	$82,756

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019
Net (loss) income	$(9,452)	$35,665
Depreciation and amortization expense	7,934	7,719
Stock based compensation	251	462
Interest expense	757	39
Other income, net	(7,276)	(24,824)
Provision for income taxes	2,491	21,639
Interest on trade accounts receivable	7,696	25,735
Adjusted EBITDA	$2,401	$66,435

Pressure Pumping Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019
Net (loss) income	$(51,720)	$1,088
Depreciation and amortization expense	8,492	9,893
Impairment of goodwill	53,406	—
Impairment of other long-lived assets	4,203	—
Stock based compensation	335	410
Interest expense	293	198
Other (income) expense, net	(109)	(1)
Adjusted EBITDA	$14,900	$11,588

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019
Net (loss) income	$(4,297)	$2,140
Depreciation, depletion, amortization and accretion expense	2,312	2,873
Stock based compensation	225	203
Interest expense	61	30
Other (income) expense, net	(37)	—
Adjusted EBITDA	$(1,736)	$5,246

Drilling Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss):	2020	2019
Net loss	$(5,548)	$(4,175)
Depreciation expense	2,877	3,578
Impairment of other long-lived assets	326	—
Stock based compensation	94	100
Interest expense	268	127
Other expense (income), net	27	(22)
Adjusted EBITDA	$(1,956)	$(392)

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019
Net loss	$(12,954)	$(6,367)
Depreciation, amortization and accretion expense	4,267	4,513
Impairment of goodwill	1,567	—
Impairment of other long-lived assets	8,368	—
Stock based compensation	144	114
Interest expense, net	259	129
Other (income) expense, net	(14)	290
Provision for income taxes	(1,795)	1,217
Adjusted EBITDA	$(158)	$(104)
a. Includes results for our coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share

        Adjusted net (loss) income and adjusted (loss) earnings per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company's performance by excluding certain non-cash charges, such as impairment of goodwill and impairment of other long-lived assets, that may not be indicative of the Company's ongoing operating results. Adjusted net (loss) income and adjusted (loss) earnings per share should not be considered in isolation or as a substitute for net (loss) income and (loss) earnings per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net (loss) income and adjusted (loss) earnings per share to the GAAP financial measures of net (loss) income and (loss) earnings per share for the periods specified.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(83,971)	$28,333
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Adjusted net (loss) income	$(16,101)	$28,333

Basic (loss) earnings per share, as reported	$(1.85)	$0.63
Impairment of goodwill	1.21	—
Impairment of other long-lived assets	0.28	—
Adjusted basic (loss) earnings per share	$(0.36)	$0.63

Diluted (loss) earnings per share, as reported	$(1.85)	$0.63
Impairment of goodwill	1.21	—
Impairment of other long-lived assets	0.28	—
Adjusted diluted (loss) earnings per share	$(0.36)	$0.63

Liquidity and Capital Resources

        We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services, to acquire complementary businesses and to pay dividends to our stockholders. In July 2019, as a result of oilfield market conditions as well as other factors, which included collection delays from PREPA, our board of directors suspended the quarterly cash dividend. Future declaration of cash dividends are subject to approval by our board of directors and may be adjusted at its discretion based on market conditions and capital availability.

        As of March 31, 2020, we had outstanding borrowings under our revolving credit facility of $88 million and $19 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the depressed commodity markets and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the covenants under our revolving credit facility and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

        The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$13,180	$5,872
Revolving credit facility availability	129,809	184,809
Less minimum excess availability covenant	(13,000)	—
Less long-term debt	(88,350)	(80,000)
Less letter of credit facilities (environmental remediation)	(4,477)	(4,182)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	284,869	270,711
Total	$317,471	$372,650
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $127 million and cash and cash equivalents of $13 million from total current assets of $425 million as of March 31, 2020. As of December 31, 2019, net working capital (less cash) is calculated by subtracting total current liabilities of $130 million and cash and cash equivalents of $6 million from total current assets of $407 million. Amounts include receivables due from PREPA and Gulfport of $277 million and $18 million, respectively, at March 31, 2020 and $269 million and $7 million, respectively, at December 31, 2019.

        As of May 6, 2020, we had cash on hand of $17 million and outstanding borrowings under our revolving credit facility of $94 million, leaving an aggregate of $14 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit.

Liquidity and Cash Flows

        The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,541	$(102,994)
Net cash used in investing activities	(942)	(19,253)
Net cash provided by financing activities	6,898	75,933
Effect of foreign exchange rate on cash	(189)	32
Net change in cash	$7,308	$(46,282)

Operating Activities

        Net cash provided by operating activities was $2 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $103 million for the three months ended March 31, 2019. The increase in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable and cash outflows for income tax payments during the three months ended March 31, 2019.

Investing Activities

        Net cash used in investing activities was $1 million for the three months ended March 31, 2020, compared to $19 million for the three months ended March 31, 2019. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Infrastructure services(a)	$77	$3,254
Pressure pumping services(b)	604	7,329
Natural sand proppant services(c)	521	985
Drilling services(d)	8	2,267
Other(e)	290	6,438
Total capital expenditures	$1,500	$20,273
a.  Capital expenditures primarily for truck, tooling and other equipment for the three months ended March 31, 2020 and 2019.
b.  Capital expenditures primarily for pressure pumping and water transfer equipment for the three months ended March 31, 2020 and 2019.
c. Capital expenditures primarily for maintenance for the three months ended March 31, 2020 and 2019.
d. Capital expenditures primarily for equipment for our upgrades to our rig fleet for the three months ended March 31, 2019.
e. Capital expenditures primarily for equipment for our rental business for the three months ended March 31, 2020 and 2019.

Financing Activities

        Net cash provided by financing activities was $7 million for the three months ended March 31, 2020, compared to $76 million for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to net borrowings under our revolving credit facility of $8 million, which was partially offset by debt issuance costs of $1 million. Net cash provided by financing activities for three months ended March 31, 2019 was primarily attributable to borrowings under our revolving credit facility of $82 million, which was partially offset by $6 million in dividends paid.

Effect of Foreign Exchange Rate on Cash

        The effect of foreign exchange rate on cash was ($0.2) million and $0.03 million, respectively, for the three months ended March 31, 2020 and 2019. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

        Our working capital totaled $298 million and $277 million, respectively, at March 31, 2020 and December 31, 2019. Our cash balances were $13 million and $6 million, respectively, at March 31, 2020 and December 31, 2019.

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

The financial covenants under our revolving credit facility were amended as follows:

•the minimum interest coverage ratio of 3.0 to 1.0 was eliminated;
•the maximum leverage coverage ratio of 4.0 to 1.0 was eliminated for the first two fiscal quarters of 2020 and, beginning with the fiscal quarter ended September 30, 2020, changed to 2.5 to 1.0;
•beginning with the fiscal quarter ended September 30, 2020, a minimum fixed charge coverage ratio of at least 1.1 to 1.0 was added; and
•from the effective date of February 26, 2020 through September 30, 2020, a minimum excess availability covenant of 10% of the maximum revolving advance amount was added.

As of March 31, 2020 and December 31, 2019, we were in compliance with the covenants under our revolving credit facility. We cannot assure you that we will be able to remain in compliance with the covenants contained in our revolving credit facility as amended and restated. If an event of default occurs under our revolving credit facility and remains uncured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to increase our interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require us to apply all of our available cash to repay our outstanding borrowings, and (v) may foreclose on substantially all of our assets.

        At March 31, 2020, we had outstanding borrowings under our revolving credit facility of $88 million and $19 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit.

Capital Requirements and Sources of Liquidity

        During 2020, we estimate that our aggregate capital expenditures will be up to $20 million, depending upon industry conditions and our financial results. These capital expenditures include $8 million in our infrastructure segment for assets for additional crews, $8 million in our pressure pumping segment for conversion of a portion of our fleet to include dynamic gas blending capabilities, maintenance to our existing pressure pumping fleet and additional water transfer equipment and $4 million for our other divisions, primarily for additional equipment for our rental business. However, if industry conditions remain the same or weaken further, we expect that our capital expenditures for 2020 will be materially less. During the three months ended March 31, 2020, our capital expenditures totaled $2 million.

        We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA and Gulfport). Further, significant additional capital expenditures could be required to conduct our operations. Accordingly, there can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to meet our operating needs and/or maintain planned or future levels of capital expenditures. In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2020 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures and/or complete acquisitions that may be favorable to us will be impaired.

Off-Balance Sheet Arrangements
Minimum Purchase Commitments

We have entered into agreements with suppliers that contain minimum purchase obligations. Our failure to purchase the minimum amounts may require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our currently expected future requirements.

Capital Spend Commitments

We have entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum lease payments under these agreements in effect at March 31, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,766	$15,834
2021	—	700
2022	—	129
2023	—	8
2024	—	—
Thereafter	—	—
	$3,766	$16,671
a.  Included in these amounts are sand purchase commitments of $14 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $16 million.

New Accounting Pronouncements
        In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. We adopted this standard effective January 1, 2020. It did not have a material impact on our consolidated financial statements.

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

Oil prices have declined sharply since early March 2020 and are expected to continue to be volatile as a result of the current levels of hydrocarbon production, sharp decline in demand due to the ongoing COVID-19 pandemic, oversupply of crude oil and limited pipeline and storage capacity, among other factors. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020. Depressed levels of oilfield service activity are expected to continue for the foreseeable future. All of this has had, and will continue to have, an adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict if, or when, commodity prices will improve and stabilize. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on pricing for our oilfield services.

The levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries have been and continue to be volatile. We are unable to predict the ultimate impact of the COVID-19 pandemic, the depressed commodity markets and adverse macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

        We had a cash and cash equivalents balance of $13 million at March 31, 2020. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

        Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At March 31, 2020, we had outstanding borrowings under our revolving credit facility of $88 million with a weighted average interest rate of 4.5%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

        Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2020, we had $2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of March 31, 2020. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the ongoing COVID-19 pandemic, the depressed commodity price environment and adverse macroeconomic conditions. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 18 “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

        Security holders and potential investors in our securities should carefully consider the risk factors in our Annual Report on Form 10-K (Commission File No. 001-37917) filed with the SEC on March 2, 2020.

        Other than set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and operations have been and will likely continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which has had and is expected to continue to have an adverse effect primarily on our oilfield services business and, as a result, our financial condition, results of operations, cash flows and stock price. Moreover, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

The sharp decline in oil prices and continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, our oilfield services and, as a result, our business, financial condition, results of operations, cash flows and stock price.

In early March 2020, oil prices dropped sharply and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Commodity prices are expected to continue to be volatile as a result of production levels, inventories and demand, and national and international economic performance. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact and duration of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry.

The price of oil, natural gas and natural gas liquids, as well as the ongoing COVID-19 pandemic and adverse macroeconomic conditions, have had an adverse impact on the level of drilling and exploration and production activity of our customers and, as a result, on demand for and pricing of our oilfield services. These factors have had and are likely to continue to have an adverse effect on our business, financial condition, results of operations, cash flows and stock price.

If the bid price for our common stock does not improve and we are unable to regain compliance with the minimum bid price and market value of our common stock required by the Nasdaq Global Select Market to maintain continued listing of our common stock within the time frames allowed by Nasdaq, our common stock may be delisted, which will adversely impact trading in and liquidity of our common stock.

On April 17, 2020, we received notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days in which to regain compliance.

However, the notice stated that, on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC to toll the compliance periods for the bid price and market value of publicly held shares requirements, which are collectively

MAMMOTH ENERGY SERVICES, INC.

referred to as the price-based requirements, through June 30, 2020 due to the recent unprecedented turmoil in U.S. and world financial markets. The compliance periods for the price-based requirements will be reinstated on July 1, 2020. As a result, we will have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance.

The Nasdaq notice stated that, if at any time during the tolling period or 180-day compliance period, the closing bid price of our security is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. If we do not regain compliance with Nasdaq Listing Rule 5450(a)(1) by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Should the Nasdaq staff conclude during its review process that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our shares will be subject to delisting, at which time we may appeal the delisting determination. There can be no assurance the Nasdaq staff would grant any request for continued listing.

The Nasdaq notice has no immediate effect on the listing or trading of our common stock. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result our regaining compliance with Nasdaq’s minimum bid price rule by December 28, 2020. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid price rule or maintain compliance with other listing requirements.

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Description of Securities of the Company.	10-K	001-37917	3/2/2020	4.1
4.3	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.4	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	N745BW Helicopter Lease Agreement, dated January 10, 2020 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.					X
10.2	N745MB Helicopter Lease Agreement, dated January 10, 2020 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.					X
10.3	N810LA Helicopter Lease Agreement, dated January 10, 2020 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.					X
10.4	N902TX Helicopter Lease Agreement, dated January 10, 2020 by and between Air Rescue Systems Corporation and Brim Equipment Leasing LLC.					X
10.5	N904AF Helicopter Lease Agreement, dated January 10, 2020 by and between Leopard Aviation LLC and Brim Equipment Leasing LLC.					X
95.1	Mine Safety Disclosure Exhibit					X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	May 11, 2020	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	May 11, 2020	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer