Form 10-Q
period 2020-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2020-07-31
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-37917

 Mammoth Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware				32-0498321
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

14201 Caliber Drive,	Suite 300
Oklahoma City,	Oklahoma	(405)	608-6007	73134
(Address of principal executive offices)		(Registrant’s telephone number, including area code)		(Zip Code)

Securities registered pursuant to Section 12(b) of The Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered
Common Stock		TUSK		The Nasdaq Stock Market LLC
NASDAQ Global Select Market
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

As of July 29, 2020, there were 45,762,200 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):
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

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of reduced drilling and completions activity on utilization and pricing for our oilfield services;
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations affecting commodity price and production levels;
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent COVID-19 pandemic and its severity, or any government response to such occurrence or threat;
•our ability to protect the health and well-being of our employees during the ongoing COVID-19 pandemic;
•logistical challenges and remote working arrangements;
•the performance of contracts and supply chain disruptions during the ongoing COVID-19 pandemic;
•general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•our ability to obtain capital or financing needed for our operations on favorable terms or at all or continue to comply with financial maintenance covenants in our existing revolving credit facility;
•conditions of U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;
•our ability to execute our business and financial strategies;
•our ability to continue to grow our infrastructure services segment, recommence certain of our suspended oilfield services or return our natural sand proppant services segment to profitability;
•any loss of one or more of our significant customers and its impact on our revenue, financial condition and results of operations;
•asset impairments;
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
•technology;
•cybersecurity issues as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•competition within the energy services industry;
•availability of equipment, materials or skilled personnel or other labor resources;
•our ability to maintain compliance with financial covenants under our revolving credit facility;
•payment of any future dividends;
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

        The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2020	2019
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$18,025	$5,872
Accounts receivable, net	353,912	363,053
Receivables from related parties	27,316	7,523
Inventories	12,473	17,483
Prepaid expenses	6,236	12,354
Other current assets	740	695
Total current assets	418,702	406,980

Property, plant and equipment, net	293,150	352,772
Sand reserves	68,257	68,351
Operating lease right-of-use assets	33,210	43,446
Intangible assets, net - customer relationships	496	583
Intangible assets, net - trade names	4,786	5,205
Goodwill	12,608	67,581
Other non-current assets	7,261	7,467
Total assets	$838,470	$952,385
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$31,866	$39,220
Payables to related parties	14	526
Accrued expenses and other current liabilities	36,741	40,754
Current operating lease liability	13,387	16,432
Income taxes payable	29,729	33,465
Total current liabilities	111,737	130,397

Long-term debt	89,250	80,000
Deferred income tax liabilities	37,593	36,873
Long-term operating lease liability	19,802	27,102
Asset retirement obligations	4,640	4,241
Other liabilities	5,383	5,031
Total liabilities	268,405	283,644

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,762,200 and 45,108,545 issued and outstanding at June 30, 2020 and December 31, 2019	458	451
Additional paid in capital	536,333	535,094
Retained earnings	37,326	136,502
Accumulated other comprehensive loss	(4,052)	(3,306)
Total equity	570,065	668,741
Total liabilities and equity	$838,470	$952,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	(in thousands, except per share amounts)
Services revenue	$44,878	$115,760	$113,723	$308,861
Services revenue - related parties	8,650	36,837	26,663	80,910
Product revenue	4,706	18,362	13,356	30,671
Product revenue - related parties	1,875	10,861	3,750	23,516
Total revenue	60,109	181,820	157,492	443,958

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $21,750, $45,305, $25,597 and $51,280, respectively, for the three and six months ended June 30, 2020 and three and six months ended June 30, 2019)	42,255	132,688	112,952	290,794
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and six months ended June 30, 2020 and three and six months ended June 30, 2019)	97	2,650	198	3,363
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,346, $4,654, $4,525 and $7,395, respectively, for the three and six months ended June 30, 2020 and three and six months ended June 30, 2019)	6,401	32,677	17,509	62,928
Selling, general and administrative (Note 11)	13,528	8,796	24,084	25,698
Selling, general and administrative - related parties (Note 11)	198	659	413	1,093
Depreciation, depletion, amortization and accretion	24,116	30,145	49,998	58,721
Impairment of goodwill	—	—	54,973	—
Impairment of other long-lived assets	—	—	12,897	—
Total cost and expenses	86,595	207,615	273,024	442,597
Operating (loss) income	(26,486)	(25,795)	(115,532)	1,361

OTHER INCOME (EXPENSE)
Interest expense, net	(1,471)	(1,551)	(3,109)	(2,074)
Other, net	8,137	4,019	15,546	28,576
Other, net - related parties	1,133	—	1,133	—
Total other income	7,799	2,468	13,570	26,502
(Loss) income before income taxes	(18,687)	(23,327)	(101,962)	27,863
(Benefit) provision for income taxes	(3,482)	(12,438)	(2,786)	10,419
Net (loss) income	$(15,205)	$(10,889)	$(99,176)	$17,444

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of ($150), $211, $92 and $182, respectively, for the three and six months ended June 30, 2020 and three and six months ended June 30, 2019	668	350	(746)	706
Comprehensive (loss) income	$(14,537)	$(10,539)	$(99,922)	$18,150

Net (loss) income per share (basic) (Note 14)	$(0.33)	$(0.24)	$(2.18)	$0.39
Net (loss) income per share (diluted) (Note 14)	$(0.33)	$(0.24)	$(2.18)	$0.39
Weighted average number of shares outstanding (basic) (Note 14)	45,727	45,003	45,521	44,966
Weighted average number of shares outstanding (diluted) (Note 14)	45,727	45,003	45,521	45,060
Dividends declared per share	$—	$0.125	$—	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2020	45,714	$457	$52,531	$536,140	$(4,720)	$584,408
Stock based compensation	48	1	—	193	—	194
Net loss	—	—	(15,205)	—	—	(15,205)
Other comprehensive income	—	—	—	—	668	668
Balance at June 30, 2020	45,762	$458	$37,326	$536,333	$(4,052)	$570,065

	Three Months Ended June 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2019	44,877	$449	$249,488	$532,208	$(3,725)	$778,420
Stock based compensation	128	1	—	943	—	944
Net income	—	—	(10,889)	—	—	(10,889)
Cash dividends paid ($0.125 per share)	—	—	(5,609)	—	—	(5,609)
Other comprehensive income	—	—	—	—	350	350
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216

	Six Months Ended June 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	653	7	—	1,239	—	1,246
Net loss	—	—	(99,176)	—	—	(99,176)
Other comprehensive loss	—	—	—	—	(746)	(746)
Balance at June 30, 2020	45,762	$458	$37,326	$536,333	$(4,052)	$570,065

	Six Months Ended June 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	128	1	—	2,232	—	2,233
Net income	—	—	17,444	—	—	17,444
Cash dividends paid ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	706	706
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(99,176)	$17,444
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Stock based compensation	1,246	2,233
Depreciation, depletion, accretion and amortization	49,998	58,721
Amortization of coil tubing strings	359	1,003
Amortization of debt origination costs	577	163
Bad debt expense	1,679	266
(Gain) loss on disposal of property and equipment	(1,451)	176
Impairment of goodwill	54,973	—
Impairment of other long-lived assets	12,897	—
Deferred income taxes	931	(22,911)
Other	623	(199)
Changes in assets and liabilities:
Accounts receivable, net	7,782	(48,530)
Receivables from related parties	(19,793)	(26,236)
Inventories	4,651	(1,815)
Prepaid expenses and other assets	6,079	1,115
Accounts payable	(7,514)	7,366
Payables to related parties	(512)	650
Accrued expenses and other liabilities	(2,818)	(17,129)
Income taxes payable	(3,697)	(74,172)
Net cash provided by (used in) operating activities	6,834	(101,855)

Cash flows from investing activities:
Purchases of property and equipment	(4,348)	(30,085)
Purchases of property and equipment from related parties	(76)	(135)
Contributions to equity investee	—	(680)
Proceeds from disposal of property and equipment	2,544	2,465
Net cash used in investing activities	(1,880)	(28,435)

Cash flows from financing activities:
Borrowings from lines of credit	22,800	108,000
Repayments of lines of credit	(13,550)	(25,964)
Principal payments on financing leases and equipment financing notes	(914)	(992)
Dividends paid	—	(11,219)
Debt issuance costs	(1,000)	—
Net cash provided by financing activities	7,336	69,825
Effect of foreign exchange rate on cash	(137)	85
Net change in cash and cash equivalents	12,153	(60,380)
Cash and cash equivalents at beginning of period	5,872	67,625
Cash and cash equivalents at end of period	$18,025	$7,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,683	$1,830
Cash (received) paid for income taxes	$(6)	$116,442
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,780	$2,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including pressure pumping, natural sand and proppant services and drilling services. Additionally, the Company provides coil tubing services, equipment rentals, full service transportation, crude oil hauling, remote accommodation services, oilfield equipment manufacturing and infrastructure engineering and design services.

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

At June 30, 2020 and December 31, 2019, Wexford and Gulfport beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At June 30, 2020		At December 31, 2019
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,055,766	48.2%	22,045,273	48.9%
Gulfport	9,829,548	21.5%	9,829,548	21.8%
Outstanding shares owned by related parties	31,885,314	69.7%	31,874,821	70.7%
Total outstanding	45,762,200	100.0%	45,108,545	100.0%

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and reflects all adjustments, which in the opinion of management are necessary for the fair presentation of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent annual report on Form 10-K.
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

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2020 and three and six months ended June 30, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $7.9 million and $15.6 million, respectively, and $3.2 million and $29.0 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were interest charges of $57.7 million and $42.0 million, respectively.

Pursuant to its contract with Gulfport, Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), one of the Company's subsidiaries, has agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. During the six months ended June 30, 2020, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreement with Gulfport totaling $1.1 million. These amounts are included in “other, net - related parties” on the unaudited condensed consolidated statement of comprehensive (loss) income. As of June 30, 2020, $26.6 million related to this contract was included in “receivables from related parties” on the unaudited condensed consolidated balance sheets, which was inclusive of interest charges of $1.1 million.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2019 and the six months ended June 30, 2020 (in thousands):

Balance, January 1, 2019	$5,198
Additions charged to bad debt expense	1,771
Recoveries of receivables previously charged to bad debt expense	(337)
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	5,154
Additions charged to bad debt expense	2,285
Additions charged to other expense	1,918
Recoveries of receivables previously charged to bad debt expense	(606)
Deductions for uncollectible receivables written off	(722)
Balance, June 30, 2020	$8,029

For the six months ended June 30, 2020 and year ended December 31, 2019, the Company recorded additions to allowance for doubtful accounts totaling $2.3 million and $1.8 million, respectively, related to trade accounts receivable. These additions were charged to bad debt expense based on the factors described above. Additionally, during the six months ended June 30, 2020, the Company recorded additions to allowance for doubtful accounts of $1.9 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of June 30, 2020, PREPA owed Cobra approximately $227.0 million for services performed, excluding $57.7 million of interest charged on these delinquent balances as of June 30, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of Cobra's motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2020 and December 31, 2019 and percentages of total revenues derived for the three and six months ended June 30, 2020 and 2019:

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2020	2019	2020	2019	2020	2019
Customer A(a)	—%	6%	—%	22%	75%	73%
Customer B(b)	17%	26%	19%	23%	7%	2%
Customer C(c)	11%	13%	9%	6%	—%	2%
Customer D(d)	6%	4%	11%	4%	3%	3%
Customer E(e)	—%	5%	—%	10%	—%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B is a related party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's pressure pumping services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's pressure pumping services segment and equipment rental business.
d.Customer D is a third-party customer. Revenues and the related accounts receivable balances earned from Customer D were derived from the Company's infrastructure services segment.
e.Customer E is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's pressure pumping services segment and equipment rental business.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping, one of the Company's subsidiaries, has agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. During the six months ended June 30, 2020, Stingray Pressure Pumping generated $26.3 million in revenues under this contract with Gulfport. Gulfport made payments of $6.8 million to the Company during the six months ended June 30, 2020 related to revenue recognized for services in 2019 prior to the alleged termination date, and owed the Company $26.6 million as of June 30, 2020 under the contract, which includes $1.1 million in interest on delinquent accounts receivable. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “services revenue—related parties” and “receivables from related parties” on the accompanying unaudited condensed consolidated statement of comprehensive (loss) income and unaudited condensed consolidated balance sheets. See Note 18 below.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of June 30, 2020, the Company had deferred revenue totaling $9.5 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. The Company recognized revenue totaling $4.9 million and $9.8 million during the three and six months ended June 30, 2020, respectively, and $1.0 million during the six months ended June 30, 2019, related to shortfall payments. The Company did not recognize any shortfall revenue during the three months ended June 30, 2019.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Drilling Services
Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were recognized over the days of actual drilling. As a result of market conditions, the Company has temporarily shut down its contract land drilling operations beginning in December 2019 and rig hauling operations beginning in April 2020.

Other Services
During the periods presented, the Company also provided coil tubing, pressure control, flowback, cementing, equipment rentals, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services, which are reported under other services. As a result of market conditions, the Company has temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in July 2019 and its coil tubing and full service transportation operations beginning in July 2020. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, December 31, 2018	$4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	7,244
Deduction for recognition of revenue	(9,897)
Increase for deferral of shortfall payments	12,036
Increase for deferral of customer prepayments	212
Balance, June 30, 2020	$9,595

The Company did not have any contract assets as of June 30, 2020, December 31, 2019 or December 31, 2018.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had unsatisfied performance obligations totaling $66.5 million, which will be recognized over the next 1.4 years.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2020	2019
Supplies	$7,030	$9,598
Raw materials	887	746
Work in process	2,926	4,608
Finished goods	1,630	2,531
Total inventories	$12,473	$17,483

5. Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2020	2019
Pressure pumping equipment	3-5 years	$218,204	$216,627
Drilling rigs and related equipment	3-15 years	113,943	117,783
Machinery and equipment	7-20 years	171,809	190,221
Buildings(a)	15-39 years	46,456	47,859
Vehicles, trucks and trailers	5-10 years	116,017	135,724
Coil tubing equipment	4-10 years	8,653	29,438
Land	N/A	13,687	13,687
Land improvements	15 years or life of lease	10,135	10,135
Rail improvements	10-20 years	13,802	13,802
Other property and equipment(b)	3-12 years	19,112	18,880
		731,818	794,156
Deposits on equipment and equipment in process of assembly(c)		3,985	6,627
		735,803	800,783
Less: accumulated depreciation(d)		442,653	448,011
Total property, plant and equipment, net		$293,150	$352,772
a. Included in Buildings at June 30, 2020 and December 31, 2019 are costs of $7.6 million and $6.7 million, respectively, related to assets under operating leases.
b. Included in Other property and equipment at each of June 30, 2020 and December 31, 2019 are costs of $6.5 million related to assets under operating leases.
c. Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d. Includes accumulated depreciation of $4.6 million and $3.5 million at June 30, 2020 and December 31, 2019, respectively, related to assets under operating leases.

Impairment
Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its oilfield services assets were less than their carrying value. Therefore, the Company performed an interim impairment test. As a result of the test, the Company recorded the following impairments to its fixed assets during the first quarter of 2020 (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Water transfer equipment	$4,203
Crude oil hauling equipment	3,275
Coil tubing equipment	2,160
Flowback equipment	1,514
Rental equipment	1,308
Other equipment	437
Total impairment of other long-lived assets	$12,897

The Company measured the fair values of these assets using significant unobservable inputs (Level 3) based on an income approach. The Company did not record any impairment of other long-lived assets during the three months ended June 30, 2020 and three or six months ended June 30, 2019.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the six months ended June 30, 2020 and 2019, proceeds from the sale of equipment damaged or lost down-hole were $0.7 million and a nominal amount, respectively, and gains on sales of equipment damaged or lost down-hole were $0.7 million and a nominal amount, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other, net” on the unaudited condensed consolidated statement of comprehensive (loss) income. For the six months ended June 30, 2020 and 2019, proceeds from the sale of equipment were $2.2 million and $2.4 million, respectively, and gains (losses) from the sale or disposal of equipment were $0.8 million and ($0.2) million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$23,740	$28,099	$49,340	$56,165
Depletion expense	93	1,734	93	1,946
Amortization expense	254	284	507	568
Accretion expense	29	28	58	42
Depreciation, depletion, amortization and accretion	$24,116	$30,145	$49,998	$58,721

6. Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the six months ended June 30, 2020 and year ended December 31, 2019 are presented below (in thousands):

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
Balance as of June 30, 2020
Goodwill	3,828	86,043	2,684	11,893	104,448
Accumulated impairment losses	(434)	(76,829)	(2,684)	(11,893)	(91,840)
	$3,394	$9,214	$—	$—	$12,608

Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value. Therefore, the Company performed an interim goodwill impairment test. The Company impaired goodwill associated with Stingray Pressure Pumping, Silverback Energy and WTL Oil LLC, resulting in a $55.0 million impairment charge during the first quarter of 2020. To determine fair value, the Company used a combination of the income and market approaches. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. The Company did not record any goodwill impairment charges during the six months ended June 30, 2019.

Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2020	2019
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(554)	(467)
Less: accumulated amortization - trade names	(4,277)	(3,858)
Intangible assets, net	$5,282	$5,788

Amortization expense for intangible assets was $0.5 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The original life of customer relationships is 6 years as of June 30, 2020 with a remaining average useful life of 2.8 years. The original life of trade names ranges from 10 to 20 years as of June 30, 2020 with a remaining average useful life of 7.9 years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2020	$507
2021	1,015
2022	1,015
2023	898
2024	771
Thereafter	1,076
$5,282

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.0 million and $2.6 million at June 30, 2020 and December 31, 2019, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of ($0.6) million and $0.2 million for its share of Brim Acquisitions' (loss) income for the six months ended June 30, 2020 and 2019, respectively, which is included in “other, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. The Company made additional investments totaling $0.7 million during the six months ended June 30, 2019. The Company did not make any additional investments during the six months ended June 30, 2020.

8. Accrued Expenses and Other Current Liabilities
        Accrued expenses and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2020	2019
State and local taxes payable	$15,238	$15,288
Deferred revenue	9,595	7,244
Accrued compensation, benefits and related taxes	3,482	5,938
Financed insurance premiums	2,479	6,463
Insurance reserves	2,590	2,906
Other	3,357	2,915
Total	$36,741	$40,754

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of June 30, 2020 and December 31, 2019, the applicable interest rate associated with financed insurance premiums ranged from 3.45% to 3.75%.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2020 and December 31, 2019, the Company was in compliance with its covenants under the revolving credit facility.

At June 30, 2020, there were outstanding borrowings under the revolving credit facility of $89.3 million and $18.5 million of available borrowing capacity. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit. At December 31, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of borrowing capacity under the facility, after giving effect to $8.7 million of outstanding letters of credit.

As of July 29, 2020, the Company had $88.2 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $19.5 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

        Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2020.

11. Selling, General and Administrative Expense
        Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash expenses:
Compensation and benefits	$3,720	$2,154	$7,690	$11,384
Professional services	6,147	2,934	9,684	6,723
Other(a)	2,100	3,381	4,409	6,626
Total cash SG&A expense	11,967	8,469	21,783	24,733
Non-cash expenses:
Bad debt provision	1,624	262	1,679	266
Stock based compensation	135	724	1,035	1,792
Total non-cash SG&A expense	1,759	986	2,714	2,058
Total SG&A expense	$13,726	$9,455	$24,497	$26,791
a. Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

12. Income Taxes
The Company recorded income tax benefit of $2.8 million for the six months ended June 30, 2020 compared to income tax expense of $10.4 million for the six months ended June 30, 2019. The Company's effective tax rate was 3% and 37% for the six months ended June 30, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $5.2 million net tax expense during the six months ended June 30, 2020, which consists of a $12.3 million deferred tax expense and a $7.2 million current tax benefit. This impact, along with the rate impact from non-deductible goodwill impairment, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the six months ended June 30, 2020.

The effective tax rate for the six months ended June 30, 2019 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico.

13. Leases
Lessee Accounting

The Company recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with a term in excess of 12 months. For

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Lease expense consisted of the following for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$4,363	$5,405	$9,165	$11,420
Short-term lease expense	118	148	287	362
Finance lease expense:
Amortization of right-of-use assets	317	288	634	486
Interest on lease liabilities	51	41	105	80
Total lease expense	$4,849	$5,882	$10,191	$12,348

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$33,210	$43,446
Current operating lease liability	13,387	16,432
Long-term operating lease liability	19,802	27,102
Finance leases:
Property, plant and equipment, net	$4,451	$5,111
Accrued expenses and other current liabilities	1,317	1,365
Other liabilities	3,278	3,856

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,193	$5,285	$8,930	$11,246
Operating cash flows from finance leases	51	394	105	80
Financing cash flows from finance leases	300	45	596	723
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(1,700)	$981	$(2,009)	$1,936
Finance leases	(27)	1,592	(27)	1,592

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	3.2 years	3.4 years
Finance leases	3.7 years	4.1 years
Weighted-average discount rate:
Operating leases	4.3%	4.4%
Finance leases	4.3%	4.3%

Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$7,565	$854
2021	12,614	1,238
2022	8,470	1,214
2023	4,280	1,214
2024	1,727	440
Thereafter	881	—
Total lease payments	35,537	4,960
Less: Present value discount	2,348	365
Present value of lease payments	$33,189	$4,595

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
contain a service component in addition to a lease component. The Company has determined the service component is greater than the lease component and, therefore, reports revenue for its contract land drilling services under ASC 606.

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.6 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive (loss) income.

14. (Loss) Earnings Per Share

        Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(15,205)	$(10,889)	$(99,176)	$17,444
Weighted average common shares outstanding	45,727	45,003	45,521	44,966
Basic (loss) earnings per share	$(0.33)	$(0.24)	$(2.18)	$0.39

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(15,205)	$(10,889)	$(99,176)	$17,444
Weighted average common shares, including dilutive effect(a)	45,727	45,003	45,521	45,060
Diluted (loss) earnings per share	$(0.33)	$(0.24)	$(2.18)	$0.39
a. No incremental shares of potentially dilutive restricted stock awards were included for the three and six months ended June 30, 2020 and three months ended June 30, 2019 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	101,181	6.83
Vested	(231,896)	22.45
Forfeited	(82,163)	18.55
Unvested shares as of December 31, 2019	221,241	22.43
Granted	2,000,000	0.93
Vested	(653,655)	5.11
Forfeited	(47,167)	3.28
Unvested shares as of June 30, 2020	1,520,419	$1.32

As of June 30, 2020, there was $1.7 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.2 million and $2.2 million, respectively, for the six months ended June 30, 2020 and 2019.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of related party transactions (in thousands):

		REVENUES				ACCOUNTS RECEIVABLE
		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2020	2019	2020	2019	2020	2019
Pressure Pumping and Gulfport	(a)	$8,499	$33,419	$26,322	$70,829	$26,605	$5,950
Muskie and Gulfport	(b)	1,875	10,861	3,750	23,516	516	1,141
SR Energy and Gulfport	(c)	5	2,733	113	8,040	36	156
Aquahawk and Gulfport	(d)	—	98	—	822	—	—
Panther Drilling and El Toro	(e)	38	124	38	493	38	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(f)	103	448	185	711	104	235
Other		5	15	5	15	17	41
		$10,525	$47,698	$30,413	$104,426	$27,316	$7,523
a.Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport.
b.Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses.
c.SR Energy provides rental services to Gulfport.
d.Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.
e.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.
f.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2020	2019	2020	2019	2020	2019
		COST OF REVENUE		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	$8	$2,650	$21	$3,363	$—	$433
Anaconda and Caliber	(b)	62	—	124	—	—	—
Other		27	—	53	—	—	—
		$97	$2,650	$198	$3,363	$—	$433

		SELLING, GENERAL AND ADMINISTRATIVE COSTS		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$—	$206	$—	$442	$—	$1
The Company and Caliber	(b)	191	258	383	388	—	7
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	—	149	—	166	—	—
Other		7	46	30	97	14	9
		$198	$659	$413	$1,093	$14	$17

		CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	$—	$217	$—	$217	$—	$76
		$—	$217	$—	$217	$—	$76
						$14	$526

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber leases office space to Anaconda and Mammoth.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. The Company made additional investments totaling $0.7 million during the six months ended June 30, 2019. The Company did not make any additional investments during the six months ended June 30, 2020. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company's outstanding common stock.

18. Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments
The Company has entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum payments under these obligations in effect at June 30, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,214	$8,671
2021	—	700
2022	—	130
2023	—	9
2024	—	—
Thereafter	—	—
	$3,214	$9,510
a.  Included in these amounts are sand purchase commitments of $8.0 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $9.4 million.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of June 30, 2020 and December 31, 2019, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of June 30, 2020 and December 31, 2019, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. As of June 30, 2020 and December 31, 2019, accrued claims were $2.6 million and $2.9 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also has insurance coverage for directors and officers liability. As of June 30, 2020 and December 31, 2019, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of June 30, 2020 and December 31, 2019, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. As of June 30, 2020 and December 31, 2019, accrued claims were $1.8 million and $3.0 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2020 and December 31, 2019 and no expense was recognized during the three and six months ended June 30, 2020 or 2019 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2020, outstanding bid bonds totaled $1.3 million. The Company did not have any outstanding bid bonds as of December 31, 2019. As of June 30, 2020 and December 31, 2019, outstanding performance and payment bonds totaled $37.4 million and $40.4 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $5.5 million as of June 30, 2020.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they are entitled to relief from Cobra. All other defendants have also answered the amended complaint. On July 17, 2020, Mr. LeJeune moved for conditional certification of a collective action and, on July 29, 2020, Cobra filed its response. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint in Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. In May 2020, six arbitrations were held in the related matters. The Company believes these claims are without merit and will vigorously defend the arbitrations. However, at this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. The Company is continuing to cooperate with the related investigation. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential outcome or other potential impacts that the criminal litigation could have on the Company. PREPA has stated in court filings that it may contend the alleged criminal activity affects Cobra's entitlement to payment under its contracts with PREPA. Subsequent to the indictment, the Company received (i) a preservation request letter from the United States Securities and Exchange Commission (“SEC”) related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. Both the aforementioned SEC and DOJ investigations are in connection with the issues raised in the criminal matter. Following the resignation of Jonathan Yellen from the Company's board of directors and the matters raised in the Company's Form 8-K filed on May 14, 2020, the Company received an expanded preservation request from the SEC. The Company is cooperating with both the SEC and DOJ and is not able to predict the outcome of these investigations or if either will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2020, PREPA owed the Company approximately $227.0 million for services performed, excluding $57.7 million of interest charged on these delinquent balances as of June 30, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 18, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. Further, Gulfport has not made any of the $25.5 million of payments owed to Stingray Pressure Pumping under this contract for any periods subsequent to its alleged December 28, 2019 termination date. During the six months ended June 30, 2020, the Company recognized $26.3 million in revenue under this contract. As of June 30, 2020, Gulfport owed the Company $26.6 million, which includes $1.1 million of interest on past due amounts under the contract. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the six months ended June 30, 2020 and 2019, the Company paid $0.9 million and $1.9 million, respectively, in contributions to the plan.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Reporting Segments
As of June 30, 2020, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

Prior to the year ended December 31, 2019, the Company had three reportable segments, including infrastructure services, pressure pumping services and natural sand proppant services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, the Company changed its reportable segment presentation in 2019 to include its drilling services, which includes Bison Drilling and Field Services LLC, Bison Trucking LLC, Panther Drilling Systems LLC, Mako Acquisitions LLC and White Wing Tubular LLC, as its own reportable segment. The results of the entities were previously included in the reconciling column titled “All Other” in the table below for the three months ended June 30, 2019. As of June 30, 2020, the Company’s four reportable segments include infrastructure services (“Infrastructure”), pressure pumping services (“Pressure Pumping”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The results for the three and six months ended June 30, 2019 have been retroactively adjusted to reflect his change in reportable segments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended June 30, 2020	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$30,579	$16,125	$6,237	$1,250	$5,918	$—	$60,109
Intersegment revenues	—	446	—	25	580	(1,051)	—
Total revenue	30,579	16,571	6,237	1,275	6,498	(1,051)	60,109
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	25,368	8,744	6,025	2,027	6,589	—	48,753
Intersegment cost of revenues	27	333	28	21	642	(1,051)	—
Total cost of revenue	25,395	9,077	6,053	2,048	7,231	(1,051)	48,753
Selling, general and administrative	8,037	1,477	1,357	1,331	1,524	—	13,726
Depreciation, depletion, amortization and accretion	7,816	7,685	2,348	2,700	3,567	—	24,116
Operating loss	(10,669)	(1,668)	(3,521)	(4,804)	(5,824)	—	(26,486)
Interest expense, net	720	346	53	143	209	—	1,471
Other (income) expense, net	(7,809)	(1,179)	(2)	(298)	18	—	(9,270)
Loss before income taxes	$(3,580)	$(835)	$(3,572)	$(4,649)	$(6,051)	$—	$(18,687)

Three months ended June 30, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$41,821	$82,973	$29,223	$7,450	$20,353	$—	$181,820
Intersegment revenues	—	1,668	11,170	207	687	(13,732)	—
Total revenue	41,821	84,641	40,393	7,657	21,040	(13,732)	181,820
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	44,864	59,835	32,676	9,175	21,465	—	168,015
Intersegment cost of revenues	—	11,797	1,141	229	643	(13,810)	—
Total cost of revenue	44,864	71,632	33,817	9,404	22,108	(13,810)	168,015
Selling, general and administrative	3,035	2,664	1,380	844	1,532	—	9,455
Depreciation, depletion, amortization and accretion	7,818	10,174	4,528	3,193	4,432	—	30,145
Operating income (loss)	(13,896)	171	668	(5,784)	(7,032)	78	(25,795)
Interest expense, net	386	452	72	332	309	—	1,551
Other (income) expense, net	(4,045)	9	(32)	—	49	—	(4,019)
Income (loss) before income taxes	$(10,237)	$(290)	$628	$(6,116)	$(7,390)	$78	$(23,327)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2020	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$56,285	$58,810	$16,391	$5,973	$20,033	$—	$157,492
Intersegment revenues	—	1,382	95	81	1,354	(2,912)	—
Total revenue	56,285	60,192	16,486	6,054	21,387	(2,912)	157,492
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	52,314	34,952	16,682	7,662	19,049	—	130,659
Intersegment cost of revenues	35	961	329	152	1,435	(2,912)	—
Total cost of revenue	52,349	35,913	17,011	7,814	20,484	(2,912)	130,659
Selling, general and administrative	12,334	3,699	2,608	2,395	3,461	—	24,497
Depreciation, depletion, amortization and accretion	15,750	16,177	4,661	5,577	7,833	—	49,998
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(24,148)	(53,206)	(7,794)	(10,058)	(20,326)	—	(115,532)
Interest expense, net	1,477	639	113	412	468	—	3,109
Other (income) expense, net	(15,086)	(1,288)	(39)	(271)	5	—	(16,679)
Loss before income taxes	$(10,539)	$(52,557)	$(7,868)	$(10,199)	$(20,799)	$—	$(101,962)

Six months ended June 30, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$150,542	$173,568	$54,187	$21,026	$44,635	$—	$443,958
Intersegment revenues	—	3,212	24,067	426	1,453	(29,158)	—
Total revenue	150,542	176,780	78,254	21,452	46,088	(29,158)	443,958
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	103,828	124,047	62,928	21,826	44,456	—	357,085
Intersegment cost of revenues	—	25,334	2,188	501	1,195	(29,218)	—
Total cost of revenue	103,828	149,381	65,116	22,327	45,651	(29,218)	357,085
Selling, general and administrative	12,553	5,876	2,899	2,208	3,255	—	26,791
Depreciation, depletion, amortization and accretion	15,537	20,068	7,401	6,770	8,945	—	58,721
Operating income (loss)	18,624	1,455	2,838	(9,853)	(11,763)	60	1,361
Interest expense, net	425	649	102	460	438	—	2,074
Other (income) expense, net	(28,869)	8	(32)	(22)	339	—	(28,576)
Income (loss) before income taxes	$47,068	$798	$2,768	$(10,291)	$(12,540)	$60	$27,863

	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2020:
Total assets	$402,162	$119,297	$183,214	$51,483	$122,755	$(40,441)	$838,470
As of December 31, 2019:
Total assets	$420,285	$175,259	$190,382	$61,545	$142,731	$(37,817)	$952,385

20. Subsequent Events
On July 2, 2020, the Company granted 347,828 restricted stock units with a total grant date fair value of $0.4 million to non-employee directors. The value of the grants will be amortized over the vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2020, filed with the SEC on May 11, 2020, our subsequent Current Reports on Form 8-K filed with the SEC and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Overview

        We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, pressure pumping services, natural sand proppant services, drilling services and other services, which includes coil tubing, equipment rental, full service transportation, crude oil hauling, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our pressure pumping services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide pressure control services, equipment rentals, crude oil hauling services, remote accommodations, oilfield equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

        Our transformation towards an industrial based company is ongoing. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry and also commenced oilfield equipment manufacturing operations. The startup of oilfield equipment manufacturing operations provides us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The oilfield equipment manufacturing operations has initially served our internal needs for our water transfer and equipment rental businesses, but we expect to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

Recent Developments

Impact of COVID-19 and Recent Volatility in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global spread of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. While many of the stay-at-home orders have expired, the COVID-19 pandemic has resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the capital and financial markets.

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. As a result of the oversupply, OPEC members and other oil exporting nations reached an agreement to curtail up to 10% of the world’s supply and certain U.S. producers voluntarily curtailed production. These actions helped to reduce a portion of the excess supply in the market and improve oil prices. However, there is no assurance that the OPEC agreement will continue to be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict if, or when, commodity prices will stabilize and at what level.

Beginning in early March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020 and continued to decline further throughout the second quarter. Demand for both gasoline and oil rebounded to some extent toward the end of the second quarter of 2020, but remain below historical levels. As a result, depressed levels of oilfield service activity are expected to continue for the foreseeable future. The ongoing COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had, and are likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services.

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also actively monitoring the impact of the COVID-19 pandemic and the adverse industry and market conditions and have taken mitigating steps to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the current conditions continue, do not improve or worsen. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the depressed commodity markets and adverse macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

Second Quarter 2020 Financial Highlights

•Net loss of $15 million, or $0.33 per diluted share for the three months ended June 30, 2020.

•Adjusted EBITDA of $7 million for the three months ended June 30, 2020, with Adjusted EBITDA, excluding interest on trade accounts receivable, generated by our infrastructure services segment growing nearly 50% quarter over quarter for the last two consecutive quarters. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•Positive operating cash flow of $5 million for the three months ended June 30, 2020.

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

        As of June 30, 2020, PREPA owed us approximately $227 million for services performed excluding approximately $58 million of interest charged on these delinquent balances as of June 30, 2020. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

        Demand for our infrastructure services in the continental United States remains steady. Although our crew count declined slightly from approximately 130 crews as of March 31, 2020 to approximately 120 crews as of June 30, 2020, the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews are working for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. During the fourth quarter of 2019, we hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

Oil and Natural Gas Industry

        The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budget. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity and other conditions and factors that are beyond our control. See “Recent Developments—Impact of COVID-19 and Recent Volatility in Commodity Prices” above.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply throughout March and April of 2020 and have continued to experience significant volatility. Oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or when, commodity prices will improve and stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers' capital expenditure budgets. The sharp decline in oil prices beginning in March 2020 further reduced the utilization and pricing of our oilfield services. While oil prices have stabilized somewhat during May and June 2020, we currently anticipate weakness in demand for our oilfield products and services to continue for the remainder of 2020.

In response to market conditions, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently operating only one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels in 2020 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oil field businesses and we expect this trend to continue for the remainder of 2020. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future. Notwithstanding the foregoing, we are maintaining our oilfield services equipment and plan to be ready to ramp up our service lines once demand returns.

We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. As of June 30, 2020, Gulfport owed us approximately $26 million pursuant to this contract excluding approximately $1 million of interest charged on these delinquent balances as of June 30, 2020. We believe Gulfport's actions are without merit and will vigorously defend the lawsuit. However, the termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable or greater levels of service from other customers, would result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Natural Sand Proppant Industry

        In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth.

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline and budget exhaustion, caused the frac sand market to become oversupplied, particularly in finer grades, during the second half of 2019. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance and reduce the number of industry participants. Nevertheless, demand for our sand declined significantly in the second half of 2019 and first half of 2020 as a result of completion activity falling due to lower oil pricing as discussed above, increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at approximately 10% capacity.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Revenue:
Infrastructure services	$30,579	$41,821
Pressure pumping services	16,571	84,641
Natural sand proppant services	6,237	40,393
Drilling services	1,275	7,657
Other services	6,498	21,040
Eliminations	(1,051)	(13,732)
Total revenue	60,109	181,820

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,807 and $7,812, respectively, for the three months ended June 30, 2020 and 2019)	25,395	44,864
Pressure pumping services (exclusive of depreciation and amortization of $7,680 and $10,163, respectively, for the three months ended June 30, 2020 and 2019)	9,077	71,632
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,346 and $4,525, respectively, for the three months ended June 30, 2020 and 2019)	6,053	33,817
Drilling services (exclusive of depreciation and amortization of $2,699 and $3,192, respectively, for the three months ended June 30, 2020 and 2019)	2,048	9,404
Other services (exclusive of depreciation and amortization of $3,564 and $4,430, respectively, for the three months ended June 30, 2020 and 2019)	7,231	22,108
Eliminations	(1,051)	(13,810)
Total cost of revenue	48,753	168,015
Selling, general and administrative expenses	13,726	9,455
Depreciation, depletion, amortization and accretion	24,116	30,145
Operating loss	(26,486)	(25,795)
Interest expense, net	(1,471)	(1,551)
Other income, net	9,270	4,019
Loss before income taxes	(18,687)	(23,327)
Benefit for income taxes	(3,482)	(12,438)
Net loss	$(15,205)	$(10,889)

        Revenue. Revenue for the three months ended June 30, 2020 decreased $122 million, or 67%, to $60 million from $182 million for the three months ended June 30, 2019. The decrease in total revenue is primarily attributable to decreases in pressure pumping services revenue and natural sand proppant revenue of $68 million and $34 million, respectively, during the three months ended June 30, 2020. Revenue derived from related parties was $11 million, or 18% of our total revenues, for the three months ended June 30, 2020 and $48 million, or 26% of our total revenue, for the three months ended June 30, 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

        Infrastructure Services. Infrastructure services division revenue decreased $11 million, or 27%, to $31 million for the three months ended June 30, 2020 from $42 million for the three months ended June 30, 2019. During the three months ended June 30, 2019, we recognized demobilization revenue totaling approximately $11 million pursuant to our contract with PREPA. For additional information regarding our contracts with PREPA and our infrastructure services, see “Industry Overview - Electrical Infrastructure Industry” above. Revenue from our operations in the continental United States remained flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

        Pressure Pumping Services. Pressure pumping services division revenue decreased $68 million, or 80%, to $17 million for the three months ended June 30, 2020 from $85 million for the three months ended June 30, 2019. Revenue derived from related parties was $8 million, or 51% of total pressure pumping revenue, for the three months ended June 30, 2020 compared to $34 million, or 40% of total pressure pumping revenue, for the three months ended June 30, 2019. Substantially all of our related party revenue is derived from Gulfport under a pressure pumping contract. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, was a nominal amount and $2 million for the three months ended June 30, 2020 and 2019, respectively.

        The decrease in our pressure pumping services revenue was primarily driven by declines in utilization and pricing. The number of stages completed decreased 62% from 1,717 for the three months ended June 30, 2019 to 658 for the three months ended June 30, 2020. An average of 1.9 of our fleets were active for the three months ended June 30, 2020 as compared to an average of 2.7 fleets for the three months ended June 30, 2019.

        Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $34 million, or 85%, to $6 million for the three months ended June 30, 2020, from $40 million for the three months ended June 30, 2019. Revenue derived from related parties was $2 million, or 33% of total sand revenue, for the three months ended June 30, 2020 and $11 million, or 28% of total sand revenue, for the three months ended June 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was nominal for the three months ended June 30, 2020 and $11 million, or 28% of total sand revenue, for the three months ended June 30, 2019.

        The decrease in our natural sand proppant services revenue was primarily attributable to a 90% decrease in tons of sand sold from 812,611 tons for the three months ended June 30, 2019 to 82,438 tons for the three months ended June 30, 2020, as well as a 50% decline in the average price per ton of sand sold from $30.09 per ton during the three months ended June 30, 2019 to $15.18 per ton during the three months ended June 30, 2020. Included in natural sand proppant services revenue is shortfall revenue of $5 million for the three months ended June 30, 2020. We did not recognize any shortfall revenue during the three months ended June 30, 2019.

Drilling Services. Drilling services division revenue decreased $7 million, or 83%, to $1 million for the three months ended June 30, 2020, from $8 million for the three months ended June 30, 2019. Revenue derived from related parties and inter-segment revenue were nominal for the months ended June 30, 2020 and 2019. The decline in our drilling services revenue was primarily attributable to declines in rig hauling, contract land drilling and directional drilling revenue of $3 million, $2 million and $2 million, respectively. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

        Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling, remote accommodation, oilfield equipment manufacturing and infrastructure engineering and design businesses, decreased $15 million, or 69%, to $6 million for the three months ended June 30, 2020 from $21 million for the three months ended June 30, 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was a nominal amount for the three months ended June 30, 2020 and $3 million, or 14% of total other revenue, for the three months ended June 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $1 million for each of the three months ended June 30, 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 175 pieces of equipment were rented to customers during the three months ended June 30, 2020, a decrease of 71% from an average of 601 pieces of equipment rented to customers during the three months ended June 30, 2019. Additionally, utilization for our crude oil hauling business declined. An average of one truck was active during the three months ended June 30, 2020 compared to an average of 26 trucks during the three months ended June 30, 2019. Due to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019.

        Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $119 million from $168 million, or 92% of total revenue, for the three months ended June 30, 2019 to $49 million, or 81% of total revenue, for the three months ended June 30, 2020. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

        Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $20 million, or 44%, to $25 million for the three months ended June 30, 2020 from $45 million for the three months ended June 30, 2019. The decrease is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million for each of the three months ended June 30, 2020 and 2019, was 83% and 107% for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to declines in travel and labor costs as a percentage of revenue.

        Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $63 million, or 87%, to $9 million for the three months ended June 30, 2020 from $72 million for the three months ended June 30, 2019, primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $8 million and $10 million for the three months ended June 30, 2020 and 2019, respectively, was 55% and 85% for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to the recognition of standby revenue during the three months ended June 30, 2020, of which there was a lower percentage of costs recognized compared to the three months ended June 30, 2019. Additionally, during the three months ended June 30, 2019, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the three months ended June 30, 2020.

        Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $28 million, or 82%, to $6 million for the three months ended June 30, 2020 from $34 million for the three months ended June 30, 2019, primarily due to a decline in cost of goods sold as a result of a 90% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, was 97% and 84% for the three months ended June 30, 2020 and 2019, respectively. The increase in cost as a percentage of revenue is primarily due to a 50% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $7 million, or 78%, to $2 million for the three months ended June 30, 2020 from $9 million for the three months ended June 30, 2019. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $3 million for each of the three months ended June 30, 2020 and 2019, respectively, was 161% and 123% for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily due to a decline in utilization.

        Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $15 million, or 67%, to $7 million for the three months ended June 30, 2020 from $22 million for the three months ended June 30, 2019, primarily due to declines in cost of revenue for our equipment rental, crude oil hauling and coil tubing businesses as a result of reduced activity. Additionally, due to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 resulting in a decline in cost of revenue. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4 million for each of the three months ended June 30, 2020 and 2019 was 111% and 105% for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily due to an increase in labor costs as a percentage of revenue.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Cash expenses:
Compensation and benefits	$3,720	$2,154
Professional services	6,147	2,934
Other(a)	2,100	3,381
Total cash SG&A expense	11,967	8,469
Non-cash expenses:
Bad debt provision	1,624	262
Stock based compensation	135	724
Total non-cash SG&A expense	1,759	986
Total SG&A expense	$13,726	$9,455
a. Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

        Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $6 million, or 20%, to $24 million for the three months ended June 30, 2020 from $30 million for the three months ended June 30, 2019. The decrease is primarily attributable to a decline in property and equipment depreciation expense and sand mine depletion expense.

        Operating Loss. We reported an operating loss of $26 million for each of the three months ended June 30, 2020 and 2019. Operating income for our sand and pressure pumping divisions declined $4 million and $2 million, respectively, which was partially offset by an increase in operating income for our infrastructure services division of $3 million.

        Interest Expense, Net. Interest expense, net remained flat at approximately $1.5 million for each of the three months ended June 30, 2020 and 2019.

        Other Income, Net. Other income, net increased $5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in interest on trade account receivable. Pursuant to the terms of our contracts with PREPA and Gulfport, we recognized interest on trade accounts receivable totaling $9 million and $3 million during the three months ended June 30, 2020 and 2019, respectively.

        Income Taxes. We recorded an income tax benefit of $3 million on pre-tax losses of $19 million for the three months ended June 30, 2020 compared to an income tax benefit of $12 million on pre-tax losses of $23 million for the three months ended June 30, 2019. Our effective tax rate was 19% and 53%, respectively, for the three months ended June 30, 2020 and 2019. The decrease compared to the three months ended June 30, 2019 is primarily due to the mix of earnings between the United States and Puerto Rico.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Revenue:
Infrastructure services	$56,285	$150,542
Pressure pumping services	60,192	176,780
Natural sand proppant services	16,486	78,254
Drilling services	6,054	21,452
Other services	21,387	46,088
Eliminations	(2,912)	(29,158)
Total revenue	157,492	443,958

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $15,735 and $15,524, respectively, for the six months ended June 30, 2020 and 2019)	52,349	103,828
Pressure pumping services (exclusive of depreciation and amortization of $16,167 and $20,047, respectively, for the six months ended June 30, 2020 and 2019)	35,913	149,381
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,654 and $7,395, respectively, for the six months ended June 30, 2020 and 2019)	17,011	65,116
Drilling services (exclusive of depreciation of $5,575 and $6,768, respectively, for the six months ended June 30, 2020 and 2019)	7,814	22,327
Other services (exclusive of depreciation and amortization of $7,828 and $8,941, respectively, for the six months ended June 30, 2020 and 2019)	20,484	45,651
Eliminations	(2,912)	(29,218)
Total cost of revenue	130,659	357,085
Selling, general and administrative expenses	24,497	26,791
Depreciation, depletion, amortization and accretion	49,998	58,721
Impairment of goodwill	54,973	—
Impairment of long-lived assets	12,897	—
Operating (loss) income	(115,532)	1,361
Interest expense, net	(3,109)	(2,074)
Other income, net	16,679	28,576
(Loss) income before income taxes	(101,962)	27,863
Provision (benefit) for income taxes	(2,786)	10,419
Net (loss) income	$(99,176)	$17,444

        Revenue. Revenue for the six months ended June 30, 2020 decreased $287 million, or 65%, to $157 million from $444 million for the six months ended June 30, 2019. The decrease in total revenue is primarily attributable to declines in our pressure pumping, infrastructure and sand division revenue of $117 million, $95 million and $62 million, respectively. Revenue derived from related parties was $30 million, or 19% of our total revenue, for the six months ended June 30, 2020 and $104 million, or 24% of our total revenue, for the six months ended June 30, 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $95 million, or 63%, to $56 million for the six months ended June 30, 2020 from $151 million for the six months ended June 30, 2019 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above. Revenue from operations in the continental United States increased $3 million, or 5%, to $56 million for the six months ended June 30, 2020 from $53 million for the six months ended June 30, 2019.

Pressure Pumping Services. Pressure pumping services division revenue decreased $117 million, or 66%, to $60 million for the six months ended June 30, 2020 from $177 million for the six months ended June 30, 2019. Revenue derived from related parties was $26 million, or 44% of total pressure pumping revenue, for the six months ended June 30, 2020 compared to $72 million, or 41% of total pressure pumping revenue, for the six months ended June 30, 2019. Substantially all of our related party revenue is derived from Gulfport. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” and Note 18, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $1 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.

The decrease in our pressure pumping services revenue was primarily driven by a declines in utilization and pricing. The number of stages completed decreased 41% to 2,140 for the six months ended June 30, 2020 from 3,606 for the six months ended June 30, 2019. An average of 2.3 of our six fleets were active for the six months ended June 30, 2020 as compared to an average of 3.5 fleets for the six months ended June 30, 2019.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $62 million, or 79%, to $16 million for the six months ended June 30, 2020, from $78 million for the six months ended June 30, 2019. Revenue derived from related parties was $4 million, or 23% of total sand revenue, for the six months ended June 30, 2020 and $24 million, or 30% of total sand revenue, for the six months ended June 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was a nominal amount for the six months ended June 30, 2020 and $24 million, or 31% of total sand revenue, for the six months ended June 30, 2019.

The decrease in our natural sand proppant services revenue was primarily attributable to a 55% decline in average sales price per ton of sand sold from $31.08 per ton during the six months ended June 30, 2019 to $14.06 per ton during the six months ended June 30, 2020, as well as a 78% decrease in tons of sand sold from approximately 1,478,420 tons for the six months ended June 30, 2019 to approximately 321,722 tons for the six months ended June 30, 2020. Included in natural sand proppant services revenue is shortfall revenue of $10 million and $1 million, respectively, for the six months ended June 30, 2020 and 2019.

Drilling Services. Drilling services revenue decreased $15 million, or 72%, to $6 million for the six months ended June 30, 2020 from $21 million for the six months ended June 30, 2019. Revenue derived from related parties, consisting primarily of revenue from El Toro Resources LLC, was a nominal amount and $1 million for the six months ended June 30, 2020 and 2019, respectively.

The decline in our drilling services revenue was primarily attributable to declines in contract land drilling, rig hauling and directional drilling revenue of $7 million, $6 million and $2 million, respectively. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling, remote accommodation, oilfield equipment manufacturing and infrastructure engineering businesses, decreased $25 million, or 54%, to $21 million for the six months ended June 30, 2020 from $46 million for the six months ended June 30, 2019. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport, was a nominal amount for the six months ended June 30, 2020 and $8 million, or 17% of total other revenue, for the six months ended June 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $1 million for each of the six months ended June 30, 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 332 pieces of equipment were rented to customers during the six months ended June 30, 2020, a decrease of 46% from an average of 611 pieces of equipment rented to customers during the six months ended June 30, 2019. Additionally, utilization for our crude oil hauling business declined. An average of four trucks were active during the six months ended June 30, 2020 compared to an average of 27 trucks during the six months ended June 30, 2019. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019. These decreases were partially offset by increases in revenue for our remote accommodations, infrastructure engineering and full service transportation businesses.

        Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $226 million from $357 million, or 80% of total revenue, for the six months ended June 30, 2019 to $131 million, or 83% of total revenue, for the six months ended June 30, 2020. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $52 million, or 50%, to $52 million for the six months ended June 30, 2020 from $104 million for the six months ended June 30, 2019. The decrease is primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16 million for each of the six months ended June 30, 2020 and 2019 was 93% and 69% for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily due to increased labor and equipment rental costs as a percentage of revenue.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $113 million, or 76%, to $36 million for the six months ended June 30, 2020 from $149 million for the six months ended June 30, 2019. The decrease was primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $16 million and $20 million for the six months ended June 30, 2020 and 2019, respectively, was 60% and 85% for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to the recognition of standby revenue during the six months ended June 30, 2020, of which there was a lower percentage of costs recognized compared to the six months ended June 30, 2019. Additionally, during the six months ended June 30, 2019, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the six months ended June 30, 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $48 million, or 74%, from $65 million for the six months ended June 30, 2019 to $17 million for the six months ended June 30, 2020, primarily due to a decline in cost of goods sold as a result of a decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $5 million and $7 million for the six months ended June 30, 2020 and 2019, respectively, was 103% and 83% for the six months ended June 30, 2020 and 2019, respectively. The increase in cost as a percentage of revenue is primarily due to a 55% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $14 million, or 64%, from $22 million for the six months ended June 30, 2019 to $8 million for the six months ended June 30, 2020, as a result of reduced activity. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $6 million and $7 million, for the six months ended June 30, 2020 and 2019, respectively, was 129% and 104% for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily due to a decline in utilization.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $26 million, or 57%, from $46 million for the six months ended June 30, 2019 to $20 million for the six months ended June 30, 2020, primarily due to a decline in costs for our equipment rental, crude oil hauling and coil tubing businesses as a result of reduced activity. Additionally, due to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 resulting in a decline in cost of revenue. These declines were partially offset by an increase in costs for our full services transportation, infrastructure engineering and remote accommodations businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million and $9 million for the six months ended June 30, 2020 and 2019, respectively, was 96% and 99% for the six months ended June 30, 2020 and 2019, respectively.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash expenses:
Compensation and benefits	$7,690	$11,384
Professional services	9,684	6,723
Other(a)	4,409	6,626
Total cash SG&A expense	21,783	24,733
Non-cash expenses:
Bad debt provision	1,679	266
Stock based compensation	1,035	1,792
Total non-cash SG&A expense	2,714	2,058
Total SG&A expense	$24,497	$26,791
a. Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

        Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $9 million to $50 million for the six months ended June 30, 2020 from $59 million for the six months ended June 30, 2019. The decrease is primarily attributable to a decline in property and equipment depreciation expense and sand mine depletion expense.

        Impairment of Goodwill. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55 million. We did not record any goodwill impairment expense during the six months ended June 30, 2019.

        Impairment of Other Long-Lived Assets. During the six months ended June 30, 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $13 million. We did not record any impairment of other long-lived assets during the six months ended June 30, 2019.

        Operating Income (Loss). We reported an operating loss of $116 million for the six months ended June 30, 2020 as compared to operating income of $1 million for the six months ended June 30, 2019. The decrease was primarily due to a decline in operating income of $43 million for our infrastructure services division due to a decline in activity as well as the recognition of $68 million in impairment expense during the six months ended June 30, 2020.

        Interest Expense, Net. Interest expense, net increased $1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in average borrowings outstanding as well as an increase in the average interest rate under our revolving credit facility.

        Other Income, Net. Other income, net decreased $12 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decline in interest on trade account receivable. Pursuant to the terms of our contracts with PREPA and Gulfport, we recognized interest on trade accounts receivable totaling $17 million and $29 million during the six months ended June 30, 2020 and 2019, respectively.

        Income Taxes. We recorded income tax benefit of $3 million on pre-tax losses of $102 million for the six months ended June 30, 2020 compared to income tax expense of $10 million on pre-tax income of $28 million for the six months ended June 30, 2019. Our effective tax rate was 3% for the six months ended June 30, 2020 compared to 37% for the six months ended June 30, 2019. During the six months ended June 30, 2020, we recorded expense of $5 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. Our effective tax rate was also impacted by permanent differences such as goodwill impairment. The decrease compared to the six months ended June 30, 2019 is primarily due to the mix of earnings between the United States and Puerto Rico.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-lived assets, acquisition related costs, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on delinquent accounts receivable) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2020	2019
Net (loss) income	$(15,205)	$(10,889)	$(99,176)	$17,444
Depreciation, depletion, amortization and accretion expense	24,116	30,145	49,998	58,721
Impairment of goodwill	—	—	54,973	—
Impairment of other long-lived assets	—	—	12,897	—
Acquisition related costs	—	45	—	45
Stock based compensation	196	944	1,246	2,233
Interest expense, net	1,471	1,551	3,109	2,074
Other income, net	(9,270)	(4,019)	(16,679)	(28,576)
(Benefit) provision for income taxes	(3,482)	(12,438)	(2,786)	10,419
Interest on trade accounts receivable	9,071	3,234	16,767	28,969
Adjusted EBITDA	$6,897	$8,573	$20,349	$91,329

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2020	2019
Net (loss) income	$(4,529)	$6,210	$(13,980)	$41,875
Depreciation and amortization expense	7,816	7,818	15,750	15,537
Acquisition related costs	—	12	—	12
Stock based compensation	45	9	297	471
Interest expense	720	386	1,477	425
Other income, net	(7,809)	(4,045)	(15,086)	(28,869)
Provision (benefit) for income taxes	949	(16,447)	3,440	5,193
Interest on trade accounts receivable	7,929	3,234	15,625	28,969
Adjusted EBITDA	$5,121	$(2,823)	$7,523	$63,613

Pressure Pumping Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2020	2019
Net (loss) income	$(835)	$(290)	$(52,556)	$798
Depreciation and amortization expense	7,685	10,174	16,177	20,068
Impairment of goodwill	—	—	53,406	—
Impairment of other long-lived assets	—	—	4,203	—
Acquisition related costs	—	18	—	18
Stock based compensation	53	489	388	899
Interest expense	346	452	639	649
Other (income) expense, net	(1,179)	9	(1,288)	8
Interest on trade accounts receivable	1,133	—	1,133	—
Adjusted EBITDA	$7,203	$10,852	$22,102	$22,440

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2020	2019
Net (loss) income	$(3,572)	$628	$(7,868)	$2,768
Depreciation, depletion, amortization and accretion expense	2,348	4,528	4,661	7,401
Acquisition related costs	—	8	—	8
Stock based compensation	45	236	271	439
Interest expense	53	72	113	102
Other income, net	(2)	(32)	(39)	(32)
Adjusted EBITDA	$(1,128)	$5,440	$(2,862)	$10,686

Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss):	2020	2019	2020	2019
Net loss	$(4,649)	$(6,116)	$(10,199)	$(10,291)
Depreciation expense	2,700	3,193	5,577	6,770
Impairment of other long-lived assets	—	—	326	—
Acquisition related costs	—	2	—	2
Stock based compensation	34	88	128	189
Interest expense	143	332	412	460
Other income, net	(298)	—	(271)	(22)
Adjusted EBITDA	$(2,070)	$(2,501)	$(4,027)	$(2,892)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2020	2019
Net loss	$(1,620)	$(11,399)	$(14,573)	$(17,766)
Depreciation, amortization and accretion expense	3,567	4,432	7,833	8,945
Impairment of goodwill	—	—	1,567	—
Impairment of other long-lived assets	—	—	8,368	—
Acquisition related costs	—	5	—	5
Stock based compensation	19	122	162	235
Interest expense, net	209	309	468	438
Other expense, net	18	49	5	339
(Benefit) provision for income taxes	(4,431)	4,009	(6,226)	5,226
Interest on trade accounts receivable	9	—	9	—
Adjusted EBITDA	$(2,229)	$(2,473)	$(2,387)	$(2,578)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(15,205)	$(10,889)	$(99,176)	$17,444
Impairment of goodwill	—	—	54,973	—
Impairment of other long-lived assets	—	—	12,897	—
Adjusted net (loss) income	$(15,205)	$(10,889)	$(31,306)	$17,444

Basic (loss) earnings per share, as reported	$(0.33)	$(0.24)	$(2.18)	$0.39
Impairment of goodwill	—	—	1.21	—
Impairment of other long-lived assets	—	—	0.28	—
Adjusted basic (loss) earnings per share	$(0.33)	$(0.24)	$(0.69)	$0.39

Diluted (loss) earnings per share, as reported	$(0.33)	$(0.24)	$(2.18)	$0.39
Impairment of goodwill	—	—	1.21	—
Impairment of other long-lived assets	—	—	0.28	—
Adjusted diluted (loss) earnings per share	$(0.33)	$(0.24)	$(0.69)	$0.39

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

Liquidity

        The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$18,025	$5,872
Revolving credit facility availability	129,787	184,809
Less minimum excess availability covenant	(13,000)	—
Less long-term debt	(89,250)	(80,000)
Less letter of credit facilities (environmental remediation)	(4,477)	(4,182)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	288,940	270,711
Total	$325,465	$372,650
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $112 million and cash and cash equivalents of $18 million from total current assets of $419 million as of June 30, 2020. As of December 31, 2019, net working capital (less cash) is calculated by subtracting total current liabilities of $130 million and cash and cash equivalents of $6 million from total current assets of $407 million. Amounts include receivables due from PREPA and Gulfport of $285 million and $27 million, respectively, at June 30, 2020 and $269 million and $7 million, respectively, at December 31, 2019.

        As of July 29, 2020, we had cash on hand of $16 million and outstanding borrowings under our revolving credit facility of $88 million, leaving an aggregate of $20 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit.

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

Cash Flows

        The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$5,292	$1,139	$6,834	$(101,855)
Net cash used in investing activities	(940)	(9,182)	(1,880)	(28,435)
Net cash provided by (used in) financing activities	439	(6,108)	7,336	69,825
Effect of foreign exchange rate on cash	52	53	(137)	85
Net change in cash	$4,843	$(14,098)	$12,153	$(60,380)

Operating Activities

        Net cash provided by operating activities was $5 million for the three months ended June 30, 2020, compared to $1 million for the three months ended June 30, 2019. Net cash provided by operating activities was $7 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $102 million for the six months ended June 30, 2019. The increase in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable and cash outflows for income tax payments during the six months ended June 30, 2019.

Investing Activities

        Net cash used in investing activities was $1 million for the three months ended June 30, 2020, compared to $9 million for the three months ended June 30, 2019. Net cash used in investing activities was $2 million for the six months ended June 30, 2020, compared to $28 million for the six months ended June 30, 2019. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Infrastructure services(a)	$43	$2,177	$120	$5,431
Pressure pumping services(b)	2,450	4,013	3,054	11,342
Natural sand proppant services(c)	354	990	875	1,975
Drilling services(d)	72	660	80	2,927
Other(e)	5	2,107	295	8,545
Total capital expenditures	$2,924	$9,947	$4,424	$30,220
a.  Capital expenditures primarily for truck, tooling and other equipment for the three and six months ended June 30, 2020 and 2019.
b.  Capital expenditures primarily for pressure pumping and water transfer equipment for the three and six months ended June 30, 2020 and 2019.
c. Capital expenditures primarily for maintenance for the three and six months ended June 30, 2020 and 2019.
d. Capital expenditures primarily for equipment for our upgrades to our rig fleet for the three and six months ended June 30, 2019.
e. Capital expenditures primarily for equipment for our rental business for the three and six months ended June 30, 2020 and 2019.

Financing Activities

        Net cash provided by financing activities was $0.4 million for the three months ended June 30, 2020, compared to net cash used in financing activities of $6 million for the three months ended June 30, 2019. Net cash provided by financing activities for the three months ended June 30, 2020 was primarily attributable to net borrowings under our revolving credit facility of $1 million. Net cash used in financing activities for three months ended June 30, 2019 was primarily attributable to dividends paid of $6 million.

Net cash provided by financing activities was $7 million for the six months ended June 30, 2020, compared to $70 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily attributable to net borrowings under our revolving credit facility of $9 million, which was partially offset by debt issuance costs of $1 million. Net cash provided by financing activities for six months ended June 30, 2019 was primarily attributable to borrowings under our revolving credit facility of $82 million, which was partially offset by $11 million in dividends paid.

Effect of Foreign Exchange Rate on Cash

        The effect of foreign exchange rate on cash was ($0.1) million and $0.09 million, respectively, for the six months ended June 30, 2020 and 2019. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

        Our working capital totaled $307 million and $277 million, respectively, at June 30, 2020 and December 31, 2019. Our cash balances were $18 million and $6 million, respectively, at June 30, 2020 and December 31, 2019.

Our Revolving Credit Facility

        On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At June 30, 2020, we had outstanding borrowings under our revolving credit facility of $89 million and $19 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit. As of June 30, 2020 and December 31, 2019, we were in compliance with the covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity

        We now estimate that during 2020 our aggregate capital expenditures will be up to $10 million, depending upon industry conditions and our financial results. These capital expenditures include $5 million in our pressure pumping segment for conversion of a portion of our fleet to include dynamic gas blending capabilities, maintenance to our existing pressure pumping fleet and additional water transfer equipment, $3 million in our infrastructure segment for assets for additional crews and $2 million for our other divisions, primarily for additional equipment for our rental business. During the six months ended June 30, 2020, our capital expenditures totaled $4 million.

        We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA and Gulfport). Further, significant additional capital expenditures could be required to conduct our operations. Accordingly, there can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to meet our operating needs and/or maintain planned or future levels of capital expenditures. In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2020 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures and/or complete acquisitions that may be favorable to us will be impaired.

Off-Balance Sheet Arrangements
Minimum Purchase Commitments

We have entered into agreements with suppliers that contain minimum purchase obligations. Our failure to purchase the minimum amounts may require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our currently expected future requirements.

Capital Spend Commitments

We have entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum lease payments under these agreements in effect at June 30, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,214	$8,671
2021	—	700
2022	—	130
2023	—	9
2024	—	—
Thereafter	—	—
	$3,214	$9,510
a.  Included in these amounts are sand purchase commitments of $8 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $9 million.

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

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. As a result of the oversupply, OPEC members and other oil exporting nations reached an agreement to curtail up to 10% of the world’s supply and certain U.S. producers voluntarily curtailed production. These actions helped to reduce a portion of the excess supply in the market and improve oil prices. However, commodity prices are expected to continue to be weak and volatile as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict if, or when, commodity prices will stabilize and at what level. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on both pricing and utilization for our oilfield services.

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

Interest Rate Risk

        We had a cash and cash equivalents balance of $18 million at June 30, 2020. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

        Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At June 30, 2020, we had outstanding borrowings under our revolving credit facility of $89 million with a weighted average interest rate of 3.7%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

        Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2020, we had $4 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of June 30, 2020. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the ongoing COVID-19 pandemic, the depressed commodity price environment and adverse macroeconomic conditions. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 2, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impact of COVID-19 and Recent Volatility in Commodity Prices” and “—Industry Overview.”

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
10.1	Equipment Lease Agreement, by and between Cobra Aviation Services LLC and Cobra Acquisitions LLC and Brim Equipment Leasing LLC dba Brim Aviation.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	July 31, 2020	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	July 31, 2020	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer