Form 10-Q
period 2020-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2020-10-30
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, there were 45,765,533 shares of common stock, $0.01 par value, outstanding.

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
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic and its severity, or any government response to such threat, occurrence or pandemic;
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
•civil unrest or terrorist attacks;
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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2020	2019
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$13,884	$5,872
Accounts receivable, net	373,160	363,053
Receivables from related parties	38,676	7,523
Inventories	13,297	17,483
Prepaid expenses	3,363	12,354
Other current assets	4,413	695
Total current assets	446,793	406,980

Property, plant and equipment, net	270,624	352,772
Sand reserves	66,093	68,351
Operating lease right-of-use assets	25,927	43,446
Intangible assets, net - customer relationships	452	583
Intangible assets, net - trade names	4,576	5,205
Goodwill	12,608	67,581
Other non-current assets	4,026	7,467
Total assets	$831,099	$952,385
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$33,428	$39,220
Payables to related parties	18	526
Accrued expenses and other current liabilities	35,482	40,754
Current operating lease liability	10,657	16,432
Income taxes payable	31,789	33,465
Total current liabilities	111,374	130,397

Long-term debt	89,800	80,000
Deferred income tax liabilities	29,423	36,873
Long-term operating lease liability	15,291	27,102
Asset retirement obligations	4,683	4,241
Other liabilities	6,357	5,031
Total liabilities	256,928	283,644

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,765,533 and 45,108,545 issued and outstanding at September 30, 2020 and December 31, 2019	458	451
Additional paid in capital	536,685	535,094
Retained earnings	40,756	136,502
Accumulated other comprehensive loss	(3,728)	(3,306)
Total equity	574,171	668,741
Total liabilities and equity	$831,099	$952,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	(in thousands, except per share amounts)
Services revenue	$55,279	$85,783	$169,002	$394,645
Services revenue - related parties	8,565	15,000	35,228	95,910
Product revenue	4,815	9,710	18,171	40,381
Product revenue - related parties	1,875	2,924	5,625	26,439
Total revenue	70,534	113,417	228,026	557,375

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $20,424, $65,728, $25,749 and $77,028, respectively, for the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019)	41,445	91,813	154,397	382,607
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019)	131	774	329	4,138
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,689, $7,344, $4,019 and $11,414, respectively, for the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019)	4,353	18,547	21,862	81,475
Selling, general and administrative (Note 11)	11,979	14,029	36,063	39,726
Selling, general and administrative - related parties (Note 11)	201	394	614	1,487
Depreciation, depletion, amortization and accretion	23,132	29,791	73,130	88,512
Impairment of goodwill	—	3,194	54,973	3,194
Impairment of other long-lived assets	—	3,348	12,897	3,348
Total cost and expenses	81,241	161,890	354,265	604,487
Operating loss	(10,707)	(48,473)	(126,239)	(47,112)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,098)	(1,398)	(4,207)	(3,472)
Other, net	7,943	6,368	23,489	34,944
Other, net - related parties	1,099	—	2,232	—
Total other income	7,944	4,970	21,514	31,472
Loss before income taxes	(2,763)	(43,503)	(104,725)	(15,640)
(Benefit) provision for income taxes	(6,193)	(7,794)	(8,979)	2,625
Net income (loss)	$3,430	$(35,709)	$(95,746)	$(18,265)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($95), $116, ($49) and $134, respectively, for the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019	324	(213)	(422)	493
Comprehensive income (loss)	$3,754	$(35,922)	$(96,168)	$(17,772)

Net income (loss) per share (basic) (Note 14)	$0.07	$(0.79)	$(2.10)	$(0.41)
Net income (loss) per share (diluted) (Note 14)	$0.07	$(0.79)	$(2.10)	$(0.41)
Weighted average number of shares outstanding (basic) (Note 14)	45,764	45,020	45,603	44,984
Weighted average number of shares outstanding (diluted) (Note 14)	46,571	45,020	45,603	44,984
Dividends declared per share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2020	45,762	$458	$37,326	$536,333	$(4,052)	$570,065
Stock based compensation	3	—	—	352	—	352
Net income	—	—	3,430	—	—	3,430
Other comprehensive income	—	—	—	—	324	324
Balance at September 30, 2020	45,765	$458	$40,756	$536,685	$(3,728)	$574,171

	Three Months Ended September 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2019	45,005	$450	$232,990	$533,151	$(3,375)	$763,216
Stock based compensation	17	—	—	1,133	—	1,133
Net loss	—	—	(35,709)	—	—	(35,709)
Other comprehensive loss	—	—	—	—	(213)	(213)
Balance at September 30, 2019	45,022	$450	$197,281	$534,284	$(3,588)	$728,427

	Nine Months Ended September 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	656	7	—	1,591	—	1,598
Net loss	—	—	(95,746)	—	—	(95,746)
Other comprehensive loss	—	—	—	—	(422)	(422)
Balance at September 30, 2020	45,765	$458	$40,756	$536,685	$(3,728)	$574,171

	Nine Months Ended September 30, 2019
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	145	1	—	3,365	—	3,366
Net loss	—	—	(18,265)	—	—	(18,265)
Cash dividends paid ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	493	493
Balance at September 30, 2019	45,022	$450	$197,281	$534,284	$(3,588)	$728,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(95,746)	$(18,265)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	1,598	3,367
Depreciation, depletion, accretion and amortization	73,130	88,512
Amortization of coil tubing strings	359	1,236
Amortization of debt origination costs	703	245
Bad debt expense	2,306	1,230
(Gain) loss on disposal of property and equipment	(927)	245
Impairment of goodwill	54,973	3,194
Impairment of other long-lived assets	12,897	3,348
Inventory obsolescence	—	1,349
Deferred income taxes	(7,334)	(32,183)
Other	581	(539)
Changes in assets and liabilities:
Accounts receivable, net	(11,707)	(33,042)
Receivables from related parties	(31,152)	2,622
Inventories	3,827	1,415
Prepaid expenses and other assets	8,803	3,713
Accounts payable	(5,211)	(27,187)
Payables to related parties	(508)	117
Accrued expenses and other liabilities	(3,166)	(19,121)
Income taxes payable	(1,644)	(72,501)
Net cash provided by (used in) operating activities	1,782	(92,245)

Cash flows from investing activities:
Purchases of property and equipment	(5,873)	(34,637)
Purchases of property and equipment from related parties	(76)	(253)
Contributions to equity investee	—	(680)
Proceeds from disposal of property and equipment	4,859	2,491
Net cash used in investing activities	(1,090)	(33,079)

Cash flows from financing activities:
Borrowings from lines of credit	30,800	138,000
Repayments of lines of credit	(21,000)	(58,000)
Principal payments on financing leases and equipment financing notes	(1,423)	(1,534)
Dividends paid	—	(11,219)
Debt issuance costs	(1,000)	—
Net cash provided by financing activities	7,377	67,247
Effect of foreign exchange rate on cash	(57)	50
Net change in cash and cash equivalents	8,012	(58,027)
Cash and cash equivalents at beginning of period	5,872	67,625
Cash and cash equivalents at end of period	$13,884	$9,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,637	$3,280
Cash paid for income taxes	$13	$116,448
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,032	$1,203

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

At September 30, 2020 and December 31, 2019, Wexford and Gulfport beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At September 30, 2020		At December 31, 2019
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,055,766	48.2%	22,045,273	48.9%
Gulfport	9,829,548	21.5%	9,829,548	21.8%
Outstanding shares owned by related parties	31,885,314	69.7%	31,874,821	70.7%
Total outstanding	45,765,533	100.0%	45,108,545	100.0%

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

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $8.2 million and $23.8 million, respectively, and $5.9 million and $34.9 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive income (loss). Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were interest charges of $65.8 million and $42.0 million, respectively.

Pursuant to its contract with Gulfport, Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), one of the Company's subsidiaries, has agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. In December 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. See Note 18 below. During the nine months ended September 30, 2020, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreement with Gulfport totaling $2.2 million. These amounts are included in “other, net - related parties” on the unaudited condensed consolidated statement of comprehensive income (loss). As of September 30, 2020, $36.1 million related to this contract was included in “receivables from related parties” on the unaudited condensed consolidated balance sheets, which was inclusive of interest charges of $2.2 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to its contract with Gulfport, Muskie Proppant LLC (“Muskie”), one of the Company's subsidiaries, has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. See Note 18 below. During the nine months ended September 30, 2020, the Company charged a nominal amount of interest on delinquent accounts receivable pursuant to the terms of its agreement with Gulfport, which is included in “other, net - related parties” on the unaudited condensed consolidated statement of comprehensive income (loss). As of September 30, 2020, $2.4 million related to this contract was included in “receivables from related parties” on the unaudited condensed consolidated balance sheets, which was inclusive of interest charges.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2019 and the nine months ended September 30, 2020 (in thousands):

Balance, January 1, 2019	$5,198
Additions charged to bad debt expense	1,771
Recoveries of receivables previously charged to bad debt expense	(337)
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	5,154
Additions charged to bad debt expense	2,935
Additions charged to other expense	2,127
Recoveries of receivables previously charged to bad debt expense	(629)
Deductions for uncollectible receivables written off	(2,344)
Balance, September 30, 2020	$7,243

For the nine months ended September 30, 2020 and year ended December 31, 2019, the Company recorded additions to allowance for doubtful accounts totaling $2.9 million and $1.8 million, respectively, related to trade accounts receivable. These additions were charged to bad debt expense based on the factors described above. Additionally, during the nine months ended September 30, 2020, the Company recorded additions to allowance for doubtful accounts of $2.1 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of September 30, 2020, PREPA owed Cobra approximately $227.0 million for services performed, excluding $65.8 million of interest charged on these delinquent balances as of September 30, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of Cobra's motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at September 30, 2020 and December 31, 2019 and percentages of total revenues derived for the three and nine months ended September 30, 2020 and 2019:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2020	2019	2020	2019	2020	2019
Customer A(a)	—%	—%	—%	17%	71%	73%
Customer B(b)	15%	15%	18%	22%	9%	2%
Customer C(c)	8%	4%	10%	4%	2%	3%
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
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's infrastructure services segment.

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping has agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. During the nine months ended September 30, 2020, Stingray Pressure Pumping generated $34.7 million in revenues under this contract with Gulfport. Gulfport made payments of $6.8 million to the Company during the nine months ended September 30, 2020 related to revenue recognized for services in 2019 prior to the alleged termination date, and owed the Company $36.1 million as of September 30, 2020 under the contract, which includes $2.2 million in interest on delinquent accounts receivable. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “services revenue—related parties” and “receivables from related parties” on the accompanying unaudited condensed consolidated statement of comprehensive income (loss) and unaudited condensed consolidated balance sheets. See Note 18 below.

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

Certain of the Company's sand supply agreements, including its agreement with Gulfport, contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of September 30, 2020, the Company had deferred revenue totaling $10.8 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. The Company recognized revenue totaling $4.9 million and $14.7 million during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.3 million during the three and nine months ended September 30, 2019, respectively, related to shortfall payments.

Pursuant to its contract with Gulfport, Muskie has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. During the nine months ended September 30, 2020, Muskie generated $5.6 million in revenues under this contract with Gulfport. Gulfport made payments of $4.4 million to the Company during the nine months ended September 30, 2020, of

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which $1.3 million relates to revenue recognized in 2019, and owed the Company $2.4 million as of September 30, 2020 under the contract, which includes a nominal amount of interest on delinquent accounts receivable. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “product revenue—related parties” and “receivables from related parties” on the accompanying unaudited condensed consolidated statement of comprehensive income (loss) and unaudited condensed consolidated balance sheets. See Note 18 below.

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

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, December 31, 2018	$4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	7,244
Deduction for recognition of revenue	(14,928)
Increase for deferral of shortfall payments	18,211
Increase for deferral of customer prepayments	234
Balance, September 30, 2020	$10,761

The Company did not have any contract assets as of September 30, 2020, December 31, 2019 or December 31, 2018.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had unsatisfied performance obligations totaling $54.2 million, which will be recognized over the next 1.2 years.

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

	September 30,	December 31,
	2020	2019
Supplies	$6,832	$9,598
Raw materials	543	746
Work in process	3,858	4,608
Finished goods	2,064	2,531
Total inventories	$13,297	$17,483

Due to market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in the third quarter of 2019. As a result of this, the Company wrote-off obsolete inventory totaling $1.3 million during the three months ended September 30, 2019.

5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		September 30,	December 31,
	Useful Life	2020	2019
Pressure pumping equipment	3-5 years	$217,980	$216,627
Drilling rigs and related equipment	3-15 years	114,132	117,783
Machinery and equipment	7-20 years	172,567	190,221
Buildings(a)	15-39 years	47,307	47,859
Vehicles, trucks and trailers	5-10 years	113,057	135,724
Coil tubing equipment	4-10 years	8,541	29,438
Land	N/A	13,417	13,687
Land improvements	15 years or life of lease	10,135	10,135
Rail improvements	10-20 years	13,802	13,802
Other property and equipment(b)	3-12 years	18,674	18,880
		729,612	794,156
Deposits on equipment and equipment in process of assembly(c)		3,252	6,627
		732,864	800,783
Less: accumulated depreciation(d)		462,240	448,011
Total property, plant and equipment, net		$270,624	$352,772
a.    Included in Buildings at September 30, 2020 and December 31, 2019 are costs of $7.6 million and $6.7 million, respectively, related to assets under operating leases.
b.    Included in Other property and equipment at each of September 30, 2020 and December 31, 2019 are costs of $6.0 million and $6.5 million, respectively, related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
d.    Includes accumulated depreciation of $4.8 million and $3.5 million at September 30, 2020 and December 31, 2019, respectively, related to assets under operating leases.

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

The Company measured the fair values of these assets using significant unobservable inputs (Level 3) based on an income approach. The Company did not record any impairment of other long-lived assets during the three months ended September 30, 2020.

Due to market conditions, the Company temporarily shutdown its flowback operations beginning in the third quarter of 2019. As a result, the Company recognized $3.3 million of impairment charges, which is included in impairment of long-lived assets on the unaudited condensed consolidated statements of comprehensive income (loss), for its flowback property and equipment during the three months ended September 30, 2019. Estimated fair value for these assets was determined using significant unobservable inputs (Level 3) based on an income approach.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the nine months ended September 30, 2020 and 2019, proceeds from the sale of equipment damaged or lost down-hole were $0.7 million and a nominal amount, respectively, and gains on sales of equipment damaged or lost down-hole were $0.7 million and a nominal amount, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other, net” on the unaudited condensed consolidated statement of comprehensive income (loss). For the nine months ended September 30, 2020 and 2019, proceeds from the sale of equipment were $4.9 million and $2.5 million, respectively, and gains (losses) from the sale or disposal of equipment were $0.2 million and ($0.2) million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$22,305	$28,123	$71,645	$84,288
Depletion expense	545	1,339	638	3,285
Amortization expense	253	277	761	844
Accretion expense	29	52	86	95
Depreciation, depletion, amortization and accretion	$23,132	$29,791	$73,130	$88,512

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the nine months ended September 30, 2020 and year ended December 31, 2019 are presented below (in thousands):

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
Balance as of September 30, 2020
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

Due to market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in the third quarter of 2019. As a result, the Company recognized impairment of goodwill totaling $3.2 million during the three months ended September 30, 2019

Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	September 30,	December 31,
	2020	2019
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(598)	(467)
Less: accumulated amortization - trade names	(4,487)	(3,858)
Intangible assets, net	$5,028	$5,788

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets was $0.8 million for each of the nine months ended September 30, 2020 and 2019, respectively. The original life of customer relationships is 6 years as of September 30, 2020 with a remaining average useful life of 2.6 years. The original life of trade names ranges from 10 to 20 years as of September 30, 2020 with a remaining average useful life of 7.8 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2020	$253
2021	1,015
2022	1,015
2023	898
2024	771
Thereafter	1,076
$5,028

Due to market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in the third quarter of 2019. As a result, the Company recognized impairment of non-contractual customer relationships totaling $0.1 million, which is included in impairment of other long-lived assets on the unaudited condensed consolidated statements of comprehensive income (loss).

7.    Equity Method Investment
On December 21, 2018, Cobra Aviation Services LLC (“Cobra Aviation”) and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment Leasing, Inc. (“Brim Equipment”) for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns one commercial helicopter and leases four commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.5 million and $2.6 million at September 30, 2020 and December 31, 2019, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of ($0.1) million and $0.5 million for its share of Brim Acquisitions' (loss) income for the nine months ended September 30, 2020 and 2019, respectively, which is included in “other, net” on the unaudited condensed consolidated statements of comprehensive income (loss). The Company made additional investments totaling $0.7 million during the nine months ended September 30, 2019. The Company did not make any additional investments during the nine months ended September 30, 2020.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	September 30,	December 31,
	2020	2019
State and local taxes payable	$16,241	$15,288
Deferred revenue	10,761	7,244
Accrued compensation, benefits and related taxes	2,589	5,938
Financed insurance premiums	—	6,463
Insurance reserves	2,190	2,906
Other	3,701	2,915
Total	$35,482	$40,754

Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve month period following the close of the year. As of December 31, 2019, the applicable interest rate associated with financed insurance premiums ranged from 3.45% to 3.75%.

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

As of September 30, 2020 and December 31, 2019, the Company was in compliance with its financial covenants under the revolving credit facility.

At September 30, 2020, there were outstanding borrowings under the revolving credit facility of $89.8 million and $18.0 million of available borrowing capacity. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9.0 million of outstanding letters of credit. At

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of borrowing capacity under the facility, after giving effect to $8.7 million of outstanding letters of credit.

As of October 28, 2020, the Company had $88.4 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $28.1 million of available borrowing capacity under this facility, after giving effect to $13.3 million of outstanding letters of credit and the expiration of the minimum excess availability covenant on September 30, 2020. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

10.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard Aviation LLC (“Leopard”) to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment, 100% of the equity interest in Air Rescue Systems Corporation (“ARS”) and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2020.

11.    Selling, General and Administrative Expense
    Selling, general and administrative ("SG&A") expense includes of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash expenses:
Compensation and benefits	$3,449	$4,777	$11,138	$16,161
Professional services	5,651	6,104	15,335	12,827
Other(a)	2,163	1,665	6,572	8,290
Total cash SG&A expense	11,263	12,546	33,045	37,278
Non-cash expenses:
Bad debt provision	626	964	2,306	1,230
Stock based compensation	291	913	1,326	2,705
Total non-cash SG&A expense	917	1,877	3,632	3,935
Total SG&A expense	$12,180	$14,423	$36,677	$41,213
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Income Taxes
The Company recorded income tax benefit of $9.0 million for the nine months ended September 30, 2020 compared to income tax expense of $2.6 million for the nine months ended September 30, 2019. The Company's effective tax rate was 9% and (17)% for the nine months ended September 30, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $2.4 million net tax benefit during the nine months ended September 30, 2020, which consists of a $7.0 million current tax benefit and a $4.6 million deferred tax expense. This impact, along with the rate impact from non-deductible goodwill impairment, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the nine months ended September 30, 2020.

The effective tax rate for the nine months ended September 30, 2019 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico. For the nine months ended September 30, 2019, the Company recognized a loss in the United States, which was partially offset by earnings from its operations in Puerto Rico, which has a higher statutory rate compared to the United States. During the nine months ended September 30, 2019, the Company recorded a benefit related to return to provision adjustments, which was partially offset by changes in the valuation allowance.

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

Lease expense consisted of the following for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$3,338	$5,278	$12,503	$16,697
Short-term lease expense	36	135	323	498
Finance lease expense:
Amortization of right-of-use assets	318	312	952	797
Interest on lease liabilities	48	55	153	134
Total lease expense	$3,740	$5,780	$13,931	$18,126

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$25,927	$43,446
Current operating lease liability	10,657	16,432
Long-term operating lease liability	15,291	27,102
Finance leases:
Property, plant and equipment, net	$4,204	$5,111
Accrued expenses and other current liabilities	1,267	1,365
Other liabilities	3,008	3,856

Other supplemental information related to leases for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,277	$5,222	$12,207	$16,468
Operating cash flows from finance leases	48	55	153	134
Financing cash flows from finance leases	344	391	940	1,114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(4,157)	$1,314	$(6,167)	$3,249
Finance leases	237	2,130	210	3,721

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	3.3 years	3.4 years
Finance leases	3.5 years	4.1 years
Weighted-average discount rate:
Operating leases	3.8%	4.4%
Finance leases	4.2%	4.3%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$3,145	$373
2021	10,792	1,349
2022	7,148	1,214
2023	3,817	1,214
2024	1,876	441
Thereafter	881	—
Total lease payments	27,659	4,591
Less: Present value discount	1,711	316
Present value of lease payments	$25,948	$4,275

Subsequent to September 30, 2020, the Company entered into four, six-year financing lease agreements for equipment for its infrastructure services segment with future payments totaling $2.4 million.

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

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.4 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $1.6 million during the nine months ended September 30, 2020 and 2019, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings (Loss) Per Share

    Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$3,430	$(35,709)	$(95,746)	$(18,265)
Weighted average common shares outstanding	45,764	45,020	45,603	44,984
Basic earnings (loss) per share	$0.07	$(0.79)	$(2.10)	$(0.41)

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$3,430	$(35,709)	$(95,746)	$(18,265)
Weighted average common shares, including dilutive effect(a)	46,571	45,020	45,603	44,984
Diluted earnings (loss) per share	$0.07	$(0.79)	$(2.10)	$(0.41)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the nine months ended September 30, 2020 and three and nine months ended September 30, 2019 as their effect was antidilutive under the treasury stock method.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2019	434,119	$22.78
Granted	101,181	6.83
Vested	(231,896)	22.45
Forfeited	(82,163)	18.55
Unvested shares as of December 31, 2019	221,241	22.43
Granted	2,401,446	0.98
Vested	(656,988)	5.26
Forfeited	(47,167)	3.28
Unvested shares as of September 30, 2020	1,918,532	$1.24

As of September 30, 2020, there was $1.8 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $1.6 million and $3.4 million, respectively, for the nine months ended September 30, 2020 and 2019.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping, Muskie, Stingray Energy Services LLC (“SR Energy”), Aquahawk Energy LLC (“Aquahawk”), Panther Drilling Systems LLC (“Panther Drilling”), Anaconda Manufacturing LLC (“Anaconda”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Gulfport, Wexford, Grizzly Oil Sands ULC (“Grizzly”), El Toro Resources LLC (“El Toro”), Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”), Predator Drilling LLC (“Predator”) and Brim Equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2020	2019	2020	2019	2020	2019
		REVENUES				ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$8,384	$13,578	$34,705	$84,407	$33,856	$5,950
Muskie and Gulfport	(b)	1,875	2,924	5,625	26,439	2,391	1,141
SR Energy and Gulfport	(c)	—	672	113	8,712	36	156
Aquahawk and Gulfport	(d)	—	6	—	828	—	—
Panther Drilling and El Toro	(e)	—	80	38	573	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(f)	157	679	343	1,390	129	235
Other		24	(15)	29	—	32	41
		$10,440	$17,924	$40,853	$122,349	$36,444	$7,523

		OTHER				ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$1,073		$2,206	$—	$2,206	$—
Muskie and Gulfport	(b)	26	—	26	—	26	—
		$1,099	$—	$2,232	$—	$2,232	$—
						$38,676	$7,523
a.Pressure Pumping provides pressure pumping, stimulation and related completion services to Gulfport. Other amount represents interest charged on delinquent accounts receivable related to these services.
b.Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses. Other amount represents interest charged on delinquent account receivable related to this agreement.
c.SR Energy provides rental services to Gulfport.
d.Aquahawk provides water transfer services for Gulfport pursuant to a master service agreement.
e.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.
f.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2020	2019	2020	2019	2020	2019
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	$60	$739	$81	$4,103	$9	$433
Anaconda and Caliber	(b)	62	—	186	—	—	—
Other		9	35	62	35	—	—
		$131	$774	$329	$4,138	$9	$433

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	$2	$109	$2	$551	$2	$1
The Company and Caliber	(b)	199	201	582	589	—	7
Cobra Aviation/ ARS/Leopard and Brim Equipment	(a)	—	43	—	209	—	—
Other		—	41	30	138	7	9
		$201	$394	$614	$1,487	$9	$17

		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	$—	$48	$—	$266	$—	$76
		$—	$48	$—	$266	$—	$76
						$18	$526

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber leases office space to Anaconda and Mammoth.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. The Company made additional investments totaling $0.7 million during the nine months ended September 30, 2019. The Company did not make any additional investments during the nine months ended September 30, 2020. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company's outstanding common stock.

18.    Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations. Failure to purchase the minimum amounts may require the Company to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of currently expected future requirements.

Capital Spend Commitments
The Company has entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum payments under these obligations in effect at September 30, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,175	$4,307
2021	—	1,129
2022	—	98
2023	—	8
2024	—	—
Thereafter	—	—
	$3,175	$5,542
a.     Included in these amounts are sand purchase commitments of $4.0 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $4.7 million.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of September 30, 2020 and December 31, 2019, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of September 30, 2020 and December 31, 2019, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. As of September 30, 2020 and December 31, 2019, accrued claims were $2.2 million and $2.9 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2020 and December 31, 2019, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of September 30, 2020 and December 31, 2019, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2019. As of September 30, 2020 and December 31, 2019, accrued claims were $1.6 million and $3.0 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of September 30, 2020 and December 31, 2019 and no expense was recognized during the three and nine months ended September 30, 2020 or 2019 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2020, outstanding bid bonds totaled $0.1 million. The Company did not have any outstanding bid bonds as of December 31, 2019. As of September 30, 2020 and December 31, 2019, outstanding performance and payment bonds totaled $8.7 million and $40.4 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $3.7 million as of September 30, 2020.

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

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they are entitled to relief from Cobra. All other defendants have also answered the amended complaint. The parties stipulated to conditional certification of a collective action, and on August 14, 2020, Court ordered that notice be sent to all individuals engaged by ESPADA to provide services to Cobra in Puerto Rico between January 21, 2017 and the present who were paid a day-rate. Notice was sent to putative class members on September 15, 2020, and the opt-in period will close on November 14, 2020. The parties are in discovery. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the Company against its officers and directors. In October 2019, the plaintiffs in the two Oklahoma actions voluntarily dismissed their respective cases, with one plaintiff refiling his action in the District of Delaware. On September 13, 2019, the Delaware court consolidated the three actions under the case caption In re Mammoth Energy Services, Inc. Consolidated Shareholder Litigation. On January 17, 2020, the plaintiffs filed their consolidated amended shareholder derivative complaint on behalf of Nominal Defendant, Mammoth Energy Services, Inc., and against Arty Straehla, Mark Layton, Arthur Amron, Paul V. Heerwagen IV, Marc McCarthy, Jim Palm, Matthew Ross, Arthur Smith, Gulfport Energy Corporation, and Wexford Capital LP. On February 18, 2020, the defendants filed a motion to stay this action. On August 3, 2020, the Court stayed the litigation pending the outcome of other matters. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On September 16, 2019, Cobra filed a lawsuit against Robert Malcom (“Malcom”) and later added claims against BHI Energy I Power Services LLC (“BHI”) in a case styled Cobra Acquisitions v. Robert L. Malcom and BHI Energy I Power Services LLC in the 242nd Judicial District, District Court of Hale County, Texas. Cobra alleges Malcom breached his non-compete and non-solicit obligations contained in the purchase and sale agreement in which Cobra purchased Higher Power from Malcom. On September 16, 2019, the court entered a Temporary Restraining Order enjoining Malcom from competing against Higher Power or soliciting its customers and employees. Subsequently, on October 25, 2019, the court entered a Temporary Injunction enjoining Malcom from competing against Higher Power in three states or soliciting its customers and employees until the time of trial. Cobra is seeking to permanently enjoin Malcom from competing against Higher Power or soliciting its customers and employees, and further seeks damages it incurred as a result of Malcom’s breach of his non-compete agreement. Cobra’s claims against BHI, Malcom’s employer after he left Higher Power, are for tortious interference and misappropriation of trade secrets. On November 3, 2019, Malcom filed his original counter-

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
petition and third-party petition against Cobra, Higher Power, Keith Ellison and Arty Straehla alleging claims for breach of contract, conversion, unjust enrichment, tortious interference, retaliation, violations of the federal Racketeer Influenced and Corrupt Organizations Act, and conspiracy. Cobra and Higher Power moved to dismiss these claims and, on January 24, 2020, after the hearing on the motion to dismiss, Malcom dismissed his claims without prejudice. On December 23, 2019, Malcom filed an appeal of the Temporary Injunction Order enjoining him from competing against Higher Power. On April 20, 2020, the Court of Appeals Seventh District of Texas denied Malcom’s appeal. At this time, the Company is not able to predict the outcome of this lawsuit. However, the Company does not believe it will have a material impact on the Company’s business, financial position, results of operations or cash flows.

As of September 30, 2020, PREPA owed the Company approximately $227.0 million for services performed, excluding $65.8 million of interest charged on these delinquent balances as of September 30, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 18, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. Further, Gulfport has not made any of the $33.9 million of payments owed to Stingray Pressure Pumping under this contract for any periods subsequent to its alleged December 28, 2019 termination date. During the nine months ended September 30, 2020, the Company recognized $34.7 million in revenue under this contract. As of September 30, 2020, Gulfport owed Stingray Pressure Pumping $36.1 million, which includes $2.2 million of interest on past due amounts under the contract. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. As of September 30, 2020, Gulfport owed Muskie $2.4 million, which includes a nominal amount of interest on past due amounts under the contract. The Company believes these receivables due under both the pressure pumping and sand supply contracts are collectible. However, on October 16, 2020, Gulfport reported that it deferred making an interest payment due on certain of its senior notes and entered into a 30-day grace period while it continues discussions with its lenders and certain other stakeholders regarding a potential comprehensive financial restructuring. Gulfport also reported on October 16, 2020 that it entered into a forbearance agreement and amendment to its amended and restated credit agreement in connection with the deferral. On October 29, 2020, Gulfport reported that it entered into a second forbearance agreement and amendment to its amended and restated credit agreement that extends and expands the first forbearance agreement and amendment to its amended and restated credit agreement. There have also been reports that Gulfport may make a bankruptcy filing before the expiration of the grace period. As a result, Mammoth is unable to predict the ultimate outcome of its actions against Gulfport and, therefore, in the event of an adverse judgement or liquidation event, the receivable may not be collectible.

On January 21, 2020, Mastec Renewables Puerto Rico, LLC (“Mastec”) filed a lawsuit against Mammoth Inc., and Cobra, in the U.S. District Court in the Southern District of Florida. Pursuant to its complaint, Mastec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act, tortious interference and violations of Puerto Rico laws. Mastec seeks unspecified damages based on its claimed deprivation of work under the alleged $500 million contract, including lost profits, mobilization expenses, costs and prejudgment interest because of the Company’s and Cobra’s alleged wrongful interference, payment of bribes, and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2020, the court dismissed the federal Racketeer Influenced and Corrupt Organizations claims. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the nine months ended September 30, 2020 and 2019, the Company paid $1.5 million and $2.7 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of September 30, 2020, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

Prior to the year ended December 31, 2019, the Company had three reportable segments, including infrastructure services, pressure pumping services and natural sand proppant services. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2019, the Company changed its reportable segment presentation in 2019 to include its drilling services, which includes Bison Drilling and Field Services LLC, Bison Trucking LLC, Panther Drilling Systems LLC, Mako Acquisitions LLC and White Wing Tubular LLC, as its own reportable segment. The results of the entities were previously included in the reconciling column titled “All Other” in the table below for the three months ended September 30, 2019. As of September 30, 2020, the Company’s four reportable segments include infrastructure services (“Infrastructure”), pressure pumping services (“Pressure Pumping”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The results for the three and nine months ended September 30, 2019 have been retroactively adjusted to reflect his change in reportable segments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Three months ended September 30, 2020	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$44,009	$15,738	$6,031	$1,193	$3,563	$—	$70,534
Intersegment revenues	—	53	—	26	672	(751)	—
Total revenue	44,009	15,791	6,031	1,219	4,235	(751)	70,534
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	29,074	6,881	3,784	1,964	4,226	—	45,929
Intersegment cost of revenues	162	449	26	—	114	(751)	—
Total cost of revenue	29,236	7,330	3,810	1,964	4,340	(751)	45,929
Selling, general and administrative	7,377	1,744	1,033	382	1,644	—	12,180
Depreciation, depletion, amortization and accretion	7,589	7,196	2,693	2,323	3,331	—	23,132
Operating loss	(193)	(479)	(1,505)	(3,450)	(5,080)	—	(10,707)
Interest expense, net	628	269	54	60	87	—	1,098
Other (income) expense, net	(9,204)	(1,156)	1,792	20	(494)	—	(9,042)
Income (loss) before income taxes	$8,383	$408	$(3,351)	$(3,530)	$(4,673)	$—	$(2,763)

Three months ended September 30, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$37,289	$43,887	$12,634	$6,065	$13,542	$—	$113,417
Intersegment revenues	—	725	5,727	58	417	(6,927)	—
Total revenue	37,289	44,612	18,361	6,123	13,959	(6,927)	113,417
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	36,940	33,059	18,547	7,203	15,385	—	111,134
Intersegment cost of revenues	—	6,054	326	185	362	(6,927)	—
Total cost of revenue	36,940	39,113	18,873	7,388	15,747	(6,927)	111,134
Selling, general and administrative	7,322	3,669	1,314	910	1,208	—	14,423
Depreciation, depletion, amortization and accretion	7,953	10,176	4,022	3,096	4,544	—	29,791
Impairment of goodwill	—	—	—	—	3,194	—	3,194
Impairment of other long-lived assets	—	—	—	—	3,348	—	3,348
Operating loss	(14,926)	(8,346)	(5,848)	(5,271)	(14,082)	—	(48,473)
Interest expense, net	599	316	43	220	220	—	1,398
Other (income) expense, net	(6,239)	(3)	99	(100)	(125)	—	(6,368)
Loss before income taxes	$(9,286)	$(8,659)	$(5,990)	$(5,391)	$(14,177)	$—	$(43,503)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2020	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$100,294	$74,549	$22,421	$7,166	$23,596	$—	$228,026
Intersegment revenues	—	1,435	95	107	2,026	(3,663)	—
Total revenue	100,294	75,984	22,516	7,273	25,622	(3,663)	228,026
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	81,389	41,833	20,465	9,627	23,274	—	176,588
Intersegment cost of revenues	197	1,410	355	151	1,550	(3,663)	—
Total cost of revenue	81,586	43,243	20,820	9,778	24,824	(3,663)	176,588
Selling, general and administrative	19,711	5,443	3,641	2,777	5,105	—	36,677
Depreciation, depletion, amortization and accretion	23,339	23,373	7,353	7,900	11,165	—	73,130
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(24,342)	(53,684)	(9,298)	(13,508)	(25,407)	—	(126,239)
Interest expense, net	2,105	907	167	473	555	—	4,207
Other (income) expense, net	(24,289)	(2,444)	1,753	(251)	(490)	—	(25,721)
Loss before income taxes	$(2,158)	$(52,147)	$(11,218)	$(13,730)	$(25,472)	$—	$(104,725)

Nine months ended September 30, 2019	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$187,831	$217,456	$66,820	$27,091	$58,177	$—	$557,375
Intersegment revenues	—	3,936	29,795	484	1,870	(36,085)	—
Total revenue	187,831	221,392	96,615	27,575	60,047	(36,085)	557,375
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	140,768	157,106	81,475	29,030	59,841	—	468,220
Intersegment cost of revenues	1	31,388	2,513	686	1,557	(36,145)	—
Total cost of revenue	140,769	188,494	83,988	29,716	61,398	(36,145)	468,220
Selling, general and administrative	19,874	9,544	4,214	3,117	4,464	—	41,213
Depreciation, depletion, amortization and accretion	23,490	30,244	11,423	9,866	13,489	—	88,512
Impairment of goodwill	—	—	—	—	3,194	—	3,194
Impairment of other long-lived assets	—	—	—	—	3,348	—	3,348
Operating income (loss)	3,698	(6,890)	(3,010)	(15,124)	(25,846)	60	(47,112)
Interest expense, net	1,024	965	145	679	659	—	3,472
Other (income) expense, net	(35,108)	5	67	(122)	214	—	(34,944)
Income (loss) before income taxes	$37,782	$(7,860)	$(3,222)	$(15,681)	$(26,719)	$60	$(15,640)

	Infrastructure	Pressure Pumping	Sand	Drilling	All Other	Eliminations	Total
As of September 30, 2020:
Total assets	$414,164	$123,609	$176,577	$49,195	$114,158	$(46,604)	$831,099
As of December 31, 2019:
Total assets	$420,285	$175,259	$190,382	$61,545	$142,731	$(37,817)	$952,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, our Quarterly Reports on Form 10-Q for the first quarter ended March 31, 2020, filed with the SEC on May 11, 2020, and second quarter ended June 30, 2020, filed with the SEC on July 31, 2020, our subsequent Current Reports on Form 8-K filed with the SEC and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Recent Developments

Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global spread of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. While many of the stay-at-home orders have expired, the COVID-19 pandemic has resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected, and continues to adversely affect, the demand for oil and natural gas and caused significant volatility and disruption of the capital and financial markets.

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. As a result of the oversupply, OPEC members and other oil exporting nations reached an agreement to curtail up to 10% of the world’s supply and certain U.S. producers voluntarily curtailed production. These actions helped to reduce a portion of the excess supply in the market and improve oil prices. In the third quarter of 2020, many U.S. producers resumed completion activities to stem production declines and stabilize their production base as demand for crude oil rebounded but continued to be soft. Downward pressure on commodity prices has continued and could continue for the foreseeable future as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict if, or when, commodity prices will stabilize and at what price points and when global inventories will return to normalized levels.

Beginning in early March 2020, in response to the ongoing COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020 and continued to decline further throughout the second and third quarters. Demand for both gasoline and oil rebounded to some extent toward the end of the second quarter of 2020 and stabilized to some degree throughout the third quarter of 2020, but remains below historical levels. As a result, depressed levels of oilfield service activity are expected to continue for the foreseeable future. The ongoing COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had, and are likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services.

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also actively monitoring the impact of the COVID-19 pandemic and the adverse industry and market conditions and have taken mitigating steps to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the current conditions continue, do not improve or worsen. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the depressed commodity markets, the reduced demand for oil and oilfield services and adverse macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

Third Quarter 2020 Financial Highlights

•Net income of $3 million, or $0.07 per diluted share for the three months ended September 30, 2020.

•Adjusted EBITDA of $22 million for the three months ended September 30, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•Consolidated Adjusted EBITDA for the three months ended September 30, 2020, excluding interest on trade accounts receivable, grew $15 million, or 688%, compared to the three months ended June 30, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•Adjusted EBITDA for the three months ended September 30, 2020, excluding interest on trade accounts receivable, generated by our infrastructure services segment grew over 350% compared to the three months ended June 30, 2020, laying the foundation for future growth for our infrastructure services business. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

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

    As of September 30, 2020, PREPA owed us approximately $227 million for services performed excluding approximately $66 million of interest charged on these delinquent balances as of September 30, 2020. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion until an omnibus hearing to be held in December 2020. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

    Demand for our infrastructure services in the continental United States remains steady, and our crew count remained stable at approximately 120 crews throughout the third quarter of 2020. The COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews work for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. During the fourth quarter of 2019, we hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

Oil and Natural Gas Industry

    The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budget. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity and other conditions and factors that are beyond our control. See “Recent Developments—Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices” above.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply throughout March and April of 2020 and have continued to experience significant volatility. Oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or when, commodity prices will improve and stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers' capital expenditure budgets. The sharp decline in oil prices beginning in March 2020 further reduced the utilization and pricing of our oilfield services. While oil prices have stabilized somewhat over the May through October 2020 timeframe, they remain at depressed levels and we currently anticipate weakness in demand for our oilfield products and services to continue for at least the remainder of 2020.

In response to market conditions, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently not operating any of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels for the remainder of 2020 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oil field businesses and we expect this trend to continue for at least the remainder of 2020. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future. While the oilfield portion of our service offerings continue to experience significant challenges, we continue to maintain our oilfield equipment and plan to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. As of September 30, 2020, Gulfport owed us approximately $34 million pursuant to this contract excluding approximately $2 million of interest charged on these delinquent balances as of September 30, 2020. We believe Gulfport's actions are without merit and will vigorously defend the lawsuit. However, the termination of our relationship with Gulfport, or nonrenewal of our contract with Gulfport, or one or more of our other customers, if not replaced with comparable or greater levels of service from other customers, would result in lower utilization rates for our pressure pumping equipment and, as a result, would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Natural Sand Proppant Industry

    In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth.

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline and budget exhaustion, caused the frac sand market to become oversupplied, particularly in finer grades, during the second half of 2019. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance and reduce the number of industry participants. Nevertheless, demand for our sand declined significantly in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing as discussed above, increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at approximately 9% capacity.

A portion of our revenue from our natural sand proppant business is derived from Gulfport pursuant to a contract that expires in December 2021. Gulfport has not made the payments owed to us under this contract for any periods subsequent to May 2020. As of September 30, 2020, Gulfport owed us approximately $2 million pursuant to this contract excluding a nominal amount of interest charged on these delinquent balances as of September 30, 2020. In September 2020, we filed a lawsuit seeking to recover delinquent payments owed to us under this contract.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Revenue:
Infrastructure services	$44,009	$37,289
Pressure pumping services	15,791	44,612
Natural sand proppant services	6,031	18,361
Drilling services	1,219	6,123
Other services	4,235	13,959
Eliminations	(751)	(6,927)
Total revenue	70,534	113,417

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $7,578 and $7,947, respectively, for the three months ended September 30, 2020 and 2019)	29,236	36,940
Pressure pumping services (exclusive of depreciation and amortization of $7,193 and $10,165, respectively, for the three months ended September 30, 2020 and 2019)	7,330	39,113
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,689 and $4,019, respectively, for the three months ended September 30, 2020 and 2019)	3,810	18,873
Drilling services (exclusive of depreciation and amortization of $2,323 and $3,095, respectively, for the three months ended September 30, 2020 and 2019)	1,964	7,388
Other services (exclusive of depreciation and amortization of $3,330 and $4,452, respectively, for the three months ended September 30, 2020 and 2019)	4,340	15,747
Eliminations	(751)	(6,927)
Total cost of revenue	45,929	111,134
Selling, general and administrative expenses	12,180	14,423
Depreciation, depletion, amortization and accretion	23,132	29,791
Impairment of goodwill	—	3,194
Impairment of other long-lived assets	—	3,348
Operating loss	(10,707)	(48,473)
Interest expense, net	(1,098)	(1,398)
Other income, net	9,042	6,368
Loss before income taxes	(2,763)	(43,503)
Benefit for income taxes	(6,193)	(7,794)
Net income (loss)	$3,430	$(35,709)

    Revenue. Revenue for the three months ended September 30, 2020 decreased $42 million, or 37%, to $71 million from $113 million for the three months ended September 30, 2019. The decrease in total revenue is primarily attributable to declines in pressure pumping services revenue, natural sand proppant revenue and other services revenue of $29 million, $12 million and $10 million, respectively, during the three months ended September 30, 2020. These decreases were partially offset by a $7 million increase in infrastructure services revenue. Revenue derived from related parties was $10 million, or 15% of our total revenues, for the three months ended September 30, 2020 and $18 million, or 16% of our total revenue, for the three months ended September 30, 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our

unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue increased $7 million, or 18%, to $44 million for the three months ended September 30, 2020 from $37 million for the three months ended September 30, 2019. The increase is primarily due to increases in storm restoration revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

    Pressure Pumping Services. Pressure pumping services division revenue decreased $29 million, or 64%, to $16 million for the three months ended September 30, 2020 from $45 million for the three months ended September 30, 2019. Revenue derived from related parties was $8 million, or 50% of total pressure pumping revenue, for the three months ended September 30, 2020 compared to $14 million, or 31% of total pressure pumping revenue, for the three months ended September 30, 2019. All of our pressure pumping related party revenue is derived from Gulfport under a pressure pumping contract. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, was a nominal amount and $1 million for the three months ended September 30, 2020 and 2019, respectively.

    The decrease in our pressure pumping services revenue was primarily driven by declines in utilization and pricing. The number of stages completed decreased 43% from 783 for the three months ended September 30, 2019 to 449 for the three months ended September 30, 2020. An average of 0.9 of our fleets were active for the three months ended September 30, 2020 as compared to an average of 1.2 fleets for the three months ended September 30, 2019.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $12 million, or 67%, to $6 million for the three months ended September 30, 2020, from $18 million for the three months ended September 30, 2019. Revenue derived from related parties was $2 million, or 33% of total sand revenue, for the three months ended September 30, 2020 and $3 million, or 17% of total sand revenue, for the three months ended September 30, 2019. All of our natural sand proppant related party revenue is derived from a contract with Gulfport. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $6 million, or 31% of total sand revenue, for the three months ended September 30, 2019. The natural sand proppant services division did not have inter-segment revenues for the three months ended September 30, 2020.

    The decrease in our natural sand proppant services revenue was primarily attributable to a 85% decrease in tons of sand sold from 456,471 tons for the three months ended September 30, 2019 to 67,715 tons for the three months ended September 30, 2020, as well as a 42% decline in the average price per ton of sand sold from $26.84 per ton during the three months ended September 30, 2019 to $15.59 per ton during the three months ended September 30, 2020. Included in natural sand proppant services revenue is shortfall revenue of $5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively.

Drilling Services. Drilling services division revenue decreased $5 million, or 83%, to $1 million for the three months ended September 30, 2020, from $6 million for the three months ended September 30, 2019. Revenue derived from related parties and inter-segment revenue were nominal for the months ended September 30, 2020 and 2019. The decline in our drilling services revenue was primarily attributable to declines in directional drilling, rig hauling and contract land drilling revenue of $2 million, $2 million and $1 million, respectively. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

    Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling, remote accommodation, oilfield equipment manufacturing and infrastructure engineering and design businesses, decreased $10 million, or 71%, to $4 million for the three months ended September 30, 2020 from $14 million for the three months ended September 30, 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was a nominal amount for the three months ended September 30, 2020 and $1 million, or 7% of total other revenue, for the three months ended September 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $1 million and a nominal amount for the three months ended September 30, 2020 and 2019, respectively.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 70 pieces of equipment was rented to customers during the three months ended September 30, 2020, a decrease of 87% from an average of 541 pieces of equipment rented to customers during the three months ended September 30, 2019. Additionally, revenue from our coil tubing business declined $3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 and our coil tubing and full service transportation operations beginning in July 2020.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $65 million from $111 million, or 98% of total revenue, for the three months ended September 30, 2019 to $46 million, or 65% of total revenue, for the three months ended September 30, 2020. The decrease was primarily due to a decline in activity across our oilfield service business lines. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $8 million, or 22%, to $29 million for the three months ended September 30, 2020 from $37 million for the three months ended September 30, 2019. The decline is primarily due to decreases in equipment rental and repair and maintenance expenses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8 million for each of the three months ended September 30, 2020 and 2019, was 66% and 99% for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to declines in labor, equipment rental and repair and maintenance costs as a percentage of revenue.

    Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $32 million, or 82%, to $7 million for the three months ended September 30, 2020 from $39 million for the three months ended September 30, 2019, primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $7 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, was 46% and 88% for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to the recognition of standby revenue during the three months ended September 30, 2020, of which there was a lower percentage of costs recognized compared to the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2019, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the three months ended September 30, 2020.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $15 million, or 79%, to $4 million for the three months ended September 30, 2020 from $19 million for the three months ended September 30, 2019, primarily due to a decline in cost of goods sold as a result of a 85% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $3 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, was 63% and 103% for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to the recognition of shortfall revenue during the three months ended September 30, 2020, for which there are no associated costs, compared to the three months ended September 30, 2019.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $5 million, or 71%, to $2 million for the three months ended September 30, 2020 from $7 million for the three months ended September 30, 2019. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $2 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, was 161% and 121% for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily due to a decline in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $12 million, or 75%, to $4 million for the three months ended September 30, 2020 from $16 million for the three months ended September 30, 2019, primarily due to declines in cost of revenue for our equipment rental and coil tubing businesses as a result of reduced activity. Additionally, due to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 resulting in a decline in cost of revenue. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $3 million and $4 million for the three months ended September 30, 2020 and 2019 was 102% and 113% for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to a decline in equipment rental and repair and maintenance costs as a percentage of revenue.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash expenses:
Compensation and benefits	$3,449	$4,777
Professional services	5,651	6,104
Other(a)	2,163	1,665
Total cash SG&A expense	11,263	12,546
Non-cash expenses:
Bad debt provision	626	964
Stock based compensation	291	913
Total non-cash SG&A expense	917	1,877
Total SG&A expense	$12,180	$14,423
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $7 million, or 23%, to $23 million for the three months ended September 30, 2020 from $30 million for the three months ended September 30, 2019. The decrease is primarily attributable to a decline in property and equipment depreciation expense and sand mine depletion expense.

    Impairment of Goodwill. During the three months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on goodwill. We did not record any impairment of goodwill during the three months ended September 30, 2020.

    Impairment of Other Long-Lived Assets. During the three months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on fixed assets. We did not record any impairment of other long-lived assets during the three months ended September 30, 2020.

    Operating Loss. We reported an operating loss of $11 million for the three months ended September 30, 2020 compared to an operating loss of $48 million for the three months ended September 30, 2019. Operating loss decreased across all business lines primarily due to declines in cost of revenue and selling, general and administrative expenses.

    Interest Expense, Net. Interest expense, net remained flat at approximately $1 million for each of the three months ended September 30, 2020 and 2019.

    Other Income, Net. Other income, net increased $3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in interest on trade account receivable. Pursuant to the terms of our contracts with PREPA and Gulfport, we recognized interest on trade accounts receivable totaling $9 million and $6 million during the three months ended September 30, 2020 and 2019, respectively.

    Income Taxes. We recorded an income tax benefit of $6 million on pre-tax losses of $3 million for the three months ended September 30, 2020 compared to an income tax benefit of $8 million on pre-tax losses of $44 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, we recorded a benefit of $8 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Revenue:
Infrastructure services	$100,294	$187,831
Pressure pumping services	75,984	221,392
Natural sand proppant services	22,516	96,615
Drilling services	7,273	27,575
Other services	25,622	60,047
Eliminations	(3,663)	(36,085)
Total revenue	228,026	557,375

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $23,313 and $23,471, respectively, for the nine months ended September 30, 2020 and 2019)	81,585	140,769
Pressure pumping services (exclusive of depreciation and amortization of $23,360 and $30,211, respectively, for the nine months ended September 30, 2020 and 2019)	43,243	188,494
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $7,344 and $11,414, respectively, for the nine months ended September 30, 2020 and 2019)	20,821	83,988
Drilling services (exclusive of depreciation of $7,898 and $9,863, respectively, for the nine months ended September 30, 2020 and 2019)	9,778	29,716
Other services (exclusive of depreciation and amortization of $11,157 and $13,483, respectively, for the nine months ended September 30, 2020 and 2019)	24,824	61,398
Eliminations	(3,663)	(36,145)
Total cost of revenue	176,588	468,220
Selling, general and administrative expenses	36,677	41,213
Depreciation, depletion, amortization and accretion	73,130	88,512
Impairment of goodwill	54,973	3,194
Impairment of long-lived assets	12,897	3,348
Operating loss	(126,239)	(47,112)
Interest expense, net	(4,207)	(3,472)
Other income, net	25,721	34,944
Loss before income taxes	(104,725)	(15,640)
(Benefit) provision for income taxes	(8,979)	2,625
Net loss	$(95,746)	$(18,265)

    Revenue. Revenue for the nine months ended September 30, 2020 decreased $329 million, or 59%, to $228 million from $557 million for the nine months ended September 30, 2019. The decrease in total revenue is primarily attributable to declines in revenue across all business lines. Revenue derived from related parties was $41 million, or 18% of our total revenue, for the nine months ended September 30, 2020 and $122 million, or 22% of our total revenue, for the nine months ended September 30, 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $88 million, or 47%, to $100 million for the nine months ended September 30, 2020 from $188 million for the nine months ended September 30, 2019 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see "Industry Overview - Electrical Infrastructure Industry" above. Revenue from operations in the continental United States increased $9 million, or 10%, to $100 million for the nine months ended September 30, 2020 from $91 million for the nine months ended September 30, 2019.

Pressure Pumping Services. Pressure pumping services division revenue decreased $145 million, or 66%, to $76 million for the nine months ended September 30, 2020 from $221 million for the nine months ended September 30, 2019. Revenue derived from related parties was $35 million, or 46% of total pressure pumping revenue, for the nine months ended September 30, 2020 compared to $85 million, or 38% of total pressure pumping revenue, for the nine months ended September 30, 2019. Substantially all of our pressure pumping related party revenue is derived from a contract with Gulfport. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, totaled $1 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

The decrease in our pressure pumping services revenue was primarily driven by a declines in utilization and pricing. The number of stages completed decreased 41% to 2,589 for the nine months ended September 30, 2020 from 4,389 for the nine months ended September 30, 2019. An average of 1.8 of our six fleets were active for the nine months ended September 30, 2020 as compared to an average of 2.0 fleets for the nine months ended September 30, 2019.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $74 million, or 76%, to $23 million for the nine months ended September 30, 2020, from $97 million for the nine months ended September 30, 2019. Revenue derived from related parties was $6 million, or 25% of total sand revenue, for the nine months ended September 30, 2020 and $26 million, or 27% of total sand revenue, for the nine months ended September 30, 2019. All of our natural sand proppant related party revenue is derived from a contract with Gulfport. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was a nominal amount for the nine months ended September 30, 2020 and $30 million, or 31% of total sand revenue, for the nine months ended September 30, 2019.

The decrease in our natural sand proppant services revenue was primarily attributable to an 80% decrease in tons of sand sold from approximately 1,934,891 tons for the nine months ended September 30, 2019 to approximately 389,436 tons for the nine months ended September 30, 2020, as well as a 52% decline in average sales price per ton of sand sold from $30.08 per ton during the nine months ended September 30, 2019 to $14.32 per ton during the nine months ended September 30, 2020. Included in natural sand proppant services revenue is shortfall revenue of $15 million and $1 million, respectively, for the nine months ended September 30, 2020 and 2019.

Drilling Services. Drilling services revenue decreased $21 million, or 75%, to $7 million for the nine months ended September 30, 2020 from $28 million for the nine months ended September 30, 2019. Revenue derived from related parties, consisting primarily of revenue from El Toro Resources LLC, was a nominal amount and $1 million for the nine months ended September 30, 2020 and 2019, respectively.

The decline in our drilling services revenue was primarily attributable to declines in contract land drilling, rig hauling and directional drilling revenue of $9 million, $8 million and $4 million, respectively. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Other revenue, consisting of revenue derived from our coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, full service transportation, crude oil hauling, remote accommodation, oilfield equipment manufacturing and infrastructure engineering businesses, decreased $34 million, or 57%, to $26 million for the nine months ended September 30, 2020 from $60 million for the nine months ended September 30, 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport, was a nominal amount for the nine months ended September 30, 2020 and $9 million, or 15% of total other revenue, for the nine months ended September 30, 2019. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and pressure pumping segments, totaled $2 million for each of the nine months ended September 30, 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 245 pieces of equipment was rented to customers during the nine months ended September 30, 2020, a decrease of 58% from an average of 587 pieces of equipment rented to customers during the nine months ended September 30, 2019. Additionally, utilization for our coil tubing and crude oil hauling businesses declined. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019. These decreases were partially offset by increases in revenue for our remote accommodations and infrastructure engineering businesses.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $291 million from $468 million, or 84% of total revenue, for the nine months ended September 30, 2019 to $177 million, or 77% of total revenue, for the nine months ended September 30, 2020. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $59 million, or 42%, to $82 million for the nine months ended September 30, 2020 from $141 million for the nine months ended September 30, 2019. The decrease is primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $23 million for each of the nine months ended September 30, 2020 and 2019 was 81% and 75% for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increased labor costs as a percentage of revenue.

Pressure Pumping Services. Pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense, decreased $145 million, or 77%, to $43 million for the nine months ended September 30, 2020 from $188 million for the nine months ended September 30, 2019. The decrease was primarily due to a decline in activity. As a percentage of revenue, our pressure pumping services division cost of revenue, exclusive of depreciation and amortization expense of $23 million and $30 million for the nine months ended September 30, 2020 and 2019, respectively, was 57% and 85% for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to the recognition of standby revenue during the nine months ended September 30, 2020, of which there was a lower percentage of costs recognized compared to the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2019, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the nine months ended September 30, 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $63 million, or 75%, from $84 million for the nine months ended September 30, 2019 to $21 million for the nine months ended September 30, 2020, primarily due to a decline in cost of goods sold as a result of a decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $7 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively, was 92% and 87% for the nine months ended September 30, 2020 and 2019, respectively. The increase in cost as a percentage of revenue is primarily due to a 52% decline in average price per ton of sand sold, partially offset by an increase in shortfall revenues.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $20 million, or 67%, from $30 million for the nine months ended September 30, 2019 to $10 million for the nine months ended September 30, 2020, as a result of reduced activity. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $8 million and $10 million, for the nine months ended September 30, 2020 and 2019, respectively, was 134% and 108% for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to a decline in utilization.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $36 million, or 59%, from $61 million for the nine months ended September 30, 2019 to $25 million for the nine months ended September 30, 2020, primarily due to a decline in costs for our equipment rental, crude oil hauling and coil tubing businesses as a result of reduced activity. Additionally, due to market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 resulting in a decline in cost of revenue. These declines were partially offset by an increase in costs for infrastructure engineering and oilfield equipment manufacturing businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $11 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively, was 97% and 102% for the nine months ended September 30, 2020 and 2019, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash expenses:
Compensation and benefits	$11,138	$16,161
Professional services	15,335	12,827
Other(a)	6,572	8,290
Total cash SG&A expense	33,045	37,278
Non-cash expenses:
Bad debt provision	2,306	1,230
Stock based compensation	1,326	2,705
Total non-cash SG&A expense	3,632	3,935
Total SG&A expense	$36,677	$41,213
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $16 million to $73 million for the nine months ended September 30, 2020 from $89 million for the nine months ended September 30, 2019. The decrease is primarily attributable to a decline in property and equipment depreciation expense and sand mine depletion expense.

    Impairment of Goodwill. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55 million. During the nine months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on goodwill.

    Impairment of Other Long-Lived Assets. During the nine months ended September 30, 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $13 million. During the nine months ended September 30, 2019, we temporarily shut down our cementing and acidizing operations as well as our flowback operations. As a result, we recorded impairment expense of $3 million on fixed assets.

    Operating Loss. We reported an operating loss of $126 million for the nine months ended September 30, 2020 as compared to an operating loss of $47 million for the nine months ended September 30, 2019. The increased operating loss was primarily due to a decline in operating income of $28 million for our infrastructure services division due to a decline in activity as well as the recognition of $68 million in impairment expense during the nine months ended September 30, 2020.

    Interest Expense, Net. Interest expense, net increased $1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in average borrowings outstanding as well as an increase in the average interest rate under our revolving credit facility.

    Other Income, Net. Other income, net decreased $9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decline in interest on trade account receivable. Pursuant to the terms of our contracts with PREPA and Gulfport, we recognized interest on trade accounts receivable totaling $26 million and $35 million during the nine months ended September 30, 2020 and 2019, respectively.

    Income Taxes. We recorded income tax benefit of $9 million on pre-tax losses of $105 million for the nine months ended September 30, 2020 compared to income tax expense of $3 million on pre-tax loss of $16 million for the nine months ended September 30, 2019. Our effective tax rate was 9% for the nine months ended September 30, 2020 compared to (17%)

for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded a benefit of $2 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. Our effective tax rate was also impacted by permanent differences such as goodwill impairment. The decrease compared to the nine months ended September 30, 2019 is primarily due to the mix of earnings between the United States and Puerto Rico.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-lived assets, inventory obsolescence charges, acquisition related costs, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2020	2019	2020	2019
Net income (loss)	$3,430	$(35,709)	$(95,746)	$(18,265)
Depreciation, depletion, amortization and accretion expense	23,132	29,791	73,130	88,512
Impairment of goodwill	—	3,194	54,973	3,194
Impairment of other long-lived assets	—	3,348	12,897	3,348
Inventory obsolescence charges	—	1,349	—	1,349
Acquisition related costs	—	—	—	45
Stock based compensation	353	1,134	1,598	3,367
Interest expense, net	1,098	1,398	4,207	3,472
Other income, net	(9,042)	(6,368)	(25,721)	(34,944)
(Benefit) provision for income taxes	(6,193)	(7,794)	(8,979)	2,625
Interest on trade accounts receivable	9,285	5,896	26,052	34,865
Adjusted EBITDA	$22,063	$(3,761)	$42,411	$87,568

Infrastructure Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2020	2019	2020	2019
Net income (loss)	$6,738	$(10,763)	$(7,242)	$31,113
Depreciation and amortization expense	7,589	7,953	23,339	23,490
Acquisition related costs	—	—	—	12
Stock based compensation	141	217	437	688
Interest expense	628	599	2,105	1,024
Other income, net	(9,204)	(6,239)	(24,289)	(35,108)
Provision for income taxes	1,645	1,477	5,085	6,670
Interest on trade accounts receivable	8,170	5,896	23,796	34,865
Adjusted EBITDA	$15,707	$(860)	$23,231	$62,754

Pressure Pumping Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2020	2019	2020	2019
Net income (loss)	$408	$(8,659)	$(52,149)	$(7,860)
Depreciation and amortization expense	7,196	10,176	23,373	30,244
Impairment of goodwill	—	—	53,406	—
Impairment of other long-lived assets	—	—	4,203	—
Acquisition related costs	—	—	—	18
Stock based compensation	77	503	465	1,402
Interest expense	269	316	907	965
Other (income) expense, net	(1,156)	(3)	(2,444)	5
Interest on trade accounts receivable	1,073	—	2,205	—
Adjusted EBITDA	$7,867	$2,333	$29,966	$24,774

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2020	2019
Net loss	$(3,351)	$(5,990)	$(11,218)	$(3,222)
Depreciation, depletion, amortization and accretion expense	2,693	4,022	7,353	11,423
Acquisition related costs	—	—	—	8
Stock based compensation	76	216	347	656
Interest expense	54	43	167	145
Other expense, net	1,792	99	1,753	67
Interest on trade accounts receivable	26	—	26	—
Adjusted EBITDA	$1,290	$(1,610)	$(1,572)	$9,077

Drilling Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2020	2019
Net loss	$(3,530)	$(5,391)	$(13,730)	$(15,681)
Depreciation expense	2,323	3,096	7,900	9,866
Impairment of other long-lived assets	—	—	326	—
Acquisition related costs	—	—	—	2
Stock based compensation	38	90	166	279
Interest expense	60	220	473	679
Other expense (income), net	20	(100)	(251)	(122)
Adjusted EBITDA	$(1,089)	$(2,085)	$(5,116)	$(4,977)

Other Services(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2020	2019	2020	2019
Net income (loss)	$3,165	$(4,905)	$(11,407)	$(22,674)
Depreciation, amortization and accretion expense	3,331	4,544	11,165	13,489
Impairment of goodwill	—	3,194	1,567	3,194
Impairment of other long-lived assets	—	3,348	8,368	3,348
Inventory obsolescence charges	—	1,349	—	1,349
Acquisition related costs	—	—	—	5
Stock based compensation	21	107	183	341
Interest expense, net	87	220	555	659
Other (income) expense, net	(494)	(125)	(490)	214
Benefit for income taxes	(7,838)	(9,272)	(14,064)	(4,045)
Interest on trade accounts receivable	16	—	25	—
Adjusted EBITDA	$(1,712)	$(1,540)	$(4,098)	$(4,120)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income (loss), as reported	$3,430	$(35,709)	$(95,746)	$(18,265)
Impairment of goodwill	—	3,194	54,973	3,194
Impairment of other long-lived assets	—	3,348	12,897	3,348
Adjusted net income (loss)	$3,430	$(29,167)	$(27,876)	$(11,723)

Basic earnings (loss) per share, as reported	$0.07	$(0.79)	$(2.10)	$(0.41)
Impairment of goodwill	—	0.07	1.21	0.07
Impairment of other long-lived assets	—	0.07	0.28	0.07
Adjusted basic earnings (loss) per share	$0.07	$(0.65)	$(0.61)	$(0.27)

Diluted earnings (loss) per share, as reported	$0.07	$(0.79)	$(2.10)	$(0.41)
Impairment of goodwill	—	0.07	1.21	0.07
Impairment of other long-lived assets	—	0.07	0.28	0.07
Adjusted diluted earnings (loss) per share	$0.07	$(0.65)	$(0.61)	$(0.27)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$13,884	$5,872
Revolving credit facility availability	129,787	184,809
Less minimum excess availability covenant	(13,000)	—
Less long-term debt	(89,800)	(80,000)
Less letter of credit facilities (environmental remediation)	(4,477)	(4,182)
Less letter of credit facilities (insurance programs)	(4,105)	(4,105)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	321,535	270,711
Total	$353,369	$372,650
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $111 million and cash and cash equivalents of $14 million from total current assets of $447 million as of September 30, 2020. As of December 31, 2019, net working capital (less cash) is calculated by subtracting total current liabilities of $130 million and cash and cash equivalents of $6 million from total current assets of $407 million. Amounts include receivables due from PREPA and Gulfport of $293 million and $39 million, respectively, at September 30, 2020 and $269 million and $7 million, respectively, at December 31, 2019.

    As of October 28, 2020, we had cash on hand of $12 million and outstanding borrowings under our revolving credit facility of $88 million, leaving an aggregate of $28 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit and the expiration of the minimum excess availability covenant on September 30, 2020.

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

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net cash (used in) provided by operating activities	$(5,051)	$9,610	$1,782	$(92,245)
Net cash provided by (used in) investing activities	791	(4,644)	(1,090)	(33,079)
Net cash provided by (used in) financing activities	41	(2,578)	7,377	67,247
Effect of foreign exchange rate on cash	80	(35)	(57)	50
Net change in cash	$(4,139)	$2,353	$8,012	$(58,027)

Operating Activities

    Net cash used in operating activities was $5 million for the three months ended September 30, 2020, compared to cash provided by operating activities of $10 million for the three months ended September 30, 2019. Net cash provided by operating activities was $2 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $92 million for the nine months ended September 30, 2019. The increase in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable and cash outflows for income tax payments during the nine months ended September 30, 2019.

Investing Activities

    Net cash provided by investing activities was $1 million for the three months ended September 30, 2020, compared to net cash used in investing activities of $5 million for the three months ended September 30, 2019. Net cash used in investing activities was $1 million for the nine months ended September 30, 2020, compared to $33 million for the nine months ended September 30, 2019. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services, which was partially offset by proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Infrastructure services(a)	$178	$122	$298	$5,553
Pressure pumping services(b)	698	2,963	3,752	14,305
Natural sand proppant services(c)	194	728	1,069	2,703
Drilling services(d)	131	146	211	3,073
Other(e)	324	711	619	9,256
Total capital expenditures	$1,525	$4,670	$5,949	$34,890
a.     Capital expenditures primarily for truck, tooling and other equipment for the three and nine months ended September 30, 2020 and 2019.
b.     Capital expenditures primarily for pressure pumping and water transfer equipment for the three and nine months ended September 30, 2020 and 2019.
c.    Capital expenditures primarily for maintenance for the three and nine months ended September 30, 2020 and 2019.
d.    Capital expenditures primarily for equipment for our upgrades to our rig fleet for the three and nine months ended September 30, 2019.
e.    Capital expenditures primarily for equipment for our rental business for the three and nine months ended September 30, 2020 and 2019.

Financing Activities

    Net cash provided by financing activities was a nominal amount for the three months ended September 30, 2020, compared to net cash used in financing activities of $3 million for the three months ended September 30, 2019. Net cash provided by financing activities for the three months ended September 30, 2020 was primarily attributable to net borrowings under our revolving credit facility of $1 million. Net cash used in financing activities for three months ended September 30, 2019 was primarily attributable to net repayments under our revolving credit facility of $2 million.

Net cash provided by financing activities was $7 million for the nine months ended September 30, 2020, compared to $67 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily attributable to net borrowings under our revolving credit facility of $10 million, which was partially offset by debt issuance costs of $1 million. Net cash provided by financing activities for nine months ended September 30, 2019 was primarily attributable to borrowings under our revolving credit facility of $80 million, which was partially offset by $11 million in dividends paid.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was ($0.1) million and $0.05 million, respectively, for the nine months ended September 30, 2020 and 2019. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $335 million and $277 million, respectively, at September 30, 2020 and December 31, 2019. Our cash balances were $14 million and $6 million, respectively, at September 30, 2020 and December 31, 2019.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At September 30, 2020, we had outstanding borrowings under our revolving credit facility of $90 million and $18 million of available borrowing capacity under this facility. This available borrowing capacity reflects (i) a minimum excess availability covenant of 10% of the maximum revolving advance amount and (ii) $9 million of outstanding letters of credit. As of September 30, 2020 and December 31, 2019, we were in compliance with the covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity

    We estimate that during 2020 our aggregate capital expenditures will be up to $10 million, depending upon industry conditions and our financial results. These capital expenditures include $5 million in our pressure pumping segment for conversion of a portion of our fleet to include dynamic gas blending capabilities, maintenance to our existing pressure pumping fleet and additional water transfer equipment, $3 million in our infrastructure segment for assets for additional crews and $2 million for our other divisions, primarily for additional equipment for our rental business. During the nine months ended September 30, 2020, our capital expenditures totaled $6 million.

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

Capital Spend Commitments

We have entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum lease payments under these agreements in effect at September 30, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
Remainder of 2020	$3,175	$4,307
2021	—	1,129
2022	—	98
2023	—	8
2024	—	—
Thereafter	—	—
	$3,175	$5,542
a.     Included in these amounts are sand purchase commitments of $4 million. Pricing for certain sand purchase agreements is variable and, therefore, the total sand purchase commitments could be as much as $5 million.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. As a result of the oversupply, OPEC members and other oil exporting nations reached an agreement to curtail up to 10% of the world’s supply and certain U.S. producers voluntarily curtailed production. These actions helped to reduce a portion of the excess supply in the market and improve oil prices. In the third quarter of 2020, many U.S. producers resumed completion activities to stem production declines and stabilize their production base as demand for crude oil rebounded but continued to be soft. Commodity prices are expected to continue to be weak and volatile as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict if, or when, commodity prices will stabilize and at what price points or global inventories return to normalized levels. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on both pricing and utilization for our oilfield services.

The levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries have been and continue to be volatile. We are unable to predict the ultimate impact of the ongoing COVID-19 pandemic, the depressed commodity markets, the reduced demand for oil and oilfield services and adverse macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $14 million at September 30, 2020. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At September 30, 2020, we had outstanding borrowings under our revolving credit facility of $90 million with a weighted average interest rate of 3.7%. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2020, we had $3 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.05 million as of September 30, 2020. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the ongoing COVID-19 pandemic, the depressed commodity price environment, the reduced demand for oil and oilfield services and adverse macroeconomic conditions. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 2, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices” and “—Industry Overview.”

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

MAMMOTH ENERGY SERVICES, INC.
Date:	October 30, 2020	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	October 30, 2020	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer