Form 10-K
period 2020-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2021-03-01
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $15.5 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 24, 2021, there were 45,769,283 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATION BY REFERENCE

Portions of Mammoth Energy Services, Inc.'s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas and natural sand proppant industry terms used in this Annual Report on Form 10-K (this “annual report” or “report”):
Acidizing	To pump acid into a wellbore to improve a well's productivity or injectivity.
Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and sometimes catastrophically to the surface. A blowout may consist of salt water, oil, natural gas or a mixture of these. Blowouts can occur in all types of exploration and production operations, not just during drilling operations. If reservoir fluids flow into another formation and do not flow to the surface, the result is called an underground blowout. If the well experiencing a blowout has significant open-hole intervals, it is possible that the well will bridge over (or seal itself with rock fragments from collapsing formations) down-hole and intervention efforts will be averted.
Bottomhole assembly	The lower portion of the drillstring, consisting of (from the bottom up in a vertical well) the bit, bit sub, a mud motor (in certain cases), stabilizers, drill collar, heavy-weight drillpipe, jarring devices (“jars”) and crossovers for various threadforms. The bottomhole assembly must provide force for the bit to break the rock (weight on bit), survive a hostile mechanical environment and provide the driller with directional control of the well. Oftentimes the assembly includes a mud motor, directional drilling and measuring equipment, measurements-while-drilling tools, logging-while-drilling tools and other specialized devices.
Cementing	To prepare and pump cement into place in a wellbore.
Coiled tubing	A long, continuous length of pipe wound on a spool. The pipe is straightened prior to pushing into a wellbore and rewound to coil the pipe back onto the transport and storage spool. Depending on the pipe diameter (1 in. to 4 1/2 in.) and the spool size, coiled tubing can range from 2,000 ft. to 23,000 ft. (610 m to 6,096 m) or greater length.
Completion	A generic term used to describe the assembly of down-hole tubulars and equipment required to enable safe and efficient production from an oil or gas well. The point at which the completion process begins may depend on the type and design of the well.
Directional drilling	The intentional deviation of a wellbore from the path it would naturally take. This is accomplished through the use of whipstocks, bottomhole assembly (BHA) configurations, instruments to measure the path of the wellbore in three-dimensional space, data links to communicate measurements taken down-hole to the surface, mud motors and special BHA components and drill bits, including rotary steerable systems, and drill bits. The directional driller also exploits drilling parameters such as weight on bit and rotary speed to deflect the bit away from the axis of the existing wellbore. In some cases, such as drilling steeply dipping formations or unpredictable deviation in conventional drilling operations, directional-drilling techniques may be employed to ensure that the hole is drilled vertically. While many techniques can accomplish this, the general concept is simple: point the bit in the direction that one wants to drill. The most common way is through the use of a bend near the bit in a down-hole steerable mud motor. The bend points the bit in a direction different from the axis of the wellbore when the entire drillstring is not rotating. By pumping mud through the mud motor, the bit turns while the drillstring does not rotate, allowing the bit to drill in the direction it points. When a particular wellbore direction is achieved, that direction may be maintained by rotating the entire drillstring (including the bent section) so that the bit does not drill in a single direction off the wellbore axis, but instead sweeps around and its net direction coincides with the existing wellbore. Rotary steerable tools allow steering while rotating, usually with higher rates of penetration and ultimately smoother boreholes.
Down-hole	Pertaining to or in the wellbore (as opposed to being on the surface).
Down-hole motor	A drilling motor located in the drill string above the drilling bit powered by the flow of drilling mud. Down-hole motors are used to increase the speed and efficiency of the drill bit or can be used to steer the bit in directional drilling operations. Drilling motors have become very popular because of horizontal and directional drilling applications and the day rates for drilling rigs.
Drilling rig	The machine used to drill a wellbore.
Drillpipe or Drill pipe	Tubular steel conduit fitted with special threaded ends called tool joints. The drillpipe connects the rig surface equipment with the bottomhole assembly and the bit, both to pump drilling fluid to the bit and to be able to raise, lower and rotate the bottomhole assembly and bit.
Drillstring or Drill string	The combination of the drillpipe, the bottomhole assembly and any other tools used to make the drill bit turn at the bottom of the wellbore.
Flowback	The process of allowing fluids to flow from the well following a treatment, either in preparation for a subsequent phase of treatment or in preparation for cleanup and returning the well to production.
Horizontal drilling	A subset of the more general term “directional drilling,” used where the departure of the wellbore from vertical exceeds about 80 degrees. Note that some horizontal wells are designed such that after reaching true 90-degree horizontal, the wellbore may actually start drilling upward. In such cases, the angle past 90 degrees is continued, as in 95 degrees, rather than reporting it as deviation from vertical, which would then be 85 degrees. Because a horizontal well typically penetrates a greater length of the reservoir, it can offer significant production improvement over a vertical well.
Hydraulic fracturing	A stimulation treatment routinely performed on oil and gas wells in low permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open. The wings of the fracture extend away from the wellbore in opposing directions according to the natural stresses within the formation. Proppant, such as grains of sand of a particular size, is mixed with the treatment fluid to keep the fracture open when the treatment is complete. Hydraulic fracturing creates high-conductivity communication with a large area of formation and bypasses any damage that may exist in the near-wellbore area.
Hydrocarbon	A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane, but many are highly complex molecules, and can occur as gases, liquids or solids. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.
i

Mesh size	The size of the proppant that is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. The mesh number system is a measure of the number of equally sized openings per square inch of screen through which the proppant is sieved.
Mud motors	A positive displacement drilling motor that uses hydraulic horsepower of the drilling fluid to drive the drill bit. Mud motors are used extensively in directional drilling operations.
Natural gas liquids	Components of natural gas that are liquid at surface in field facilities or in gas processing plants. Natural gas liquids can be classified according to their vapor pressures as low (condensate), intermediate (natural gasoline) and high (liquefied petroleum gas) vapor pressure.
Nitrogen pumping unit	A high-pressure pump or compressor unit capable of delivering high-purity nitrogen gas for use in oil or gas wells. Two basic types of units are commonly available: a nitrogen converter unit that pumps liquid nitrogen at high pressure through a heat exchanger or converter to deliver high-pressure gas at ambient temperature, and a nitrogen generator unit that compresses and separates air to provide a supply of high pressure nitrogen gas.
Plugging	The process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Plugging work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging work.
Plug	A down-hole packer assembly used in a well to seal off or isolate a particular formation for testing, acidizing, cementing, etc.; also a type of plug used to seal off a well temporarily while the wellhead is removed.
Pounds per square inch	A unit of pressure. It is the pressure resulting from a one pound force applied to an area of one square inch.
Pressure pumping	Services that include the pumping of liquids under pressure.
Producing formation	An underground rock formation from which oil, natural gas or water is produced. Any porous rock will contain fluids of some sort, and all rocks at considerable distance below the Earth’s surface will initially be under pressure, often related to the hydrostatic column of ground waters above the reservoir. To produce, rocks must also have permeability, or the capacity to permit fluids to flow through them.
Proppant	Sized particles mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment. In addition to naturally occurring sand grains, man-made or specially engineered proppants, such as resin-coated sand or high-strength ceramic materials like sintered bauxite, may also be used. Proppant materials are carefully sorted for size and sphericity to provide an efficient conduit for production of fluid from the reservoir to the wellbore.
Resource play	Accumulation of hydrocarbons known to exist over a large area.
Shale	A fine-grained, fissile, sedimentary rock formed by consolidation of clay- and silt-sized particles into thin, relatively impermeable layers.
Tight oil	Conventional oil that is found within reservoirs with very low permeability. The oil contained within these reservoir rocks typically will not flow to the wellbore at economic rates without assistance from technologically advanced drilling and completion processes. Commonly, horizontal drilling coupled with multistage fracturing is used to access these difficult to produce reservoirs.
Tight sands	A type of unconventional tight reservoir. Tight reservoirs are those which have low permeability, often quantified as less than 0.1 millidarcies.
Tubulars	A generic term pertaining to any type of oilfield pipe, such as drill pipe, drill collars, pup joints, casing, production tubing and pipeline.
Unconventional resource/unconventional well	A term for the different manner by which resources are exploited as compared to the extraction of conventional resources. In unconventional drilling, the wellbore is generally drilled to specific objectives within narrow parameters, often across long, lateral intervals within narrow horizontal formations offering greater contact area with the producing formation. Typically, the well is then hydraulically fractured at multiple stages to optimize production.
Wellbore	The physical conduit from surface into the hydrocarbon reservoir.
Well stimulation	A treatment performed to restore or enhance the productivity of a well. Stimulation treatments fall into two main groups, hydraulic fracturing treatments and matrix treatments. Fracturing treatments are performed above the fracture pressure of the reservoir formation and create a highly conductive flow path between the reservoir and the wellbore. Matrix treatments are performed below the reservoir fracture pressure and generally are designed to restore the natural permeability of the reservoir following damage to the near wellbore area. Stimulation in shale gas reservoirs typically takes the form of hydraulic fracturing treatments.
Wireline	A general term used to describe well-intervention operations conducted using single-strand or multi-strand wire or cable for intervention in oil or gas wells. Although applied inconsistently, the term commonly is used in association with electric logging and cables incorporating electrical conductors.
Workover	The process of performing major maintenance or remedial treatments on an oil or gas well. In many cases, workover implies the removal and replacement of the production tubing string after the well has been killed and a workover rig has been placed on location. Through-tubing workover operations, using coiled tubing, snubbing or slickline equipment, are routinely conducted to complete treatments or well service activities that avoid a full workover where the tubing is removed. This operation saves considerable time and expense.

The following is a glossary of certain electrical infrastructure industry terms used in this report:
Distribution	The distribution of electricity from the transmission system to individual customers.
Substation	A part of an electrical transmission and distribution system that transforms voltage from high to low, or the reverse.
Transmission	The movement of electrical energy from a generating site, such as a power plant, to an electric substation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and the Private Securities Litigation Reform Act of 1995. In particular, the factors discussed in this report could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•U.S. and global economic conditions and political and economic developments, including the effects of the recent U.S. presidential and congressional elections on energy and environmental policies;
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
•the outcome of a government investigation relating to the contracts awarded to one of our subsidiaries by the Puerto Rico Electric Power Authority and any resulting litigation;
•the outcome of Gulfport Energy Corporation's chapter 11 bankruptcy filing, the treatment of our contracts and claims under it and the ultimate recoveries awarded to us;
•the outcome of pending litigation discussed in this report;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•the availability of transportation, pipeline and storage facilities and any increase in related costs;
•extreme weather conditions, such as the recent severe winter storms in the Permian Basin where we provide completion and drilling services;
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
v

PART I.

Item 1. Business

Overview

    We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, equipment rental, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, crude oil hauling services, remote accommodations, equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

    Our transformation towards an industrial based company is ongoing. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry and also commenced equipment manufacturing operations. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The equipment manufacturing operations have initially served the internal needs for our water transfer, equipment rental and infrastructure businesses, but we expect to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

    Our facilities and service centers are strategically located in Ohio, Texas, Oklahoma, Wisconsin, West Virginia, Kentucky, California, Colorado and Alberta, Canada primarily to serve the following areas:

•The Utica Shale in Eastern Ohio;
•Southern Ohio;
•The Permian Basin in West Texas;
•The Appalachian Basin in the Northeast;
•The SCOOP and STACK in Oklahoma;
•The Arkoma Basin in Arkansas and Oklahoma;
•The Anadarko Basin in Oklahoma;
•The Marcellus Shale in West Virginia and Pennsylvania;
•Southeastern New Mexico;
•The Barnett Shale in Texas;
•The Granite Wash and Mississippi Shale in Oklahoma and Texas;
•The Cana Woodford and Woodford Shales and the Cleveland Sand in Oklahoma;
•The Eagle Ford Shale in Texas;
•Southern California; and
•The oil sands in Alberta, Canada.

    Our operational division heads have an extensive track record in the infrastructure and oilfield service businesses with an average of over 28 years of infrastructure services experience and over 30 years of oilfield services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops, and our well completion, natural sand proppant, drilling and other services to a diversified range of both public and private independent oil and natural gas producers. For the years ended December 31, 2020 and 2019, our top five customers represented 50% and 53%, respectively, of our revenue.

Recent Developments

Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global spread of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. While many of the stay-at-home orders have expired and certain restrictions on conducting business have been lifted, the COVID-19 pandemic has resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected, and continues to adversely affect, the demand for oil and natural gas and caused significant volatility and disruption of the capital and financial markets.

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. While OPEC members and certain other nations agreed in April 2020 to cut production and subsequently extended such production cuts through December 2020, which helped to reduce a portion of the excess supply in the market and improve crude oil prices, they agreed to increase production by 500,000 barrels per day beginning in January 2021. As a result, downward pressure on commodity prices could continue for the foreseeable future. We cannot predict if, or when, commodity prices will stabilize and at what price points and when global inventories will return to normalized levels.

Beginning in early March 2020, in response to the ongoing COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Demand for both gasoline and oil rebounded to some extent toward the end of the second quarter of 2020 and stabilized to some degree throughout the second half of 2020, but remained below historical levels. As a result, depressed levels of oilfield service activity are expected to continue for the foreseeable future. The ongoing COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had, and are likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services.

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

Our Services

    Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: infrastructure services, well completion services, natural sand proppant services and drilling services.

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

    As of December 31, 2020, PREPA owed us approximately $227 million for services we performed, excluding $74 million of interest charged on these delinquent balances as of December 31, 2020. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 20. Commitments and Contingencies to our consolidated financial statements and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report for more information regarding these delinquent balances as well as other legal actions and governmental investigations related to our work for PREPA.

    Demand for our infrastructure services in the continental United States remains steady, and our crew count remained stable at approximately 115 crews throughout 2020. The COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews work for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. During the fourth quarter of 2019, we hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. Our infrastructure management team also has both solar and wind projects and we believe that this experience, combined with our vertically integrated service offering positions us well to compete and win renewable projects. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

Well Completion Services

    Pressure Pumping. We provide pressure pumping services, also known as hydraulic fracturing, to exploration and production companies. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. Currently, we provide pressure pumping services in the Utica Shale of Eastern Ohio and the mid-continent region in Oklahoma. We currently own six fleets of pressure pumping equipment. As of December 31, 2020, one of the fleets was staffed and providing services in the northeast.

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

    We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2020, our pressure pumping business included six high pressure fleets consisting of an aggregate 117 high pressure fracturing units with pump nameplate capacity of 291,750 horsepower. During 2020, we converted ten of our units to include dynamic gas blending, or DGB, capabilities to meet recent shifts in customer demand and are currently in the process of converting additional units.

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

    Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale, Permian Basin and SCOOP/STACK. As of December 31, 2020, we owned a fleet of 41 trucks.

    Water Transfer. Our water transfer services provide water sourcing and water transfer services primarily for completion activities in the mid-continent region. As of December 31, 2020, we owned 122 water transfer pumps and 69 miles of layflat hose.

    Master Services Agreements. We contract with most of our well completion customers under master service agreements, or MSAs. Generally, our MSAs, including those relating to our hydraulic fracturing services, specify payment terms, audit rights and insurance requirements and allocate certain operational risks through indemnity and similar provision.

    In October 2014, we entered into a long-term contract with Gulfport Energy Corporation, or Gulfport, to provide pressure pumping services. As amended and restated, this contract has a term ending on December 31, 2021. Gulfport is seeking to terminate this contract. Further, on November 13, 2020 Gulfport, one of our largest customers, filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. For additional information regarding Gulfport's action, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

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

Pursuant to its contract with Gulfport, Muskie Proppant LLC, one of our subsidiaries, which we refer to as Muskie, has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. For additional information regarding Gulfport's action, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

Drilling Services

During certain of the periods discussed in this report, we offered contract land and directional drilling services as well as rig moving services. Due to market conditions, we temporarily shut-down our contract land drilling operations beginning in December 2019. We continue to monitor market conditions to determine if and when we will recommence these services.

Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. As of December 31, 2020, we owned 12 land drilling rigs, ranging from 800 to 1,600 horsepower, eight of which are specifically designed for drilling horizontal and directional wells.

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

    As of December 31, 2020, we owned ten MWD kits and three EM kits used in vertical, horizontal and directional drilling applications, 89 mud motors, 16 air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Rig Moving. We provided rig moving services in the Permian Basin. Due to market conditions, we temporarily shut-down our rig moving operations beginning in April 2020. As of December 31, 2020, we owned 16 trucks specifically tailored to move rigs and seven cranes to assist us in moving rigs.

Other Services

    We also offer a variety of other services including aviation services, equipment rental services, crude oil hauling services, remote accommodation services, equipment manufacturing and infrastructure engineering services. Additionally, during certain of the periods discussed in this report, we offered coil tubing services, pressure control services, flowback services, cementing services and acidizing services. Due to market conditions, we temporarily shut down our flowback, cementing and acidizing operations beginning in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor market conditions to determine if and when we will recommence these services.

Aviation Services. Our aviation services include leasing helicopters to customers for use primarily in the electrical utility industry. Additionally, we provide helicopter training and response services. As of December 31, 2020, we owned four helicopters.

    Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Utica Shale, Eagle Ford Shale and mid-continent region. Additionally, we provide water transfer services in the northeast region. As of December 31, 2020, we owned 18 water transfer pumps, 30 miles of layflat hose and ten miles of poly pipe for use in our water transfer operations.

    Crude Oil Hauling. We provide crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2020, we had a fleet of 47 crude oil hauling trucks.

    Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2020, we had a capacity of 1,006 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 394 of which are available to be leased as rental equipment to a third party. As of December 31, 2020, 63 of our rooms were utilized.

    Equipment Manufacturing. During 2019, we commenced equipment manufacturing operations at our facility located in Oklahoma. These operations have initially served our internal needs for our water transfer, equipment rental and infrastructure businesses, but we intend to expand into third party sales in the future.

    Infrastructure Engineering. During 2019, we began infrastructure engineering operations focused on the transmission and distribution industry. We are currently providing these services from offices in California, Colorado and Washington. In December 2020, we were awarded a contract by a major utility to provide engineering and design services. The three-year contract is expected to generate up to approximately $40 million in revenue over the contract term.

    As mentioned above, we also offered coil tubing services, pressure control services, flowback services, cementing services and acidizing services. Due to market conditions, we temporarily shut down our flowback, cementing and acidizing operations beginning in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor market conditions to determine if and when we will recommence these services.

    Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Due to market conditions, we temporarily shut-down our flowback operations beginning in July 2019. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well-testing spreads. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2020, we owned five production testing packages, 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

    Cementing and Acidizing. We provided cementing and acidizing services in the Permian Basin. Due to market conditions, we temporarily shut-down our cementing and acidizing operations beginning in July 2019. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2020, we owned 10 twin cementers and associated equipment and four acidizing pumps.

    Coil Tubing. We provided coil tubing services in Eagle Ford Shale and Permian Basin. Due to market conditions, we temporarily shut-down our coil tubing operations beginning in July 2020. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2020, we had one coiled tubing unit capable of running 25,000 feet of two and five eighths inch coil rated at 15,000 pounds per square inch, or psi, two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running over 22,000 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi in service.

    Pressure Control. Our pressure control services consisted of nitrogen and fluid pumping services. Due to market conditions, we temporarily shut-down our pressure control operations beginning in July 2020. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services help operators minimize the risk of such damage during completion activities. As of December 31, 2020, we had a total of four nitrogen pumping units and seven fluid pumping units. We have provided pressure control services in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.

•Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2020, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.
•Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2020, we had seven fluid pumping units. Five of these units are coiled tubing double pump units capable of output of up to eight barrels per minute, and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute, and are rated for pressures up to 15,000 psi.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight throughout the United States. Due to market conditions, we temporarily shut-down our full service transportation operations beginning in July 2020. As of December 31, 2020, we had a fleet of six trucks.

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

Certain barriers to entry exist in the markets in which we operate, including adequate financial resources, technical expertise, high safety ratings and a proven track record of operational success. We compete based upon our industry experience, technical expertise, financial and operational resources, geographic presence, industry reputation, safety record and customer service. While we believe our customers consider a number of factors when selecting a service provider, they generally award most of their work through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.

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

    In response to market conditions, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently only operating one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels for 2021 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oilfield businesses and we expect this trend to continue for at least the first half of 2021. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future. While the oilfield portion of our service offerings continue to experience significant challenges, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business has been derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. We believe Gulfport's actions are without merit and are vigorously defending the lawsuit. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims in Gulfport’s chapter 11 proceeding, what our recovery on those claims might be or whether we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. Likewise, we cannot assure you that we would be able to obtain replacement long-term contracts with other customers sufficient to continue providing the level of services that we currently provide to Gulfport. The termination of our relationship or nonrenewal of our contract with Gulfport, or one or more of our other customers, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural Sand Proppant Industry

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline, budget exhaustion and the impact on oil demand from the COVID-19 pandemic, caused the frac sand market to become oversupplied, particularly in finer grades. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance. Nevertheless, demand for our sand declined significantly in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing as discussed above, increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

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

A portion of our revenue from our natural sand proppant business is derived from Gulfport pursuant to a contract that expires in December 2021. Gulfport has not made the payments owed to us under this contract for any periods subsequent to May 2020. In September 2020, we filed a lawsuit seeking to recover delinquent payments owed to us under this contract. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims in Gulfport’s chapter 11 proceeding, what our recovery on those claims might be or whether we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. The termination of our relationship or nonrenewal of our contract with Gulfport, or one or more of our other customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Strengths

    Our primary business objective is to grow our operations and create value for our stockholders through organic growth opportunities and accretive acquisitions. We believe that the following strengths position us well to capitalize on activity in unconventional resource plays and achieve our primary business objective:

•Strategic geographic positioning. We currently operate infrastructure facilities and service centers to support our infrastructure operations in the northeast, southwest and midwest portions of the United States. We currently operate facilities and service centers to support our oilfield service operations in major unconventional resource plays in the United States, including the Utica Shale in Eastern Ohio, the Permian Basin in West Texas, the SCOOP/STACK in Oklahoma, the Marcellus Shale in West Virginia, the Granite Wash in Oklahoma and Texas, the Cana Woodford Shale in Oklahoma, the Eagle Ford Shale in South Texas and the oil sands in Alberta, Canada. We believe our geographic positioning within active oil and natural gas liquids resource plays will benefit us strategically as activity increases in these unconventional resource plays.

•Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 28 years of infrastructure services experience and over 30 years of oilfield services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

•Young fleet of equipment. Our infrastructure service fleet is predominantly comprised of equipment designed to construct and repair electric transmission and distribution lines and our oilfield service fleet is predominantly comprised of equipment designed to optimize recovery from unconventional wells. Three of our pressure pumping fleets with total combined horsepower of 132,500 were built in 2017. We believe that our fleet of quality equipment will allow us to provide a high level of service to our customers. In addition, during 2020 we converted ten of our pressure pumping units to include DGB capabilities to meet recent shifts in customer demand and expect to convert ten more units during the first quarter of 2021.

Our Business Strategy

    We intend to achieve our primary business objective in connection with our infrastructure services by the successful execution of our business plan to strategically deploy equipment and personnel to provide infrastructure services across the United States. In the case of our oilfield services, we intend to achieve our primary business objective by the successful execution of our business plan to strategically deploy our equipment and personnel to provide well completion services, natural sand proppant services and other energy services in unconventional resource plays, including the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Permian Basin in West Texas. We believe our infrastructure services optimize our customers’ ability to maintain, improve and expand their infrastructure and that our oil and natural gas services optimize our customers’ ultimate resources recovery and present value of hydrocarbon reserves. We seek to create cost efficiencies for our customers by providing a suite of complementary services designed to address a wide range of our customers’ needs. Specifically, we strive to create value for our stockholders through the following strategies:

•Leverage our broad range of services for cross-selling opportunities. We offer a complementary suite of services and products. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provide hydraulic fracturing services for unconventional wells as well as sand hauling services and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant for hydraulic fracturing. Additionally, we provide directional drilling services, equipment rentals, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering services. We intend to leverage our existing customer relationships and operational track record to cross sell our services and increase our exposure and product offerings to our existing customers, broaden our customer base and expand opportunistically to other geographic regions in which our customers have operations, as well as to create operational efficiencies for our customers.

•Expand through selected, accretive acquisitions. To complement our organic growth, we intend to actively pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services, completion and production services and industrial based companies, that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this strategy will facilitate the continued expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP, or Wexford, our largest stockholder, may be helpful to facilitate the identification of acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

•Maintain a conservative balance sheet. We seek to maintain a conservative balance sheet, which allows us to better react to changes in commodity prices and related demand for our services, as well as overall market conditions.

•Expand our services to meet expanding customer demand. The scope of services for horizontal wells is greater than that for conventional wells. Industry analysts have reported that the average horsepower required for current completion designs, amount of sand per lateral foot, length of lateral and number of fracture stages has continued to increase since 2008. We consistently monitor market conditions and intend to expand the capacity and scope of our business lines if, and when, demand warrants in resource plays in which we currently operate, as well as in new resource plays. If we perceive unmet demand in our principal geographic locations for different service lines, we will seek to expand our current service offerings to meet that demand.

•Expand our energy infrastructure business unit. Industry analysts have reported that spending in the T&D industry will exceed $60 billion each year through 2022. We consistently monitor market conditions and intend to expand the capacity and scope of our energy infrastructure services as demand warrants in geographic areas in which we currently operate, as well as in new geographic areas.

•Leverage our experienced operational management team expertise. We seek to manage the services we provide as closely as possible to the needs of our customer base. Our operational division heads have long-term relationships with our largest customers. We intend to leverage these relationships and our operational management team’s expertise to deliver innovative, client focused and services to our customers.

•Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2020, oil prices fluctuated between a low of ($37.63) on April 20, 2020 and a high of $63.27 on January 6, 2020, and averaged $39.59 per barrel for the year. This extreme price volatility reduced the demand for our oilfield services. We cannot predict if or when commodity prices will stabilize and at what levels, but we will seek to capitalize on any increase in activity in our existing markets and diversify our operations across additional unconventional resource basins as opportunities arise. Our core operations are currently focused in the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Permian Basin in West Texas.

Marketing and Customers

    Our customers consist primarily of private utilities, IOUs, Co-Ops, independent oil and natural gas producers and land-based drilling contractors in North America. For the years ended December 31, 2020, 2019 and 2018, we had approximately 530, 590 and 460 customers, respectively, including Gulfport, Jefferson Davis Electric Co-op, Inc., American Electric Power Company, Inc, HG Energy LLC and Liberty Oilfield Services Inc. Our top five customers accounted for approximately 50%, 53% and 77%, respectively, of our revenue for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, Gulfport accounted for 16% of our revenue. For the year ended December 31, 2019, Gulfport and PREPA accounted for 20% and 15%, respectively, of our revenue. For the year ended December 31, 2018, Gulfport and PREPA accounted for 8% and 60%, respectively, of our revenue. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed. Our services for PREPA ended in the first quarter of 2019 and we are currently involved in a lawsuit with Gulfport in which Gulfport is seeking to terminate our pressure pumping contract with it and receive certain alleged damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

Operating Risks and Insurance

    Our operations are subject to hazards inherent in the energy services industry, such as accidents, blowouts, explosions, fires and spills and releases that can cause:

•personal injury or loss of life;
•damage or destruction of property, equipment, natural resources and the environment; and
•suspension of operations.

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

Safety and Remediation Program

    In the energy services industry, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced and skilled workforce. Many of our larger customers place an emphasis not only on pricing, but also on safety records and quality management systems of contractors. We have committed resources toward employee safety and quality management training programs. Our field employees are required to complete both technical and safety training programs. Further, as part of our safety program and remediation procedures, we check treating iron for any defects on a periodic basis to avoid iron failure during hydraulic fracturing operations, marking such treating iron to reflect the most recent testing date. We also regularly monitor pressure levels in the treating iron used for fracturing and the surface casing to verify that the pressure and flow rates are consistent with the job specific model in an effort to avoid failure. As part of our safety procedures, we also have the capability to shut down our pressure pumping and fracturing operations both at the pumps and in our data van. In addition, we maintain spill kits on location for containment of pollutants that may be spilled in the process of providing our hydraulic fracturing services. The spill kits are generally comprised of pads and booms for absorption and containment of spills, as well as soda ash for neutralizing acid. Fire extinguishers are also in place on job sites at each pump.

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

    We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and energy infrastructure companies. Our major competitors for our infrastructure services business include MYR Group, Inc, Quanta Services, Inc, MasTec, Inc. and EMCOR Group, Inc. Our major competitors in well completion services include Halliburton Company, U.S. Well Services, LLC, NexTier Oilfield Solutions, Inc., RPC Incorporated, Liberty Oilfield Services, Inc. and FTS International, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Smart Sand, Inc. and U.S. Silica Holdings Inc.

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

Regulation of Infrastructure Services

    In our infrastructure business, our operations are subject to various federal, state and local laws and regulations including:

•licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
•regulations governing environmental and conservation matters;
•regulations relating to worker safety;
•permitting and inspection requirements applicable to construction projects;
•wage and hour regulations;
•building and electrical codes; and
•special bidding, procurement and other requirements on government projects.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2020, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rules and the 2019 repeal are subject to several ongoing legal challenges. Also, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. Several state and environmental groups have challenged the replacement rule and, on January 20, 2021, the Biden Administration directed the EPA and the Corps to review the rule. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

    Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. Also, states have imposed increasingly stringent requirement related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives.

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. The United States has indicated its plan to announce in advance of an April 22, 2021 climate summit, its nationally determined contribution, or its commitment to reduce its national greenhouse gas emissions to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on August 13, 2019, the EPA issued amendments to the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Various state, municipal and environmental groups have challenged the amendments, and, on January 20, 2021, President Biden issued an executive order directing the EPA to review the amendments consistent with several policy objectives, including reducing greenhouse gas emissions. Thus, substantial uncertainty exists regarding the scope of New Source Performance standards for oil and natural gas operations. The New Source Performance standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

    In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a waste prevention rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. On March 28, 2017, the Trump Administration issued an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. A coalition of environmentalists, tribal advocates and the State of California filed lawsuits challenging the rule rescission. Also, on September 28, 2018, the BLM finalized revisions to the waste prevention rule to reduce “unnecessary compliance burdens”. However, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 waste prevention rule. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

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

    Drilling. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states, and some counties and municipalities, in which we operate also regulate one or more of the following:
•the location of wells;
•the method of drilling and casing wells;
•the timing of construction or drilling activities, including seasonal wildlife closures;

•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells; and
•notice to, and consultation with, surface owners and other third parties.

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

    In 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of well pads. Under these rules, operators must submit detailed horizontal well pad site plans certified by a professional engineer for review by the ODNR Division of Oil and Gas Resources Management prior to the construction of a well pad. These rules have resulted in increased construction costs for operators. On November 20, 2018, the Ohio EPA announced that it intends to evaluate current rules that cover air pollution emissions associated with non-conventional oil and gas facilities. The Ohio EPA is considering changes to its regulations on air quality at hydraulic fracturing and natural gas drilling sites to include compressor sites and production sites.

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

Employees

    As of December 31, 2020, we had 820 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

Availability of Company Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Investor Relations page of our website at www.mammothenergy.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website, or on other websites that may be linked to our website, is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the Securities and Exchange Commission (the “SEC”) .
Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Item 1A “Risk Factors” of this Form 10-K below for additional discussion of the risks summarized in this Risk Factors Summary.

Risks Related to Our Business and the Industries We Serve

•Our business and operations have been and will likely continue to be adversely affected by the COVID-19 pandemic.
•Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.
•Failure by PREPA to pay the amounts owed to our infrastructure subsidiary Cobra for services performed would materially and adversely affected our financial condition, results of operations and cash flows.
•Our largest 2020 customer Gulfport may take actions in its pending voluntary Chapter 11 proceeding to terminate its agreements with us and/or seek to reduce our claims for services and damages.
•We may experience losses in excess of our recorded reserves for receivables.
•The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Our revolving credit facility imposes, and any of our future credit facilities may impose, restrictions on us that may affect our ability to successfully operate our business.
•Our failure to receive payment for contract change orders or adequately recover on claims brought by us against customers related to payment terms and costs could materially and adversely affect our business.
•We may not accurately estimate the costs associated with infrastructure services provided under fixed price contracts, which could adversely affect our business, financial condition and cash flows.
•We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our credit facility.
•The nature of our infrastructure services business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
•Delays and reductions in government appropriations can negatively impact energy infrastructure construction, maintenance and repair projects and may impair the ability of our energy infrastructure customers to timely pay for products or services provided or result in their insolvency or bankruptcy.
•Continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, our oilfield services.
•Our business depends upon our ability to obtain specialized equipment and parts from third-party suppliers, and we may be vulnerable to delayed deliveries and future price increases.
•Future performance of our natural sand proppant services business will depend on our ability to appropriately react to potential fluctuations in the demand for and supply of frac sand.
•Increasing transportation and related costs could have a material adverse effect on our business.
•Diminished access to water and inability to secure or maintain necessary permits may adversely affect operations of our frac sand processing plants.
•Development of permanent infrastructure in the Canadian oil sands region or other locations where we locate our remote accommodations could negatively impact our remote accommodations business.
•In the course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
•We rely on a few key employees and skilled and qualified workers whose absence or loss could adversely affect our business.
•Our operations may be limited or disrupted in certain parts of the continental U.S. and Canada during severe weather conditions.
•Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could limit our ability to grow.
•We may have difficulties in identifying and financing suitable, accretive acquisition opportunities and integrating businesses, assets and personnel.
•Our liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.
•Our revolving credit facility provides, and any future credit facilities may provide, for fluctuating interest rates, which may increase or decrease our interest expense.
•Our operations are subject to hazards inherent in the oil and natural gas and energy infrastructure industries, which could expose us to substantial liability and cause us to lose customers and substantial revenue.
•We are subject to extensive environmental, health and safety laws, trucking and other regulations that may subject us to increased costs and/or substantial liability.
•Our operations in our natural sand proppant services business are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.
•Changes in tax laws and regulations or adverse outcomes resulting from examination of our tax returns may adversely affect our business, results of operations, financial condition and cash flow.

•A cyber incident could occur and result in information theft or other loss, data corruption, operational disruption and/or financial loss.

Risks Inherent to Our Common Stock

•Our two largest stockholders control a significant percentage of our common stock, and their interests may conflict with those of our other stockholders.
•A significant reduction by Wexford of its ownership interests in us could adversely affect us.
•Sales of shares of our common stock by two of our largest stockholders or sales of substantial amounts of our common stock by other stockholders could adversely affect the market price of our common stock.
•The corporate opportunity provisions in our certificate of incorporation could enable Wexford, Gulfport or other affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.
•We have engaged and expect to continue to engage in transactions with our affiliates, the terms of which and the resolution of any conflicts thereunder may not always be in our or our stockholders’ best interests.
•If our operating results do not meet expectations of securities and financial analysts, the price of our common stock could decline.
•We may issue preferred stock adversely affecting the voting power or value of our common stock.
•Provisions in our certificate of incorporation and bylaws and Delaware law make it more difficult to effect a change in control of the company, which could adversely affect the price of our common stock.
•The exclusive forum provisions of our certificate of incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•The declaration of dividends on our common stock is within the discretion of our board of directors, and there is no guarantee that we will pay any dividends in the future or at levels anticipated by our stockholders.

Item 1A. Risk Factors

Risks Related to Our Business and the Industries We Serve

Our business and operations have been and will likely continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which has had and is expected to continue to have an adverse effect primarily on our oilfield services business and, as a result, our financial condition, results of operations, cash flows and stock price. Moreover, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread or the response to contain or mitigate the COVID-19 pandemic through the development and availability of effective treatments and vaccines, including the vaccines recently approved by the Federal Drug Administration for emergency use in the U.S., is unsuccessful, we could continue to experience material adverse effects on our business, financial condition and results of operations. Due to the rapid development and fluidity of this situation, we cannot make any prediction as to the ultimate material adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

    Our top five customers accounted for approximately 50% and 53%, respectively, of our revenue for the years ended December 31, 2020 and 2019. Gulfport was our largest customer for the year ended December 31, 2020 accounting for approximately 16% of our revenue and our largest customer for the year ended December 31, 2019 accounting for approximately 20% of our revenue. PREPA was our second largest customer for the year ended December 31, 2019 accounting for approximately 15% of our revenue. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. In this regard, Gulfport is seeking to terminate our pressure pumping and sand contracts with it and Gulfport has filed chapter 11 proceedings on November 13, 2020. As of that date, Gulfport owed us approximately $46.9 million, which included interest charges of $3.3 million. Further, our work for PREPA ended on March 31, 2019. See the risk factors below for additional information. In addition, we are subject to credit risk due to the concentration of our customer base. In particular, as of December 31, 2020, PREPA owed us approximately $227 million for services performed excluding $74 million of interest charged on these delinquent balances as of December 31, 2020. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA (i) does not have or does not obtain the funds necessary to satisfy its payment obligations to our subsidiary under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.

    On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. As of December 31, 2020, PREPA owed us approximately $227 million for services performed excluding $74 million of interest charged on these delinquent balances as of December 31, 2020. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Our largest customer in 2020, Gulfport, filed for voluntary relief under Chapter 11 of the Bankruptcy Code.

    On November 13, 2020, Gulfport and its subsidiaries filed for voluntary relief under chapter 11 of the Bankruptcy Code. As of that date, we had claims totaling $3.5 million against Gulfport and $43.4 million against subsidiaries of Gulfport primarily for hydraulic fracturing services and natural sand proppant. Gulfport may take actions in its chapter 11 proceeding to terminate its agreements with us and/or seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control. The termination of our relationship with Gulfport, the reduction of our claims for services and damages to which we may be entitled or the reduction in recovery rates for those claims for services and damages could have a material effect on our business, financial condition, results of operations and cash flows.

We may experience losses in excess of our recorded reserves for receivables.

We evaluate the collectability of our receivables based on consideration of a customer’s ability to make required payments, payment history, economic events and other factors. Recorded reserves represent our estimate of current expected credit losses on existing receivables and are determined based on historical customer reviews, current financial conditions and reasonable and supportable forecasts. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a material effect on our business, financial condition, results of operations and cash flows.

The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. Subsequent to the indictment, we received (i) a preservation request letter from the SEC related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting certain documents and answers to interrogatories relevant to an ongoing investigation DOJ is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter referenced above. We are cooperating with both the SEC and DOJ. Given the uncertainty inherent in the criminal proceeding and the SEC and DOJ investigations, it is not possible at this time to determine the potential outcome or other potential impacts that they will have on us. Further, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. Accordingly, it is possible that additional investigations may arise in the future.

In June 2019 and August 2019, we were served with three class action lawsuits filed in the Western District of Oklahoma which, on September 13, 2019, were consolidated under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against us, our Chief Executive Officer and our Chief Financial Officer. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired our common stock between October 19, 2017 and June 5, 2019. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint. On March 9, 2020, the plaintiffs filed a second amended complaint for violation of federal securities laws which contains allegations substantially similar to those contained in the plaintiff’s first amended complaint. On March 30, 2020, the defendants filed their motion to dismiss the second amended complaint. On January 26, 2021, the court granted the motion to dismiss in part and denied the motion to dismiss in part.

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

On January 21, 2020, MasTec Renewables Puerto Rico, LLC, or MasTec, filed a lawsuit against us and Cobra in the U.S. District Court in the Southern District of Florida. MasTec's complaint asserts claims against us and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act, or RICO, tortious interference and violations of Puerto Rico state law. Mastec alleges that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work under a services contract with a maximum value of $500 million due to our and Cobra’s wrongful interference, payment of bribes and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims.

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

    Most government contracts are awarded through a regulated competitive bidding process. If we are successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor’s performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term. See the preceding risk factors for information regarding pending investigations and legal proceedings relating to our contracts with PREPA.

Our revolving credit facility imposes, and any of our future credit facilities may impose, restrictions on us that may affect our ability to successfully operate our business.

    Our revolving credit facility limits, and any of our future credit facilities may limit, our ability to take various actions, such as:

•incurring additional indebtedness;
•paying dividends;
•creating certain additional liens on our assets;
•entering into sale and leaseback transactions;
•making investments;
•entering into transactions with affiliates;
•making material changes to the type of business we conduct or our business structure;
•making guarantees;
•entering into hedges;
•disposing of assets in excess of certain permitted amounts;
•merging or consolidating with other entities; and
•selling all or substantially all of our assets.

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

A portion of our business depends on the oil and natural gas industry and particularly on the level of exploration and production activity within the United States and Canada, and the sharp decline in oil prices and continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, our oilfield services and, as a result, our business, financial condition, results of operations, cash flows and stock price.

    Demand for our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. In early March 2020, oil prices dropped sharply and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Commodity prices are expected to continue to be volatile as a result of production levels, inventories and demand, and national and international economic performance. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, including the results of the U.S. presidential and congressional elections and their effect on energy and environmental policies, the impact and duration of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry.We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capex spending and industry activity levels in the future, other factors, such as debt repayment obligations and limited access to the capital markets, may play a significant role in the ultimate level of capex spend by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices from current levels may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

    Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence prices for our products and services, including:

•the domestic and foreign supply of and demand for oil and natural gas;
•the level of prices, and expectations about future prices, of oil and natural gas;
•the level of global oil and natural gas exploration and production;
•the cost of exploring for, developing, producing and delivering oil and natural gas;
•the expected decline rates of current production;
•the price and quantity of foreign imports;
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;
•the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•speculative trading in crude oil and natural gas derivative contracts;
•the level of consumer product demand;
•the discovery rates of new oil and natural gas reserves;
•contractions in the credit market;
•the strength or weakness of the U.S. dollar;
•available pipeline and other transportation capacity;
•the levels of oil and natural gas storage;
•weather conditions and other natural disasters;
•political instability in oil and natural gas producing countries;
•domestic and foreign tax policy;

•domestic and foreign governmental approvals and regulatory requirements and conditions;
•the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•technical advances affecting energy consumption;
•the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•the price and availability of alternative fuels;
•the ability of oil and natural gas producers to raise equity capital and debt financing;
•global or national health concerns, including the outbreak of pandemic or contagious diseases such as the coronavirus;
•merger and divestiture activity among oil and natural gas producers; and
•overall domestic and global economic conditions.

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

    We derive a portion of our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during the first half of 2020, combined with the ongoing COVID-19 pandemic, adverse changes in demand for our services and volatility in the capital and credit markets, caused many exploration and production companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services. In addition, a majority of the service revenue we earn is based upon a charge for a relatively short period of time (e.g., an hour, a day, a week) for the actual period of time the service is provided to our customers. By contracting services on a short-term basis, we are exposed to the risks of a rapid reduction in market prices and utilization, with resulting volatility in our revenues.

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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2020, West Texas Intermediate posted prices ranged from ($37.63) to $63.27 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $1.48 to $3.35 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

Deterioration of the commodity price environment can negatively impact oil and natural gas exploration and production companies and, in some cases, impair their ability to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas exploration and production customers.

    In weak economic and commodity price environments, we may experience increased difficulties, delays or failures in collecting outstanding receivables from our customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. Such increases in collection issues could have a material adverse effect on our business, results of operations, cash flows and financial condition. We cannot assure you that the reserves we have established for potential credit losses will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. To the extent one or more of our key customers commences bankruptcy proceedings, as is the case with Gulfport, our contracts with these customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could also have a material adverse effect on our business, results of operations, cash flows and financial condition.

Shortages, delays in delivery and interruptions in supply of drill pipe, replacement parts, other equipment, supplies and materials may adversely affect our drilling business or our pressure pumping business.

    During periods of increased demand for drilling and completion services, the industry has experienced shortages of drill pipe, replacement parts, other equipment, supplies and materials, including, in the case of our pressure pumping operations, replacement parts, other equipment, proppants, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:

•weather issues, whether short-term such as a hurricane, or long-term such as a drought; and
•shortage in the number of vendors able or willing to provide the necessary equipment, supplies and materials, including as a result of commitments of vendors to other customers or third parties.

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

    Oilfield services equipment or assets being upgraded, converted or re-activated following a period of inactivity may experience start-up complications and may encounter other operational problems that could result in significant delays, uncompensated downtime, reduced dayrates or the cancellation, termination or non-renewal of contracts. In this regard, due to market conditions, we have temporarily shut down certain of our service offerings, including contract land drilling, flowback, cementing and acidizing operations. Further, construction and upgrade projects are subject to risks of delay or significant cost overruns inherent in any large construction project from numerous factors, including the following:

•shortages of equipment, materials or skilled labor;
•unscheduled delays in the delivery of ordered materials and equipment or shipyard construction;
•failure of equipment to meet quality and/or performance standards;
•financial or operating difficulties of equipment vendors;
•unanticipated actual or purported change orders;
•inability by us or our customers to obtain required permits or approvals, or to meet applicable regulatory standards in our areas of operations;
•unanticipated cost increases between order and delivery;
•adverse weather conditions and other events of force majeure;
•design or engineering changes; and
•work stoppages and other labor disputes.

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

•have sufficient capital resources to build new, technologically advanced equipment and other assets;
•successfully integrate additional oilfield service equipment and other assets;
•effectively manage the growth and increased size of our organization, equipment and other assets;
•successfully deploy idle, stacked or additional oilfield service assets;
•maintain crews necessary to operate additional drilling rigs or pressure pumping service equipment; or
•successfully improve our financial condition, results of operations, business or prospects.

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

    Estimates of our sand reserves are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of sand reserves and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;
•assumptions concerning future prices of frac sand, operating costs, mining technology improvements, development costs and reclamation costs; and
•assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

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

    In our natural sand proppant services business, we operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, reliability of supply and breadth of product offering. The large, national producers with whom we compete include Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Smart Sand, Inc. and U.S. Silica Holdings Inc. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours, may have production facilities that are located closer to sand mines from which raw sand is mined or to their key customers than our facilities or have a more cost effective access to raw sand and transportation facilities than we do. As the demand for hydraulic fracturing services has decreased due to commodity price volatility, prices in the frac sand market have materially decreased as demand for frac sand dropped and sand producers sought to preserve market share or exit the market and sell frac sand at below market prices. In addition, some oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired their own frac sand reserves, developed or expanded frac sand production capacity or otherwise fulfilled their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our frac sand products could be reduced by changes in well stimulation processes and technologies, as well as changes in governmental regulations and other applicable law.

    As part of our natural sand proppant services business, we mine, process and sell frac sand products to our customers for use in their hydraulic fracturing operations to enhance the recovery rates of hydrocarbons from oil and natural gas wells. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our business, financial condition, results of operations and cash flows. Further, federal and state governments and agencies have adopted various laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing, a process which utilizes proppants such as those that we produce. Future hydraulic fracturing-related legislation or regulations could restrict the ability of our customers to utilize, or increase the cost associated with, hydraulic fracturing, which could reduce demand for our proppants and adversely affect our business, financial condition, results of operations and cash flows. For additional information regarding the regulation of hydraulic fracturing, see Item 1. Business—Regulation of Hydraulic Fracturing included elsewhere in this annual report.

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

    Because of the relatively low cost of producing frac sand, transportation expenses and related costs, including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, comprise a significant component of the total delivered cost of frac sand sales. The relatively high transportation expenses and related costs tend to favor frac sand producers located in close proximity to their customers. If and when we expand our frac sand production, our need for additional transportation services and transload network access will increase. We contract with truck and rail services to move frac sand from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloading facilities could impair our ability to deliver our products economically to our customers and our ability to expand into different markets.

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

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2020, we had $2 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our Chief Executive Officer or Chief Financial Officer could disrupt our operations. We do not have any written employment agreement with either our Chief Executive Officer or our Chief Financial Officer at this time. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

    We provide well completion services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, Cana Woodford and Eagle Ford resource plays located in the continental U.S. We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Minnesota, Kentucky, California and Alberta, Canada. For the years ended December 31, 2020 and 2019, we generated approximately 35% and 43%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

•curtailment of services;
•weather-related damage to equipment resulting in suspension of operations;
•weather-related damage to our facilities;
•inability to deliver equipment and materials to jobsites in accordance with contract schedules; and
•loss of productivity.

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

    Our capital budget for 2021 is estimated to be $9 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations and borrowings under our revolving credit facility. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. As of February 24, 2021, we had approximately $42 million of available borrowing capacity under our revolving credit facility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Revolving Credit Facility. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2021 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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

    As a component of our business strategy, we have pursued and intend to continue to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

•unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of acquired businesses, including but not limited to environmental liabilities;
•difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
•limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business, in order to comply with public reporting requirements;
•potential losses of key employees and customers of the acquired businesses;
•inability to commercially develop acquired technologies;
•risks of entering markets in which we have limited prior experience; and
•increases in our expenses and working capital requirements.

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

    A key element of our business strategy involves the expansion of our services, geographic presence and customer base. These aspects of our strategy are subject to numerous risks and uncertainties, including:

•an inability to retain or hire experienced crews and other personnel;
•a lack of customer demand for the services we intend to provide;
•an inability to secure necessary equipment, raw materials (particularly sand and other proppants) or technology to successfully execute our expansion plans;
•shortages of water used in our sand processing operations and our hydraulic fracturing operations;
•unanticipated delays that could limit or defer the provision of services by us and jeopardize our relationships with existing customers and adversely affect our ability to obtain new customers for such services; and
•competition from new and existing services providers.

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

    Our indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•increasing our vulnerability to general adverse economic and industry conditions;
•the covenants that are contained in the agreements governing our indebtedness could limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;
•our debt covenants could also affect our flexibility in planning for, and reacting to, changes in the economy and in our industries;
•any failure to comply with the financial or other covenants of our debt, including covenants that impose requirements to maintain certain financial ratios, could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;
•our level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and
•our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.

Our revolving credit facility provides, and any future credit facilities may provide, for fluctuating interest rates, which may increase or decrease our interest expense.

    Our revolving credit facility provides for fluctuating interest rates, primarily based on the London interbank offered rate, or LIBOR, for deposits of U.S. dollars. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At December 31, 2020, we had $78 million borrowings outstanding under our revolving credit facility and availability under our credit facility was approximately $39 million, after giving effect to $13 million of outstanding letters of credit. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year, based on $78 million outstanding and a weighted average interest rate of 3.72%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow may be adversely affected.

    The U.K. Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop one week and two month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out replacement of LIBOR. Uncertainty as to the nature of such phase-out and selection of an alternative reference rate, together with disruption in the financial markets, may cause our interest expense to increase and our available cash flow and/or financial condition to be adversely affected.

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

    Our business is significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection and health and safety matters. As part of our business, we handle, transport and dispose of a variety of fluids and substances, including hydraulic fracturing fluids which can contain hydrochloric acid and certain petrochemicals. This activity poses some risks of environmental liability, including leakage of hazardous substances from the wells to surface and subsurface soils, surface water or groundwater. We also handle, transport and store these substances. The handling, transportation, storage and disposal of these fluids are regulated by a number of laws, including: the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Safe Drinking Water Act; and other federal and state laws and regulations promulgated thereunder. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing environmental requirements or enforcement policies change and become more stringent, we may be required to make significant unanticipated capital and operating expenditures. For a detailed description of environmental laws and regulations applicable to us and their impact on our oprations, see “Item 1. Business—Regulations” above.

Further, in connection with providing our infrastructure services, we have made a substantial investment in construction equipment that utilizes petroleum-based fuel. Any changes in laws requiring us to use equipment that runs on alternative fuels could require a significant investment, which could have a material adverse effect on our results of operations, cash flows and liquidity.

The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the oil and natural gas and energy infrastructure industries. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.

The results of the 2020 U.S. presidential election and congressional elections may create regulatory uncertainty in the oil and natural gas and energy infrastructure industries. During his first weeks in office, President Biden issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and gas operations, and pause new oil and gas leasing on public lands. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our oilfield services operations. However, such actions could materially increase our costs or impair our ability to explore and develop other projects, which could materially harm our business, financial condition and results of operations.

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

    Wexford, through its affiliate MEH Sub LLC, and Gulfport beneficially own approximately 48.2% and 21.5%, respectively, of our outstanding common stock. As a result, each of Wexford and Gulfport can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford, and Gulfport has the ability to designate a director. This concentration of ownership and relationships with Wexford and Gulfport makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford and Gulfport, and certain companies they control. The interests of Wexford and Gulfport with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition. We are currently involved in lawsuits with Gulfport relating to our pressure pumping and natural sand proppant contracts with Gulfport. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

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

    As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. These include costs associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, The Nasdaq Global Select Market and the Financial Industry Regulatory Authority. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We estimate that we incur approximately $2.5 million of incremental costs per year associated with being a publicly traded company; however, it is possible that our incremental costs of being a publicly traded company will be higher than we currently estimate. We have incurred and expect to continue to incur significant additional expenses and devote substantial management effort toward ensuring compliance with certain requirements applicable to us under Section 404 of the Sarbanes-Oxley Act. See “-Risks Related to Our Common Stock-We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to continue to comply with the applicable requirements of Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.”

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to continue comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

As a smaller reporting company and a non-accelerated filer, we are required to document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting under Section 404 of the Sarbanes Act of 2002. As we perform the required testing of our internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify material weaknesses in internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

The corporate opportunity provisions in our certificate of incorporation could enable Wexford, Gulfport or other affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.

    Subject to the limitations of applicable law, our certificate of incorporation, among other things:

•permits us to enter into transactions with entities in which one or more of our officers or directors are financially or otherwise interested;
•permits any of our stockholders, officers or directors to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•provides that if any director or officer of one of our affiliates who is also one of our officers or directors becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that director or officer in writing solely in his or her capacity as our director or officer), that director or officer will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to such affiliates and that director or officer will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity or (ii) acted in bad faith or in a manner inconsistent with our best interests.

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

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $5.19 per share to a low of $0.59 per share during 2020. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•our quarterly or annual operating results;
•changes in our earnings estimates;
•investment recommendations by securities analysts following our business or our industries;
•additions or departures of key personnel;
•changes in the business, earnings estimates or market perceptions of our competitors;
•our failure to achieve operating results consistent with securities analysts’ projections;
•changes in industry, general market or economic conditions; and
•announcements of legislative or regulatory change.

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

    As of December 31, 2020, Wexford and Gulfport beneficially owned 48.2% and 21.5% shares of our common stock, respectively. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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

    The existence of some provisions in our certificate of incorporation and bylaws and Delaware corporate law could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders;
•limitations on the ability of our stockholders to call a special meeting and act by written consent;
•the ability of our board of directors to adopt, amend or repeal bylaws, and the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained for stockholders to amend our bylaws;
•the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to remove directors;
•the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to amend our certificate of incorporation; and
•the authorization given to our board of directors to issue and set the terms of preferred stock without the approval of our stockholders.

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

    Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•Any derivative action or proceeding brought on our behalf;
•Any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•Any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or
•Any other action asserting a claim against us that is governed by the internal affairs doctrine.

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
On July 16, 2018, our board of directors initiated a quarterly dividend policy on shares of our common stock payable quarterly beginning with the second quarter of 2018. In July 2019, as a result of oilfield market conditions and other factors, which included the status of collections from PREPA, our board of directors suspended the quarterly cash dividend. The decision to pay dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination. Based on its evaluation of these factors, the board of directors may determine not to declare a dividend, or declare dividends at rates that are less than anticipated, either of which could reduce returns to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

    Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 15 properties, five located in Texas, four located in Wisconsin, four located in Ohio and two located in Oklahoma, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 35 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

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

Taylor. Our Taylor facilities are located in Taylor, Wisconsin and encompass a total of approximately 393 acres. The site contains a mine with 24.7 million tons of proven recoverable proppant sand reserves as of December 31, 2020, based on estimates prepared by John T. Boyd Company, our third party mining and geological consultant. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2020, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2020, our Taylor facility produced 0.4 million tons of sand. Our finished product is transported via truck to our transloading facility with rail access.

Piranha. Our Piranha facilities are located in New Auburn, Wisconsin and encompass a total of approximately 608 acres. The site contains 38.1 million tons of proven recoverable proppant sand reserves as of December 31, 2020, based on estimates prepared by John T. Boyd Company. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2020, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2020, our Piranha facility produced 0.1 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

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

    We are capable of producing up to 5.7 million dry tons and 8.7 million washed tons of sand per year. The following tables provides information regarding our rated production capacities of our sand production facilities as of December 31, 2020:

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

    Mineral Reserves

    The quantity and nature of the mineral reserves for our Taylor and Piranha properties are estimated by our third-party geologists and mining engineers, while we internally track depletion rate on an interim basis. John T. Boyd Company, third party mining and geological consultants, estimated our proven sand reserves for our Taylor and Piranha properties as of December 31, 2020, 2019 and 2018. There were no reserves attributable to our Muskie properties as of December 31, 2020, 2019 and 2018. Our external mining and geological engineers will update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves.

	Estimated Proven Reserves (Thousands of Tons)
Mine Location	December 31, 2020	December 31, 2019	December 31, 2018
Taylor in Jackson County, Wisconsin	24,691	25,121	26,325
Piranha in Barron County, Wisconsin	38,050	41,001	42,358
Total	62,741	66,122	68,683

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

    John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2020 average monthly sales prices ranged from approximately $13 to $16 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Item 3. Legal Proceedings

    We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve—Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA (i) does not have or does not obtain the funds necessary to satisfy its payment obligations to our subsidiary under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.” and “—The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our financial condition, results of operations and cash flows.”

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on February 24, 2021, there were 39 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of January 5, 2021, there were 4,074 beneficial holders of record of our common stock.

Unregistered Sales of Equity Securities
    None.

Issuer Purchases of Equity Securities

    None.

Dividends

    On July 16, 2018, we initiated a quarterly dividend policy and declared our first quarterly cash dividend. In July 2019, as a result of oilfield market conditions and other factors, which included the status of collections from PREPA, our board of directors suspended the quarterly cash dividend.

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

Performance Graph

    The following graph and table compares the cumulative total return of a $100 investment in our common stock from October 14, 2016, the date on which our stock began trading on the Nasdaq Global Select Market, through December 31, 2020, with the total cumulative return of a $100 investment in the Standard & Poors 500 Stock Index, the Dow Jones Industrial Average Market Index and the PHLX Oil Service Sector Index during that period.

$200
$175
$150
$125
$100
$75
$50
$25
$0
10/14/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Mammoth Energy Service, Inc.
S&P 500 Stock Index
Dow Jones Industrial Average Market Index
PHLX Oil Service Sector Index

	October 14, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Mammoth Energy Service, Inc.	$100.00	$114.63	$148.04	$135.60	$16.59	$33.56
S&P 500 Stock Index	$100.00	$104.88	$125.25	$117.44	$151.35	$175.96
Dow Jones Industrial Average Market Index	$100.00	$108.96	$136.28	$128.61	$157.34	$168.74
PHLX Oil Service Sector Index	$100.00	$111.51	$90.74	$48.90	$47.50	$26.90

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

Presented below is our historical financial data for the periods and as of the dates indicated. The selected statements of comprehensive income (loss) and cash flow data for the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected statements of comprehensive income (loss) and cash flow data for the years ended December 31, 2017 and 2016 and selected balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited financial statements that are not included in this report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
STATEMENT OF COMPREHENSIVE INCOME (LOSS) DATA:	(in thousands, except per share data)
Total revenue	$313,076	$625,012	$1,690,084	$691,496	$230,625
Total cost and expenses	$462,393	$753,395	$1,295,633	$628,725	$265,255
Operating (loss) income	$(149,317)	$(128,383)	$394,451	$62,771	$(34,630)
Total other income (expense)	$29,541	$37,258	$(5,223)	$(975)	$(3,938)
(Loss) income before income taxes	$(119,776)	$(91,125)	$389,228	$61,796	$(38,568)
Net (loss) income	$(107,607)	$(79,044)	$235,965	$58,964	$(92,453)
Comprehensive (loss) income	$(107,366)	$(78,269)	$234,545	$59,519	$(89,742)

Net (loss) income per share (basic)	$(2.36)	$(1.76)	$5.27	$1.42	$(2.94)
Net (loss) income per share (diluted)	$(2.36)	$(1.76)	$5.24	$1.42	$(2.94)
Weighted average number of shares outstanding (basic)	45,644	45,011	44,750	41,548	31,500
Weighted average number of shares outstanding (diluted)	45,644	45,011	45,021	41,639	31,500
Cash dividends per common share	$—	$0.25	$0.25	$—	$—

Pro forma information (unaudited):
Net loss, as reported					$(92,453)
Taxes on income earned as a non-taxable entity					$15,224
Taxes due to change to C corporation					$53,089
Pro forma net loss					$(24,140)
Pro forma loss per common share
Basic and diluted					$(0.56)
Weighted average pro forma shares outstanding—basic and diluted					43,107

CASH FLOW DATA:
Cash flows provided by (used in) operations	$6,967	$(95,318)	$386,668	$57,616	$29,689
Cash flows used in investing activities	$(2,295)	$(33,224)	$(211,955)	$(172,283)	$(7,718)
Cash flows provided by (used in) financing activities	$4,266	$66,702	$(112,592)	$91,049	$3,075

	December 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA:	(in thousands)
Cash and cash equivalents	$14,822	$5,872	$67,625	$5,637	$29,239
Property, plant and equipment, net	$251,262	$352,772	$436,699	$351,017	$242,120
Total assets	$824,562	$952,385	$1,073,091	$867,243	$502,362
Total current liabilities	$128,598	$130,397	$233,823	$219,988	$29,246
Long-term debt	$81,338	$80,000	$—	$99,900	$—
Total liabilities	$261,235	$283,644	$319,039	$359,447	$79,581
Total equity	$563,327	$668,741	$754,052	$507,796	$422,781

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” and the section entitled “Forward-Looking Statements” appearing elsewhere in this annual report.
Overview
    We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, equipment rental, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well compeltion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, crude oil hauling services, remote accommodations, equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

    Our transformation towards an industrial based company is ongoing. During the fourth quarter of 2019, we began infrastructure engineering operations focused on the transmission and distribution industry and also commenced equipment manufacturing operations. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The equipment manufacturing operations have initially served the internal needs for our water transfer, equipment rental and infrastructure businesses, but we expect to expand into third party sales in the future. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: infrastructure services; well completion services; natural sand proppant services; and drilling services. In 2019, we included Barracuda Logistics LLC, or Barracuda, in our pressure pumping segment, Cobra Aviation Services LLC, or Cobra Aviation, Air Rescue Systems Corporation, or ARS, and Leopard Aviation LLC, or Leopard, in our infrastructure segment and Mako Acquisitions LLC, or Mako, in our drilling segment. Based on our assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2020, we changed our presentation in 2020 to move Barracuda to the sand segment and Cobra Aviation, ARS, Leopard and Mako to the reconciling column titled “All Other”. Additionally, we changed the name of our pressure pumping segment to the well completion segment in 2020. The results for the years ended December 31, 2019 and 2018 have been retroactively adjusted to reflect these changes.

Since the dates presented below, we have conducted our operations through the following entities:

Infrastructure Services Segment
•Cobra Acquisitions LLC, or Cobra—January 2017
•Lion Power Services LLC, formerly Cobra Energy LLC—January 2017
•Higher Power Electrical LLC—April 2017
•5 Star Electric LLC—July 2017
•Cobra Logistics LLC—February 2018
•Cobra Caribbean LLC—October 2018
•Python Equipment LLC—December 2018

Well Completion Services Segment
•Stingray Pressure Pumping LLC—March 2012
•Silverback Energy LLC—November 2012
•Redback Pump Down Services LLC—January 2015

•Mr. Inspections LLC—January 2015
•Mammoth Equipment Leasing LLC—November 2016
•Bison Sand Logistics LLC—January 2018
•Aquahawk Energy LLC—June 2018

Natural Sand Proppant Services Segment
•Muskie Proppant LLC—September 2011
•Barracuda—October 2014
•Piranha Proppant LLC—May 2017
•Sturgeon Acquisitions LLC—June 2017
•Taylor Frac, LLC—June 2017
•Taylor Real Estate Investments, LLC—June 2017
•South River Road, LLC—June 2017

Drilling Services Segment
•Bison Drilling and Field Services, LLC—November 2010
•Panther Drilling Systems LLC—December 2012
•Bison Trucking LLC—August 2013
•White Wing Tubular Services LLC—September 2014

Other
•Great White Sand Tiger Lodging Ltd.—October 2007
•Redback Energy Services, LLC—October 2011
•Redback Coil Tubing, LLC—May 2012
•WTL Oil LLC, or WTL, formerly Silverback—June 2016
•Mammoth Energy Partners, LLC—June 2016
•Mako —March 2017
•Stingray Energy Services LLC, or Stingray Energy Services—June 2017
•Stingray Cementing LLC—June 2017
•Tiger Shark Logistics LLC—October 2017
•Dire Wolf Energy Services LLC—January 2018
•Cobra Aviation—January 2018
•Black Mamba Energy LLC—March 2018
•Stingray Cementing and Acidizing, formerly RTS Energy Services LLC—June 2018
•Ivory Freight Solutions LLC—July 2018
•IFX Transport LLC—December 2018
•ARS—December 2018
•Predator Aviation LLC—April 2019
•Leopard—April 2019
•Anaconda Manufacturing LLC—September 2019
•Aquawolf LLC—September 2019

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

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. While OPEC members and certain other nations agreed in April 2020 to cut production and subsequently extended such production cuts through December 2020, which helped to reduce a portion of the excess supply in the market and improve crude oil prices, they agreed to increase production by 500,000 barrels per day beginning in January 2021. As a result, downward pressure on commodity prices could continue for the foreseeable future. We cannot predict if, or when, commodity prices will stabilize and at what price points and when global inventories will return to normalized levels.

Beginning in early March 2020, in response to the ongoing COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services, which was already under considerable pressure from reductions in our customers' capital expenditure budgets in 2019, declined further at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Demand for both gasoline and oil rebounded to some extent toward the end of the second quarter of 2020 and stabilized to some degree throughout the second half of 2020, but remains below historical levels. As a result, depressed levels of oilfield service activity are expected to continue for the foreseeable future. The ongoing COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had, and are likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services.

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

2020 Highlights

•Net loss of $108 million, or $2.36 per diluted share, and adjusted net loss of $40 million, or $0.88 per diluted share, for the year ended December 31, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted net loss.

•Adjusted EBITDA of $50 million for the year ended December 31, 2020. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•In the fourth quarter of 2020, approximately 66% of our revenue was derived from the industrial sector. Given the expected demand in the industrial sector, we believe that we are well positioned to grow our industrial business rapidly over the coming years.

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

    We currently have agreements in place with private utilities, public IOUs and Co-Ops. Since we commenced operations in this line of business, a substanital portion of our infrastructure revenue has been generated from storm restoration work, primarily from PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019.

    As of December 31, 2020, PREPA owed us approximately $227 million for services we performed, excluding $74 million of interest charged on these delinquent balances as of December 31, 2020. See Note 2. Summary of Significant Accounting Policies-Accounts Receivable to our consolidated financial statements included elsewhere in this annual report. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021.In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Demand for our infrastructure services in the continental United States remains steady, and our crew count remained stable at approximately 115 crews throughout 2020. The COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. Transmission crew size varies based upon the scope of the project and factors such as voltage, structure type, number of conductors and type of foundation. Each distribution crew generally consists of five employees. These transmission and distribution crews work for multiple utilities primarily across the northeastern, midwestern and southwestern portions of the United States. During the fourth quarter of 2019, we hired a new president for our infrastructure division and have added experienced industry personnel to key management positions. Our infrastructure management team also has experience with both solar and wind projects and we believe that this experience, combined with our vertically integrated service offering, positions us well to compete and win renewable projects. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our crews will afford us enhanced bidding opportunities in both the U.S. and overseas.

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

In response to market conditions, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently only operating one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels for 2021 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oilfield businesses and we expect this trend to continue for at least the first half of 2021. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future. While the oilfield portion of our service offerings continue to experience significant challenges, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

We intend to closely monitor our cost structure in response to market conditions and pursue cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business is derived from Gulfport pursuant to a contract that expires in December 2021. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. We believe Gulfport's actions are without merit and are vigorously defending the lawsuit. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims in Gulfport’s chapter 11 proceeding, what our recovery on those claims might be or whether we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. Likewise, we cannot assure you whether we would be able to obtain replacement long-term contracts with other customers sufficient to continue providing the level of services that we currently provide to Gulfport. The termination of our relationship or nonrenewal of our contract with Gulfport, or one or more of our other significant customers, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural Sand Proppant Industry
    In the natural sand proppant industry, demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth.

    In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline, budget exhaustion and the impact on oil demand from the COVID-19 pandemic, caused the frac sand market to become oversupplied, particularly in finer grades. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance and reduce the number of industry participants. Nevertheless, demand for our sand declined significantly in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing as discussed above, increased capital discipline by our customers and budget exhaustion, among other factors. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

    Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our Taylor sand facility in Taylor, Wisconsin and Piranha sand facility in New Auburn, Wisconsin are currently running at approximately 12% capacity. Our contracted capacity has provided a strong baseline of business, which has kept our Taylor and Piranha plants operating and our costs low.

    A portion of our revenue from our natural sand proppant business is derived from Gulfport pursuant to a contract that expires in December 2021. Gulfport has not made the payments owed to us under this contract for any periods subsequent to May 2020. In September 2020, we filed a lawsuit seeking to recover delinquent payments owed to us under this contract. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims in Gulfport’s chapter 11 proceeding, what our recovery on those claims might be or whether we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. The termination of our relationship or nonrenewal of our contract with Gulfport, or one or more of our other customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended
	December 31, 2020	December 31, 2019
Revenue:	(in thousands)
Infrastructure services	$155,241	$213,264
Well completion services	88,325	243,802
Natural sand proppant services	34,360	97,063
Drilling services	7,785	31,964
Other services	31,339	88,607
Eliminations	(3,974)	(49,688)
Total revenue	313,076	625,012

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $29,337 and $30,323, respectively, for 2020 and 2019)	122,369	173,269
Well completion services (exclusive of depreciation and amortization of $30,395 and $40,117, respectively, for 2020 and 2019)	47,483	206,543
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $9,758 and $14,039, respectively, for 2020 and 2019)	25,955	87,652
Drilling services (exclusive of depreciation and amortization of $10,036 and $13,138, respectively, for 2020 and 2019)	10,909	36,953
Other services (exclusive of depreciation and amortization of $15,713 and $19,323, respectively, for 2020 and 2019)	29,279	89,119
Eliminations	(3,974)	(49,748)
Total cost of revenue	232,021	543,788
Selling, general and administrative expenses	67,185	51,552
Depreciation, depletion, amortization and accretion	95,317	117,033
Impairment of goodwill	54,973	33,664
Impairment of other long-lived assets	12,897	7,358
Operating loss	(149,317)	(128,383)
Interest expense, net	(5,397)	(4,958)
Other income, net	34,938	42,216
Loss before income taxes	(119,776)	(91,125)
Benefit for income taxes	(12,169)	(12,081)
Net loss	$(107,607)	$(79,044)

    Revenue. Revenue for 2020 decreased $312 million, or 50%, to $313 million from $625 million for 2019. The decrease in total revenue is attributable to declines in revenue across all business lines. Revenue derived from related parties was $51 million, or 16% of our total revenue, for 2020 and $130 million, or 21% of our total revenue, for 2019. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report. Revenue by division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $58 million, or 27%, to $155 million for 2020 from $213 million for 2019 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see “Overview of Our Industries - Electrical Infrastructure Industry” above. Revenue from our operations in the continental United States increased $37 million, or 31%, to $155 million for 2020 from $118 million for 2019.

Well Completion Services. Well completion services division revenue decreased $156 million, or 64%, to $88 million for 2020 from $244 million for 2019. Revenue derived from related parties was $42 million, or 48% of total well completion revenue, for 2020 and $91 million, or 37% of total well completion revenue, for 2019. Substantially all of our related party revenue is derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. In 2020, we recognized pre-petition revenue totaling $39 million and post-petition revenue totaling $4 million in accordance with the terms of this contract. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above. Intersegment revenue, consisting primarily of revenue derived from our other services and sand segment, totaled $1 million and $2 million, respectively, for 2020 and 2019.

The decrease in our well completion services revenue was primarily driven by a decline in pricing as well as a decline in utilization. The number of stages completed decreased 46% to 2,880 for 2020 from 5,378 for 2019. An average of 1.5 of our fleets were active throughout 2020 compared to 2.4 fleets for 2019.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $63 million, or 65%, to $34 million for 2020, from $97 million for 2019. Revenue derived from related parties was $8 million, or 24% of total sand revenue, for 2020 and $28 million, or 29% of total sand revenue, for 2019. All of our related party revenue is derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. In 2020, we recognized pre-petition revenue totaling $7 million and post-petition revenue totaling $1 million in accordance with the terms of this contract. For additional information regarding the status of this contract, see “Industry Overview – Natural Sand Proppant Industry” above. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was nominal for 2020 and $30 million, or 31% of total sand revenue, for 2019.

The decrease in our natural sand proppant services revenue was primarily attributable to a 75% decline in tons of sand sold from approximately 2.0 million tons in 2019 to 0.5 million tons in 2020 coupled with a 51% decline in average price per ton of sand sold from $29.70 in 2019 to $14.58 in 2020. Included in natural sand proppant services revenue is shortfall revenue of $25 million and $3 million, respectively, for the 2020 and 2019.

Drilling Services. Drilling services division revenue decreased $24 million, or 75%, to $8 million for 2020, from $32 million for 2019. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was nominal for 2020 and $1 million for 2019.

The decline in our drilling services revenue was primarily attributable to declines in contract land drilling, rig hauling and directional drilling revenue of $9 million, $9 million and $6 million, respectively. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Revenue from other services, consisting of revenue derived from our aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling, full service transportation, remote accommodation, equipment manufacturing and infrastructure engineering and design businesses, decreased $58 million, or 65%, to $31 million for 2020 from $89 million for 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport and aviation revenue from Brim Equipment Leasing, Inc., or Brim, was $1 million, or 3% of total other services revenue, for 2020 and $11 million, or 12% of total other services revenue, for 2019. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $3 million and $15 million, respectively, for 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. We rented an average of 204 pieces of equipment to customers during 2020, a decrease of 63% from an average of 557 pieces of equipment rented to customers during 2019. Additionally, utilization for our crude oil hauling and aviation businesses declined. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. These decreases were partially offset by increases in revenue for our remote accommodations and infrastructure engineering businesses.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $312 million from $544 million, or 87% of total revenue, for 2019 to $232 million, or 74% of total revenue, for 2020. The decrease was primarily due to a decline in activity across all of our business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $51 million from $173 million for 2019 to $122 million for 2020. The decline is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $29 million in 2020 and $30 million in 2019, was 79% and 81%, respectively, for 2020 and 2019.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $160 million, or 77%, from $207 million for 2019 to $47 million for 2020 primarily due to a decline in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $30 million in 2020 and $40 million in 2019, was 54% and 85%, respectively, for 2020 and 2019. The decrease was primarily due to the recognition of standby revenue during 2020, of which there was a lower percentage of costs recognized compared to 2019. Additionally, during 2019 we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $62 million, or 70%, from $88 million for 2019 to $26 million for 2020 primarily due to a decrease in cost of goods sold as a result of a decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $10 million in 2020 and $14 million in 2019, was 76% and 90%, respectively, for 2020 and 2019. The decrease in cost as a percentage of revenue is primarily due to an increase in shortfall revenue, partially offset by a 51% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $26 million, or 70%, from $37 million for 2019 to $11 million for 2020, as a result of reduced activity. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $10 million in 2020 and $13 million in 2019, was 140% and 116%, respectively, for 2020 and 2019. The increase was primarily due to a decline in utilization.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $60 million, or 67%, from $89 million for 2019 to $29 million for 2020, primarily due to declines in costs for our equipment rental and crude oil hauling businesses as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These declines were partially offset by an increase in costs for our equipment manufacturing and infrastructure engineering and design businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16 million in 2020 and $19 million in 2019, was 93% and 101%, respectively, for 2020 and 2019.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2020	December 31, 2019
Cash expenses:
Compensation and benefits	$14,876	$19,364
Professional services	19,905	17,128
Other(a)	8,828	10,300
Total cash SG&A expense	43,609	46,792
Non-cash expenses:
Bad debt provision	21,958	1,434
Stock based compensation	1,618	3,326
Total non-cash SG&A expense	23,576	4,760
Total SG&A expense	$67,185	$51,552
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $22 million, or 19%, to $95 million for 2020 from $117 million in 2019. The decrease is primarily due to a decline in property and equipment depreciation expense as well as a decline in depletion expense.

    Impairment of Goodwill. We recorded impairment of goodwill of $55 million and $34 million, respectively, in 2020 and 2019. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55 million. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2019, resulting in impairment expense of $30 million. During 2019, we temporarily shut down our cementing and acidizing operations, resulting in impairment of goodwill totaling $3 million.

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $13 million and $7 million, respectively, in 2020 and 2019. During 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $13 million. During 2019, we temporarily shut down our flowback operations, resulting in fixed asset impairments of $4 million during 2019. Additionally, we recorded impairment expense $3 million related to specified drilling rigs and $1 million related to WTL's customer relationship intangible asset during 2019.

    Operating Loss. We reported an operating loss of $149 million for 2020 compared to an operating loss $128 million for 2019. The increased operating loss was primarily due to increases in impairment expense of $27 million and SG&A expense of $15 million, partially offset by a 15% decline in cost of revenue as a percentage of revenue.

    Interest Expense, net. Interest expense, net remained relatively flat at $5 million for each of 2020 and 2019.

    Other Income (Expense), net. Other income, net decreased $7 million during 2020 compared to 2019 primarily due to a decline in the recognition of interest on trade accounts receivable pursuant to the terms of our contracts with PREPA.

    Income Taxes. During 2020, we recorded an income tax benefit of $12 million on pre-tax loss of $120 million compared to an income tax benefit of $12 million on pre-tax loss of $91 million for 2019. Our effective tax rate was 10.2% for 2020 compared to 13.3% for 2019. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as return to provision adjustments, goodwill impairment and changes in the valuation allowance that may not be consistent from year to year. See Note 14 to our consolidated financial statements for additional detail regarding our change in tax expense.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Years Ended
	December 31, 2019	December 31, 2018
Revenue:	(in thousands)
Infrastructure services	$213,264	$1,085,977
Well completion services	243,802	357,252
Natural sand proppant services	97,063	175,922
Drilling services	31,964	66,332
Other services	88,607	122,278
Eliminations	(49,688)	(117,677)
Total revenue	625,012	1,690,084

Cost of Revenue:
Infrastructure services (exclusive of depreciation and amortization of $30,323 and $20,175, respectively, for 2019 and 2018)	173,269	622,293
Well completion services (exclusive of depreciation and amortization of $40,117 and $51,295, respectively, for 2019 and 2018)	206,543	277,693
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $14,039 and $13,668, respectively, for 2019 and 2018)	87,652	144,192
Drilling services (exclusive of depreciation and amortization of $13,138 and $18,140, respectively, for 2019 and 2018)	36,953	60,873
Other services (exclusive of depreciation and amortization of $19,323 and $16,516, respectively, for 2019 and 2018)	89,119	106,403
Eliminations	(49,748)	(117,650)
Total cost of revenue	543,788	1,093,804
Selling, general and administrative expenses	51,552	73,097
Depreciation, depletion, amortization and accretion	117,033	119,877
Impairment of goodwill	33,664	3,203
Impairment of other long-lived assets	7,358	5,652
Operating income	(128,383)	394,451
Interest expense, net	(4,958)	(3,187)
Other expense, net	42,216	(2,036)
Income before income taxes	(91,125)	389,228
Provision for income taxes	(12,081)	153,263
Net income	$(79,044)	$235,965

    Revenue. Revenue for 2019 decreased $1.1 billion, or 63%, to $625 million from $1.7 billion for 2018. The decrease in total revenue is primarily attributable to a $873 million decrease in infrastructure services revenue, representing 82% of the overall decrease. Additionally, well completion services and natural sand proppant services revenue decreased $113 million and $79 million, respectively, representing 11% and 7% of the overall decrease. Revenue derived from related parties was $130 million, or 21% of our total revenues, for 2019 and $143 million, or 8% of our total revenues, for 2018. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report. Revenue by division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $873 million, or 80%, to $213 million for 2019 from $1.1 billion for 2018 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see “Overview of Our

Industries - Electrical Infrastructure Industry” above. Revenue from our operations in the continental United States increased $58 million, or 96%, to $118 million for 2019 from $60 million for 2018.

Well Completion Services. Well completion services division revenue decreased $113 million, or 32%, to $244 million for 2019 from $357 million for 2018. Revenue derived from related parties was $91 million, or 37% of total well completion revenue, for 2019 and $96 million, or 27% of total well completion revenue, for 2018. Substantially all of our related party revenue was derived from Gulfport under a well completion contract. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above. Intersegment revenue, consisting primarily of revenue derived from our sand segment, was $2 million and $1 million, respectively, for 2019 and 2018.

The decrease in our well completion services revenue was primarily driven by a decline in pricing as well as a decline in utilization. The number of stages completed decreased 14% to 5,378 for 2019 from 6,245 for 2018. An average of 2.4 of our fleets were active throughout 2019 compared to 3.6 fleets for 2018.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $79 million, or 45%, to $97 million for 2019, from $176 million for 2018. Revenue derived from related parties was $28 million, or 29% of total sand revenues, for 2019 and $25 million, or 14% of total sand revenues, for 2018. All of our related party revenue is derived from Gulfport under a sand supply contract. For additional information regarding the status of this contract, see “Industry Overview – Natural Sand Proppant Industry” above. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was $30 million, or 31% of total sand revenue, for 2019 and $69 million, or 39% of total sand revenue, for 2018.

The decrease in our natural sand proppant services revenue was primarily attributable to a 25% decline in tons of sand sold from approximately 2.7 million tons in 2018 to 2.0 million tons in 2019 coupled with a 24% decline in average price per ton of sand sold from $39.16 in 2018 to $29.70 in 2019.

Drilling Services. Drilling services division revenue decreased $34 million, or 52%, to $32 million for 2019, from $66 million for 2018. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was $1 million for each of 2019 and 2018. The decline in our drilling services revenue was primarily attributable to decreases in revenue for our contract land drilling and directional drilling businesses of $19 million and $11 million, respectively, due to declines in utilization. Our average active rigs decreased from 4.3 in 2018 to 1.4 in 2019. Directional drilling utilization declined from 49% in 2018 to 30% in 2019.

Other Services. Revenue from other services, consisting of revenue derived from our aviation, coil tubing, pressure control, flowback, cementing, equipment rental and remote accommodation businesses, decreased $33 million, or 27%, to $89 million for 2019 from $122 million for 2018. Revenue derived from related parties, consisting primarily of equipment rental and cementing revenue from Gulfport and aviation revenue from Brim, was $11 million, or 12% of total other services revenue, for 2019 and $21 million, or 17% of total other services revenue, for 2018. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, was $15 million and $44 million, respectively for 2019 and 2018.

The decrease in other services revenue was primarily due to a decline in intersegment aviation revenue with our infrastructure segment. We provided aviation services to our transmission and distribution business in Puerto Rico under their contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. Work under these contracts concluded on March 31, 2019. Additionally, other services revenue decreased due to a decline in utilization from 39% in 2018 to 17% in 2019 for our coil tubing business. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the third quarter of 2019 resulting in a decline in revenue. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These decreases were partially offset by an increase in activity for our equipment rental business. An average of 557 pieces of equipment were rented during 2019, an increase of 41% from 395 pieces of equipment rented during 2018.

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

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $449 million from $622 million for 2018 to $173 million for 2019. The decline is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico's electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $30 million in 2019 and $20 million in 2018, was 81% and 57%, respectively, for 2019 and 2018.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $71 million, or 26%, from $278 million for 2018 to $207 million for 2019 primarily due to a decline in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $40 million in 2019 and $51 million in 2018, was 85% and 78%, respectively, for 2019 and 2018. The increase in costs as a percentage of revenue was primarily due to a decline in utilization.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $56 million, or 39%, from $144 million for 2018 to $88 million for 2019 primarily due to a decrease in cost of goods sold as well as a 24% decline in production costs per ton of sand. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $14 million in both 2019 and 2018, was 90% and 82%, respectively, for 2019 and 2018. The increase in cost as a percentage of revenue is primarily due to a 24% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $24 million, or 39%, from $61 million for 2018 to $37 million for 2019 primarily due a decline in activity for our contract land drilling and directional drilling businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $13 million in 2019 and $18 million in 2018, was 116% and 92%, respectively, for 2019 and 2018. The increase is primarily due to an increase in labor-related costs as a percentage of revenue.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $17 million, or 16%, from $106 million for 2018 to $89 million for 2019, primarily due to a decline in costs for our coil tubing business as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations during the third quarter of 2019 resulting in a decline in cost of revenue. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These declines were partially offset by an increase in costs for our equipment rental and crude oil hauling businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $19 million and $17 million in 2019 and 2018, was 101% and 87%, respectively, for 2019 and 2018.

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

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, accretion and amortization decreased $3 million, or 2%, to $117 million for 2019 from $120 million in 2018. The decrease is primarily due to a decline in intangible asset amortization expense partially offset by an increase in property and equipment depreciation expense.

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

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $7 million and $6 million, respectively, in 2019 and 2018. During 2019, we temporarily shut down our flowback operations, resulting in fixed asset impairments of $4 million during 2019. Additionally, we recorded impairment expense $3 million related to specified drilling rigs and $1 million related to WTL's customer relationship intangible asset during 2019. We recorded impairment expense of $4 million related to specified drilling rigs in 2018 and $1 million related to impairment of intangible assets as a result of the movement of certain cementing equipment from the Utica shale to the Permian basin.

    Operating (Loss) Income. Operating income decreased $522 million to an operating loss of $128 million for 2019 compared to operating income of $394 million for 2018. The decrease is primarily due to a $432 million decline in operating income for our infrastructure services division due to a decline in activity.

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

Non-GAAP Financial Measures

Adjusted EBITDA

    Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-lived assets, inventory obsolescence charges, acquisition related costs, public offering costs, equity based compensation, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2018
Net (loss) income	$(107,607)	$(79,044)	$235,965
Depreciation, depletion, amortization and accretion	95,317	117,033	119,877
Impairment of goodwill	54,973	33,664	3,203
Impairment of other long-lived assets	12,897	7,358	5,652
Inventory obsolescence charges	—	1,349	—
Acquisition related costs	—	45	191
Public offering costs	—	—	982
Equity based compensation	—	—	17,487
Stock based compensation	1,952	4,177	5,425
Interest expense, net	5,397	4,958	3,187
Other (income) expense, net	(34,938)	(42,216)	2,036
(Benefit) provision for income taxes	(12,169)	(12,081)	153,263
Interest on trade accounts receivable	34,130	42,040	—
Adjusted EBITDA	$49,952	$77,283	$547,268

Infrastructure Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2018
Net (loss) income	$(30)	$18,778	$316,185
Depreciation, depletion, amortization and accretion	29,373	30,349	20,206
Impairment of other long-lived assets	—	—	308
Acquisition related costs	—	12	(4)
Public offering costs	—	—	461
Stock based compensation	580	822	2,048
Interest expense	2,775	1,674	421
Other (income) expense, net	(32,437)	(41,949)	555
Provision for income taxes	7,133	7,908	100,774
Interest on trade accounts receivable	32,214	42,040	—
Adjusted EBITDA	$39,608	$59,634	$440,954

Well Completion Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2018
Net loss	$(69,073)	$(39,020)	$(2,587)
Depreciation, depletion, amortization and accretion	30,411	40,159	51,332
Impairment of goodwill	53,406	23,423	—
Impairment of other long-lived assets	4,203	—	143
Acquisition related costs	—	18	39
Public offering costs	—	—	264
Equity based compensation	—	—	17,487
Stock based compensation	527	1,693	1,607
Interest expense	1,130	1,228	1,114
Other (income) expense, net	(2,274)	580	100
Interest on trade accounts receivable	1,888	—	—
Adjusted EBITDA	$20,218	$28,081	$69,499

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2020	2019	2018
Net (loss) income	$(11,324)	$(12,589)	$10,383
Depreciation, depletion, amortization and accretion	9,771	14,050	13,675
Impairment of goodwill	—	2,684	—
Acquisition related costs	—	8	(38)
Public offering costs	—	—	145
Stock based compensation	425	812	788
Interest expense	312	193	291
Other expense, net	1,839	67	859
Interest on trade accounts receivable	3	—	—
Adjusted EBITDA	$1,026	$5,225	$26,103

Drilling Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2018
Net loss	$(16,865)	$(26,117)	$(23,202)
Depreciation, depletion, amortization and accretion	10,039	13,143	18,144
Impairment of other long-lived assets	326	2,955	3,966
Acquisition related costs	—	2	—
Public offering costs	—	—	45
Stock based compensation	203	361	576
Interest expense	454	862	823
Other (income) expense, net	(227)	(9)	461
Adjusted EBITDA	$(6,070)	$(8,803)	$813

Other Services(a)

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2020	2019	2018
Net loss	$(10,315)	$(20,156)	$(64,787)
Depreciation, depletion, amortization and accretion	15,723	19,332	16,520
Impairment of goodwill	1,567	7,557	3,203
Impairment of other long-lived assets	8,368	4,403	1,235
Inventory obsolescence charges	—	1,349	—
Acquisition related costs	—	5	194
Public offering costs	—	—	68
Stock based compensation	217	489	406
Interest expense, net	726	1,001	538
Other (income) expense, net	(1,839)	(905)	61
(Benefit) provision for income taxes	(19,302)	(19,989)	52,489
Interest on trade accounts receivable	25	—	—
Adjusted EBITDA	$(4,830)	$(6,914)	$9,927
a.    Includes results for our aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, equipment manufacturing and infrastructure engineering and design services and corporate related activities. Our corporate related activities do not generate revenue.

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(107,607)	$(79,044)	$235,965
Impairment of goodwill	54,973	33,664	3,203
Impairment of other long-lived assets	12,897	7,358	5,652
Equity based compensation	—	—	17,487
Adjusted net (loss) income	$(39,737)	$(38,022)	$262,307

Basic (loss) earnings per share, as reported	$(2.36)	$(1.76)	$5.27
Impairment of goodwill	1.20	0.75	0.07
Impairment of other long-lived assets	0.28	0.16	0.13
Equity based compensation	—	—	0.39
Adjusted basic (loss) earnings per share	$(0.88)	$(0.85)	$5.86

Diluted (loss) earnings per share, as reported	$(2.36)	$(1.76)	$5.24
Impairment of goodwill	1.20	0.75	0.07
Impairment of other long-lived assets	0.28	0.16	0.13
Equity based compensation	—	—	0.39
Adjusted diluted (loss) earnings per share	$(0.88)	$(0.85)	$5.83

Liquidity and Capital Resources

    We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility. Our primary uses of capital have been for investing in property and equipment used to provide our services and acquire complementary businesses. In July 2019, as a result of oilfield market conditions as well as other factors, which include collections from PREPA, our board of directors suspended our quarterly cash dividend. Future declaration of cash dividends are subject to approval by our board of directors and may be adjusted at its discretion based on market conditions and capital availability.

    As of December 31, 2020, we had outstanding borrowing under our revolving credit facility of $78 million.

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$14,822	$5,872
Revolving credit facility availability	129,787	184,809
Less borrowings	(78,000)	(80,000)
Less letter of credit facilities (bonding program)	(5,000)	—
Less letter of credit facilities (insurance programs)	(3,890)	(4,105)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,877)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	321,328	270,711
Total	$374,897	$372,955

a.    Net working capital (less cash) is a non-GAAP measure and, as of December 31, 2020, is calculated by subtracting total current liabilities of $129 million and cash and cash equivalents of $15 million from total current assets of $465 million. As of December 31, 2019, net working capital (less cash) is calculated by subtracting total current liabilities of $130 million and cash and cash equivalents of $6 million from total current assets of $407 million. Amounts include receivables due from PREPA and Gulfport of $301 million and $28 million, respectively, at December 31, 2020, and $269 million and $7 million, respectively, at December 31, 2019.

    As of February 24, 2021, we had $75 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $42 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit.

Liquidity and Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$6,967	$(95,318)	$386,668
Net cash used in investing activities	(2,295)	(33,224)	(211,955)
Net cash provided by (used in) financing activities	4,266	66,702	(112,592)
Effect of foreign exchange rate on cash	12	87	(133)
Net change in cash	$8,950	$(61,753)	$61,988

Operating Activities

    Net cash provided by (used in) operating activities was $7 million, ($95) million and $387 million, respectively, for the years ended December 31, 2020, 2019 and 2018. The increase in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable and cash outflows for income tax payments during 2019.

Investing Activities

    Net cash used in investing activities was $2 million, $33 million and $212 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Net cash used for acquisitions totaled $21 million for 2018. We did not make any acquisitions during 2020 or 2019. Substantially all remaining cash used in investing activities was used to purchase property and equipment that is utilized to provide our services, which was partially offset by proceeds from the disposal of property and equipment.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Infrastructure services(a)	$258	$3,456	$99,006
Well completion services(b)	4,358	14,703	33,774
Natural sand proppant services(c)	1,073	2,877	17,935
Drilling services(d)	432	3,156	8,698
Other(e)	716	11,569	32,530
Total capital expenditures	$6,837	$35,761	$191,943
a.    Capital expenditures primarily for truck, tooling and equipment purchases for new infrastructure crews for the years ended December 31, 2020, 2019 and 2018.
b.    Capital expenditures primarily for various pressure pumping and water transfer equipment for the years ended December 31, 2020, 2019 and 2018.
c.    Capital expenditures primarily for the upgrade and expansion of our plants for the year ended December 31, 2018 and maintenance for the years ended December 31, 2020 and 2019.

d.    Capital expenditures primarily for directional drilling equipment for the year ended December 31, 2020 and upgrades to our rig fleet for the years ended December 31, 2019 and 2018.
e.    Capital expenditures primarily for equipment for our equipment rental and crude hauling businesses for the years ended December 31, 2019 and 2018 and various equipment for the year ended December 31, 2020.

Financing Activities

    Net cash provided by (used in) financing activities was $4 million, $67 million and ($113) million, respectively, for the years ended December 31, 2020, 2019 and 2018. Net cash provided by financing activities for the year ended December 31, 2020 was primarily attributable to proceeds of $5 million received from a sale leaseback transaction and proceeds of $5 million received from a note payable, partially offset by net payments under our revolving credit facility of $2 million, principal payment on financing leases and equipment notes of $2 million and payment of debt issuance costs of $1 million. Net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net borrowings under our revolving credit facility of $80 million, partially offset by dividends paid of $11 million. Net cash used in financing activities for the year ended December 31, 2018 was primarily attributable to net repayments under our revolving credit facility of $100 million and cash dividends paid totaling $11 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount, $0.1 million and ($0.1) million, respectively, for the years ended December 31, 2020, 2019 and 2018. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $336 million and $277 million, respectively, at December 31, 2020 and 2019. Our cash balances totaled $15 million and $6 million, respectively, at December 31, 2020 and 2019.

Our Revolving Credit Facility

     On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At December 31, 2020, we had outstanding borrowings under our revolving credit facility of $78 million and $39 million of available borrowing capacity, after giving effect to $13 million of outstanding letters of credit. As of December 31, 2020, we were in compliance with the covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 11. Debt to our consolidated financial statements included elsewhere in this report.

Sale Leaseback Transaction

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36 month lease agreement whereby we will lease back the assets at a monthly rental rate of $0.1 million. Under the agreement, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease term.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants.

Capital Requirements and Sources of Liquidity

    During 2020, our capital expenditures totaled $7 million and included $0.3 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews, $4 million in our well completion segment primarily related to various pressure pumping and water transfer equipment, $1 million in our natural sand proppant services segment for various maintenance equipment, $0.4 million in our drilling services segment primarily for upgrades to our rig fleet and $1 million for our other businesses primarily related to equipment additions for our equipment rental business.

    During 2021, we currently estimate that our aggregate capital expenditures will be $9 million, depending upon industry conditions and our financial results. These capital expenditures include $6 million in our infrastructure segment for assets for additional crews, $2.5 million in our well completion segment for conversion of a portion of our fleet to include DGB capabilities and maintenance to our existing pressure pumping fleet and $0.5 million for our other divisions, primarily for additional equipment for our rental business.

    We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA and Gulfport). Further, significant additional capital expenditures could be required to conduct our operations. Accordingly, there can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to meet our operating needs and/or maintain planned or future levels of capital expenditures. In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2021 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures and/or complete acquisitions that may be favorable to us will be impaired.

Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Revolving credit facility(a)	$78,000	$—	$78,000	$—	$—
Interest and commitment fees on revolving credit facility(b)	8,666	3,098	5,568	—	—
Aviation note(c)	4,958	1,389	3,240	329	—
Sale leaseback arrangement(d)	4,563	1,619	2,944	—	—
Operating lease obligations(e)	21,210	9,150	9,537	2,104	419
Financing lease obligations(f)	6,551	1,682	3,094	1,107	668
Equipment financing obligations(g)	1,221	731	490	—	—
Purchase commitments (h)	800	698	102	—	—
Capital purchase commitments (i)	1,275	1,275	—	—	—
	$127,244	$19,642	$102,975	$3,540	$1,087

a.Excludes interest payments.
b.Assumption of revolving credit facility balance outstanding as of December 31, 2020 of $78 million using the weighted average interest rate as of December 31, 2020 of 3.72%
c.Assumption of an interest rate of 5%.
d.Obligations under a sale leaseback arrangement for a portion of our infrastructure segment assets.
e.Operating lease obligations primarily relate to rail cars, real estate and other equipment.

f.Financing lease obligations primarily relate to equipment for our infrastructure segment.
g.Equipment financing obligations primarily relate to vehicles and other equipment for our well completion segment.
h.Purchase commitments are comprised primarily of software subscriptions.
i.Obligations arising from capital improvements and equipment purchases

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

Aggregate future minimum payments under these agreements in effect at December 31, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments(a)
2020	$1,275	$698
2021	—	93
2022	—	9
2023	—	—
2024	—	—
Thereafter	—	—
	$1,275	$800

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
Use of Estimates. In preparing the financial statements, our management makes informed judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to our sand reserves and their impact on calculating depletion expense, allowance for doubtful accounts, asset retirement obligations, reserves for self-insurance, depreciation and amortization of property and equipment, business combination valuations, amortization of intangible assets, and future cash flows and fair values used to assess recoverability and impairment of long-lived assets, including goodwill, estimates of income taxes and the estimated effects of litigation and other contingencies.
Revenue Recognition. On January 1, 2018, we adopted the new revenue guidance under ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The adoption of ASC 606 did not have a material impact on our consolidated financial statements. Our primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, equipment manufacturing and infrastructure engineering and design services.
Infrastructure Services. Infrastructure services are typically provided pursuant to master service agreements, repair and maintenance contracts or fixed price and non-fixed price installation contracts. Pricing under these contracts may be unit priced, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis). Generally, we account for infrastructure services as a single performance obligation satisfied over time. In certain circumstances, we supply materials that are utilized during the jobs as part of the agreement with the customer. We account for these infrastructure agreements as multiple performance obligations satisfied over time. Revenue is recognized over time as work progresses based on the days completed or as the contract is completed. Under certain customer contracts in our infrastructure services segment, we warrant equipment and labor performed for a specified period following substantial completion of the work.

Well Completion Services. Well completion services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Generally, we account for well completion services as a single performance obligation satisfied over time. In certain circumstances, we supply proppant that is utilized for pressure pumping as part of the agreement with the customer. These pressure pumping agreements are accounted for as multiple performance obligations satisfied over time. Jobs for well completion services are typically short-term in nature and range from a few hours to multiple days. Generally, revenue is recognized over time upon the completion of each segment of work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel.

Pursuant to a contract with Gulfport, we have agreed to provide that customer with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. We have the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to us for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above.

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

Drilling Services. Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were recognized over the days of actual drilling. As a result of market conditions, we temporarily shutdown our contract land drilling operations beginning in December 2019 and our rig moving operations beginning in April 2020.

Other Services. During the periods presented in this report, we also provided aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, equipment manufacturing and infrastructure engineering and design services, which are reported under other services. As a result of market conditions, we have temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. Other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Allowance for Doubtful Accounts. We regularly review receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event we expect that a customer may not be able to make required payments, we would increase the allowance through a charge to income in the period in which that determination is made. If it is determined that previously reserved amounts are collectible, we would decrease the allowance through a credit to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once a final determination is made regarding their uncollectability.
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
Litigation and Contingencies. Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.

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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. We adopted this standard effective January 1, 2020. It did not have a material impact on the our consolidated financial statements.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $15 million at December 31, 2020. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At December 31, 2020, we had outstanding borrowings under our revolving credit facility of $78 million with a weighted average interest rate of 3.72%. A 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $1 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our energy services business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2020, we had $2 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a decrease in pre-tax income of approximately $0.04 million as of December 31, 2020. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the ongoing COVID-19 pandemic, the depressed commodity price environment, the reduced demand for oil and oilfield services and adverse macroeconomic conditions. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 20. Commitments and Contingencies—Litigation of our consolidated financial statements contained elsewhere in this annual report.

Seasonality

    We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide well completion and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. For the years ended December 31, 2020, 2019 and 2018, we generated approximately 35%, 43% and 17%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 or 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2020, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2020.
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

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2020.

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

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2020.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on November 15, 2016).
4.1	Description of Securities of the Company (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 2, 2020).
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

10.31#
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

10.40
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 26, 2020 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 2, 2020).

10.41
N745BW Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation Services LLC and Cobra Acquisitions LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.42
N745MB Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.43
N810LA Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.44
N902TX Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.45
N904AF Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

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

MAMMOTH ENERGY SERVICES, INC.
Date:	February 26, 2021	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arty Straehla	Chief Executive Officer (principal executive officer) and Director	February 26, 2021
Arty Straehla

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	February 26, 2021
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	February 26, 2021
Arthur Amron

/s/ James D. Palm	Director	February 26, 2021
James D. Palm

/s/ Paul Jacobi	Director	February 26, 2021
Paul Jacobi

/s/ Arthur Smith	Director	February 26, 2021
Arthur Smith

/s/ Corey Booker	Director	February 26, 2021
Corey Booker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of the receivable balances from PREPA

As described further in Note 2 and Note 20 to the consolidated financial statements, Cobra Acquisitions LLC (“Cobra”) and the Puerto Rico Electric Power Authority (“PREPA”) entered into an emergency master services agreement in October 2017 and a master service contract in May 2018 for repairs to PREPA’s electrical grid due to damage caused by Hurricane Maria in 2017. As of December 31, 2020, the consolidated financial statements include accounts receivable from PREPA for approximately $227 million for services performed as well as receivables of approximately $74 million of interest charges on delinquent balances (collectively, “PREPA Receivable”). PREPA is currently subject to bankruptcy proceedings that are currently pending in the U.S. District Court for the District of Puerto Rico. Furthermore, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former U.S. Department of Homeland Security - Federal Emergency Management Agency (“FEMA”) official and the former president of Cobra. The Company is cooperating with the Department of Justice in the criminal matter and neither the Company nor any of its subsidiaries were charged in the indictment. However, adverse developments in the ongoing criminal investigation and/or related litigation may affect PREPA’s willingness or intent to remit payment to Cobra. We identified the collectability of the receivable balances associated with the PREPA receivable as a critical audit matter.

The principal considerations for our determination that the collectability of the PREPA receivable is a critical audit matter include the high degree of estimation uncertainty resulting from significant management judgment. Given that FEMA ultimately provides the funds to repay the PREPA receivable, and given the related litigation described in Notes 2 and 20, management’s qualitative evaluation of the PREPA receivable and the determination of PREPA’s ability and intent to remit payment required a high degree of auditor judgment and an increased extent of effort to assess the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the collectability of the receivable balances from PREPA included the following, among others.
•We obtained an understanding and evaluated the design and operating effectiveness of management’s controls over the collectability of the receivable balances from PREPA.
•We evaluated the qualitative assessment performed by management by performing the following:
◦We inquired of management and internal and external legal counsel to confirm our understanding of the facts and circumstances related to collectability of the PREPA receivable and status of the related litigation. Additionally, we evaluated responses to inquiry letters sent to internal and external legal counsel and obtained written representations from management related to the collectability of the PREPA receivable and related litigation. Through such procedures, we assessed the reasonableness of management’s conclusions that PREPA has the intent and ability to pay the receivable and whether a loss was probable or reasonably possible.
•We assessed the sufficiency of management’s disclosures related to the PREPA receivable and related litigation.

Fair value measurements used to record impairment of long-lived assets and goodwill

As described further in Note 7 to the consolidated financial statements, oil prices declined significantly in March 2020 as a result of geopolitical events that increased the global supply of oil in the market as well as effects of the COVID-19 pandemic which reduced the global demand for oil. As a result, the Company determined that impairment indicators existed, and it was more likely than not that the fair value of certain of its oilfield services assets and of its reporting units were less than their carrying value. Therefore, the Company performed an interim quantitative impairment test that resulted in recording $12.9 million of impairment of other long-lived assets and $55.0 million of impairment of goodwill. The Company measured the fair values of long-lived assets using direct and indirect observable inputs based on a market approach and measured the fair value of the reporting units using a combination of income and market approaches. The significant assumptions include the anticipated cash flows, discount rate, terminal growth rate, selection of an appropriate peer group and valuation multiples. Changes in these inputs could have a significant impact on the estimated fair values of the long-lived assets and reporting units. We identified the fair value measurements used to measure the impairment of long-lived assets and goodwill as a critical audit matter.

The principal considerations for our determination that the fair value measurements used to record impairment of long-lived assets and goodwill as a critical audit matter are the degree of complexity and subjectivity inherent in determining management’s estimates used in developing the fair value measurements of the underlying long-lived assets and reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assumptions.

Our audit procedures related to the fair value measurements used to record impairment of long-lived assets and goodwill included the following, among others.

•We evaluated the reasonableness of management’s cash flow projections by comparing such projections to historical Company results and available industry data.
•We utilized our valuation specialists to assist in evaluating the Company’s discounted cash flow model and certain significant assumptions, including those discussed above. This included the evaluation of peer group and valuation multiples used within the fair value measurement of goodwill.
•We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value measurements that would result from such changes in the key assumptions, specifically management’s anticipated cash flows and terminal growth rate, as well as the discount rate used to record impairment of goodwill.
•We evaluated the qualifications of, and the methodologies employed by, the third-party specialists utilized by management.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Oklahoma City, Oklahoma
February 26, 2021

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2020	2019
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$14,822	$5,872
Short-term investment	1,750	—
Accounts receivable, net	393,112	363,053
Receivables from related parties, net	28,461	7,523
Inventories	12,020	17,483
Prepaid expenses	13,825	12,354
Other current assets	758	695
Total current assets	464,748	406,980

Property, plant and equipment, net	251,262	352,772
Sand reserves	65,876	68,351
Operating lease right-of-use assets	20,179	43,446
Intangible assets, net - customer relationships	408	583
Intangible assets, net - trade names	4,366	5,205
Goodwill	12,608	67,581
Other non-current assets	5,115	7,467
Total assets	$824,562	$952,385

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$40,316	$39,220
Payables to related parties	3	526
Accrued expenses and other current liabilities	44,408	40,754
Current operating lease liability	8,618	16,432
Current portion of long-term debt	1,165	—
Income taxes payable	34,088	33,465
Total current liabilities	128,598	130,397

Long-term debt, net of current portion	81,338	80,000
Deferred income tax liabilities	24,741	36,873
Long-term operating lease liability	11,377	27,102
Asset retirement obligations	4,746	4,241
Other long-term liabilities	10,435	5,031
Total liabilities	261,235	283,644

COMMITMENTS AND CONTINGENCIES (Note 20)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,769,283 and 45,108,545 issued and outstanding at December 31, 2020 and 2019	458	451
Additional paid in capital	537,039	535,094
Retained earnings	28,895	136,502
Accumulated other comprehensive loss	(3,065)	(3,306)
Total equity	563,327	668,741
Total liabilities and equity	$824,562	$952,385

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2020	2019	2018
REVENUE	(in thousands, except per share amounts)
Services revenue	$234,081	$452,594	$1,471,085
Services revenue - related parties	43,091	102,624	118,183
Product revenue	28,404	42,105	75,766
Product revenue - related parties	7,500	27,689	25,050
Total revenue	313,076	625,012	1,690,084

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $85,481, $102,901 and $106,127, respectively, for 2020, 2019 and 2018)	205,657	451,206	961,205
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2020, 2019 and 2018)	418	4,770	5,885
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $9,758, $14,039 and $13,668, respectively, for 2020, 2019 and 2018)	25,946	87,812	126,714
Selling, general and administrative (Note 13)	66,427	49,705	71,199
Selling, general and administrative - related parties (Note 13)	758	1,847	1,898
Depreciation, depletion, amortization and accretion	95,317	117,033	119,877
Impairment of goodwill	54,973	33,664	3,203
Impairment of other long-lived assets	12,897	7,358	5,652
Total cost and expenses	462,393	753,395	1,295,633
Operating (loss) income	(149,317)	(128,383)	394,451

OTHER INCOME (EXPENSE)
Interest expense, net	(5,397)	(4,958)	(3,187)
Other, net	33,048	42,216	(2,036)
Other, net - related parties	1,890	—	—
Total other income (expense)	29,541	37,258	(5,223)
(Loss) income before income taxes	(119,776)	(91,125)	389,228
(Benefit) provision for income taxes	(12,169)	(12,081)	153,263
Net (loss) income	$(107,607)	$(79,044)	$235,965

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($54), ($203) and $397, respectively, for 2020, 2019 and 2018	241	775	(1,420)
Comprehensive (loss) income	$(107,366)	$(78,269)	$234,545

Net (loss) income per share (basic) (Note 16)	$(2.36)	$(1.76)	$5.27
Net (loss) income per share (diluted) (Note 16)	$(2.36)	$(1.76)	$5.24
Weighted average number of shares outstanding (Note 16)	45,644	45,011	44,750
Weighted average number of shares outstanding, including dilutive effect (Note 16)	45,644	45,011	45,021

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2018	44,589	$446	$2,001	$508,010	$(2,661)	$507,796
Equity based compensation (Note 17)	—	—	—	17,487	—	17,487
Stock based compensation	288	3	—	5,422	—	5,425
Net income	—	—	235,965	—	—	235,965
Cash dividends declared ($0.25 per share)	—	—	(11,201)	—	—	(11,201)
Other comprehensive loss	—	—	—	—	(1,420)	(1,420)
Balance at December 31, 2018	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	232	2	—	4,175	—	4,177
Net loss	—	—	(79,044)	—	—	(79,044)
Cash dividends declared ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	775	775
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	660	7	—	1,945	—	1,952
Net loss	—	—	(107,607)	—	—	(107,607)
Other comprehensive income	—	—	—	—	241	241
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities	(in thousands)
Net (loss) income	$(107,607)	$(79,044)	$235,965
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Equity based compensation (Note 17)	—	—	17,487
Stock based compensation	1,952	4,177	5,425
Depreciation, depletion, amortization and accretion	95,317	117,033	119,877
Amortization of coil tubing strings	359	1,641	2,193
Amortization of debt origination costs	831	326	387
Bad debt expense (recoveries) (Note 2)	21,958	1,434	(14,578)
(Gain) loss on disposal of property and equipment	(1,379)	55	947
Impairment of goodwill	54,973	33,664	3,203
Impairment of other long-lived assets	12,897	7,358	5,652
Inventory obsolescence	—	1,349	—
Deferred income taxes	(12,186)	(42,639)	52,226
Other	(143)	(986)	16
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,621)	(27,006)	(78,840)
Receivables from related parties	(40,333)	3,641	22,624
Inventories	5,103	830	(5,502)
Prepaid expenses and other assets	1,996	(1,040)	1,423
Accounts payable	2,526	(25,968)	(64,966)
Payables to related parties	(522)	156	(1,008)
Accrued expenses and other liabilities	3,198	(18,800)	15,445
Income taxes payable	648	(71,499)	68,692
Net cash provided by (used in) operating activities	6,967	(95,318)	386,668

Cash flows from investing activities:
Purchases of property and equipment	(6,761)	(35,417)	(187,285)
Purchases of property and equipment from related parties	(76)	(344)	(4,658)
Business acquisitions, net	—	—	(20,824)
Contributions to equity investee	(490)	(680)	(702)
Proceeds from disposal of property and equipment	6,782	3,217	1,514
Purchase of short-term investment	(1,750)	—	—
Net cash used in investing activities	(2,295)	(33,224)	(211,955)

Cash flows from financing activities:
Borrowings on long-term debt	35,351	156,000	77,000
Repayments of long-term debt	(32,800)	(76,000)	(176,900)
Proceeds from sale leaseback transaction	5,000	—	—
Payments on sale leaseback transaction	(268)	—	—
Dividends paid	—	(11,219)	(11,201)
Principal payments on financing leases and equipment financing notes	(1,966)	(2,079)	(292)
Debt issuance costs	(1,051)	—	(1,199)
Net cash provided by (used in) financing activities	4,266	66,702	(112,592)
Effect of foreign exchange rate on cash	12	87	(133)
Net increase (decrease) in cash and cash equivalents	8,950	(61,753)	61,988
Cash and cash equivalents at beginning of period	5,872	67,625	5,637
Cash and cash equivalents at end of period	$14,822	$5,872	$67,625

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$4,729	$4,741	$3,212
Cash (recovered) paid for income taxes	$(617)	$110,848	$32,757
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,312	$2,303	$11,908
Right-of-use assets obtained for financing lease liabilities	$2,431	$3,721	$—

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

Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant and drilling services. Additionally, the Company provides aviation services, coil tubing services, equipment rentals, crude oil hauling, full service transportation, remote accommodation services, equipment manufacturing and infrastructure engineering and design services. The Company was incorporated in Delaware in June 2016.

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

At December 31, 2020 and December 31, 2019, Wexford and Gulfport beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	December 31, 2020		December 31, 2019
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,055,766	48.2%	22,045,273	48.9%
Gulfport	9,829,548	21.5%	9,829,548	21.8%
Outstanding shares owned by related parties	31,885,314	69.7%	31,874,821	70.7%
Total outstanding	45,769,283	100.0%	45,108,545	100.0%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operations

The Company's infrastructure services include construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company's well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's drilling services include drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other services, including aviation, coil tubing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, equipment manufacturing and infrastructure engineering and design services.

Substantially all of the Company’s operations are in North America. During certain of the periods presented in this report, the Company provided its infrastructure services primarily in the northeast, southwest and midwest portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or further decreases in the commodity prices for oil and natural gas would have a material effect on the Company’s results of operations and financial condition.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the Company's sand reserves and their impact on calculating depletion expense, allowance for doubtful accounts, asset retirement obligations, reserves for self-insurance, depreciation and amortization of property and equipment, business combination valuations, amortization of intangible assets and future cash flows, fair values used to assess recoverability and impairment of long-lived assets, including goodwill, estimates of income taxes and the estimated effects of litigation and other contingencies.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

Cash and Cash Equivalents and Short-Term Investment
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2020, we had $2.2 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts. The Company's short-term investment consists of a certificate of deposit with a maturity over 90 days.

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer's risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in other income when chargeable and collectability is reasonably assured.

During certain of the periods presented, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the years ended December 31, 2020 and 2019, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $32.2 million and $42.0 million, respectively. These amounts are included in other, net on the consolidated statement of comprehensive (loss) income. Included in “accounts receivable, net” on the condensed consolidated balance sheets as of December 31, 2020 and 2019 were interest charges of $74.3 million and $42.0 million, respectively.

The Company's subsidiaries Stingray Pressure Pumping and Muskie are party to a pressure pumping and a sand supply contract with Gulfport. On November 13, 2020, Gulfport filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. During the year ended December 31, 2020, the Company recorded revenue of $50.0 million and interest of $1.9 million on delinquent trade accounts receivable pursuant to the terms of those contracts.

The Company regularly reviews receivables and provides for expected losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, payment history, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company expects that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made. If it is determined that previously reserved amounts are collectible, the Company would decrease the allowance through a credit to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once a final determination is made regarding their uncollectability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Balance, January 1, 2018	$21,737
Additions charged to bad debt expense	1,528
Recoveries of receivables previously charged to bad debt expense	(16,117)
Deductions for uncollectible receivables written off	(1,950)
Balance, December 31, 2018	5,198
Additions charged to bad debt expense	1,771
Recoveries of receivables previously charged to bad debt expense	(337)
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	5,154
Additions charged to bad debt expense	22,705
Additions charged to other selling, general and administrative expense	3,950
Additions charged to other, net - related parties	1,427
Recoveries of receivables previously charged to bad debt expense	(747)
Deductions for uncollectible receivables written off	(2,350)
Balance, December 31, 2020	$30,139

During the year ended December 31, 2018, the Company received payment from PREPA of $16.0 million for amounts reserved at December 31, 2017. As a result, the Company reversed the 2017 additions to the allowance for doubtful accounts from PREPA in 2018.
On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and attorneys’ fees of $1.8 million. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. The Company had accounts receivable due from Gulfport totaling $28.4 million as of December 31, 2020, which is included in “receivables from related parties, net” on the condensed balance sheets. This balance includes pre-petition receivables of $24.3 million and post-petition receivables of $4.1 million.

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $3.3 million, $1.8 million and $1.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018. These additions were charged to bad debt expense based on the factors described above. Additionally, during the year ended December 31, 2020, the Company recorded additions to allowance for doubtful accounts of $2.2 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of December 31, 2020, PREPA owed the Company approximately $227.0 million for services performed, excluding $74.3 million of interest charged on these delinquent balances as of December 31, 2020. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

Coil tubing strings of various widths, diameters and lengths are included in inventory. The strings are used in providing specialized services to customers who are primarily operators of oil or gas wells and are used at various rates based on factors such as well conditions (i.e. pressure and friction), vertical and horizontal length of the well, running speed of the string in the well and total running feet accumulated to the string. The Company obtains usage information from data acquisition software and other established assessment methods and attempts to amortize the strings over their estimated useful life. In no event will a string be amortized over a period longer than 12 months. Amortization of coil strings is included in services cost of revenue in the consolidated statements of comprehensive (loss) income and totaled $0.4 million, $1.6 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If it is determined that an impairment exists, an impairment charge is recognized for the excess of carrying value over implied fair value. The fair value is determined using a combination of the income and market approaches. See Notes 7 and 8 for additional disclosures related to goodwill.

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

Following is a roll forward of the Company's asset retirement obligations for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance as of beginning of period	$4,241	$3,164
Additions	372	952
Accretion expense	115	120
Foreign currency translation adjustment	18	5
Asset retirement obligation as of end of period	$4,746	$4,241

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

Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. See Notes 7 and 8 for additional disclosures related to intangible assets.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, trade payables, amounts receivable or payable to related parties and long-term debt. The carrying amount of cash and cash

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equivalents, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of long-term debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 and its related amendments (collectively, “ASC 606”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. See Note 3 for additional discussion of the Company's revenue.

The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $32.3 million and $42.1 million, respectively, of unbilled revenue included in accounts receivable, net in the consolidated balance sheets at December 31, 2020 and 2019. The Company had $1.5 million and $1.3 million, respectively, of unbilled revenue included in receivables from related parties, net in the consolidated balance sheets at December 31, 2020 and 2019. The Company had $8.3 million and $7.2 million, respectively, of deferred revenue included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2020 and 2019.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. During the years ended December 31, 2020 and 2019, no uncertain tax positions existed. Penalties and interest, if any, are recognized in selling, general and administrative expense and interest expense, respectively.

Litigation and Contingencies

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates.

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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2020 and 2019, there were no probable environmental matters.

Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) included certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2020 and 2019 and revenues derived for the years ended December 31, 2020, 2019 and 2018:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2020	2019	2018	2020	2019
Customer A(a)	—%	15%	60%	71%	73%
Customer B(b)	16%	20%	8%	7%	2%
Customer C(c)	15%	—%	—%	6%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B is a related party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's well completion services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. It did not have a material impact on the Company's consolidated financial statements.

3.     Revenues
The Company's primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportations, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services. See Note 21 for the Company's revenue disaggregated by type.

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

Well Completion Services
Well completion services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Generally, the Company accounts for well completion services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies proppant that is utilized for pressure pumping as part of the agreement with the customer. The Company accounts for these pressure pumping agreements as multiple performance obligations satisfied over time. Jobs for these services are typically short-term in nature and range from a few hours to multiple days. Generally, revenue is recognized over time upon the completion of each segment of work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a contract with Gulfport, Stingray Pressure Pumping has agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages to which we may be entitled.

During the year ended December 31, 2020, Stingray Pressure Pumping generated $38.5 million in pre-petition revenues and $3.9 million in post-petition revenues under this contract with Gulfport. As of November 13, 2020, Gulfport owed Stingray Pressure Pumping approximately $43.4 million, which included interest charges of $3.2 million and attorneys’ fees of $1.7 million. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, Stingray Pressure Pumping recorded reserves on its pre-petition receivables due from Gulfport for services, interest and attorneys’ fees of $16.2 million, $1.4 million and $1.7 million, respectively, during the year ended December 31, 2020. See Notes 13 and 20 below.

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

Certain of the Company's sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of December 31, 2020 and 2019, the Company had deferred revenue totaling $7.9 million and $7.2 million, respectively, related to shortfall payments. These amounts are included in accrued expenses and other current liabilities on the consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue totaling $24.8 million, $2.8 million and $1.5 million, respectively, related to shortfall payments.

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

Pursuant to its contract with Gulfport, Muskie has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for services and damages that we may be entitled to. During the year ended December 31, 2020, Muskie generated $6.5 million in pre-petition revenues and $1.0 million in post-petition revenues under this contract with Gulfport. As of November 13, 2020, Gulfport owed Muskie approximately $3.4 million, which included interest charges of $0.04 million and attorneys’ fees of $0.02 million. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, Muskie recorded reserves on its pre-petition receivables due from Gulfport for services, interest and attorneys’ fees of $3.1 million, $0.04 million and $0.02 million, respectively, during the year ended December 31, 2020. See Notes 13 and 20 below.

Drilling Services
Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were recognized over the days of actual drilling. As a result of market conditions, the Company temporarily shut down its contract land drilling operations beginning in December 2019 and its rig moving operations beginning in April 2020.

Other Services
During the periods presented, the Company also provided aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations, equipment manufacturing and infrastructure engineering and design services, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in July 2019 and its coil tubing and full service transportation operations beginning in July 2020. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, January 1, 2018	$15,000
Deduction for recognition of revenue	(15,000)
Increase for deferral of shortfall payments	4,246
Increase for deferral of customer prepayments	58
Balance, December 31, 2018	4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	7,244
Deduction for recognition of revenue	(25,047)
Increase for deferral of shortfall payments	25,436
Increase for deferral of customer prepayments	648
Balance, December 31, 2020	$8,281

The Company did not have any contract assets as of December 31, 2020, December 31, 2019 or December 31, 2018.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the year ended December 31, 2020. As of December 31, 2020, the Company had unsatisfied performance obligations totaling $41.8 million, which will be recognized over the next 13 months.

4.    Acquisitions
Acquisition of Air Rescue Systems and Brim Equipment Assets
On December 21, 2018, Cobra Aviation, a variable interest entity of the Company, completed a series of transactions that provided for an expansion of its aviation service business. These transactions included (i) the acquisition of all outstanding equity interests in ARS, (ii) the purchase of two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment Leasing, Inc. (“Brim Equipment”) (the “Brim Equipment Assets”) and (iii) the formation of a joint venture between Cobra Aviation and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, under the name of Brim Acquisitions LLC (“Brim Acquisitions”), which acquired all outstanding equity interest in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions initial capital of $2.0 million.

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

From the acquisition date through December 31, 2020, ARS and the Brim Equipment Assets provided the following activity (in thousands):

	2020	2019	2018	2020	2019	2018
	ARS			Brim Equipment Assets
Revenues	$1,054	$2,153	$—	$155	$2,616	$—
Net loss(a)	(359)	(546)	(25)	(86)	(1,056)	—
a.    Includes depreciation expense of $0.3 million, $0.3 million and $0.02 million, respectively, for ARS for 2020, 2019 and 2018 and $0.4 million and $0.4 million for the Brim Equipment Assets for 2020 and 2019.

The Company recognized $0.3 million of transaction related costs during the year ended December 31, 2018 related to

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

From the acquisition date through December 31, 2020, WTL provided the following activity (in thousands):

	2020	2019	2018
Revenues	$1,897	$8,413	$7,511
Net loss(a)	(5,486)	(2,719)	(149)
a.    Includes depreciation and amortization expense of $1.4 million, $2.2 million and $1.0 million, respectively, for 2020, 2019 and 2018, and impairment expense totaling $4.8 million for 2020.

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

From the acquisition date through December 31, 2020, RTS provided the following activity (in thousands):

	2020	2019	2018
Revenues	$—	$2,456	$6,682
Net loss(a)	(2,018)	(6,458)	(3,210)
a.    As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations beginning in July 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
b.    Includes depreciation expense of $1.7 million, $2.3 million and $0.9 million, respectively, for 2020, 2019 and 2018.

The Company recognized $0.1 million of transaction related costs during the year ended December 31, 2018 related to this acquisition.

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations beginning in July 2019. As a result, the Company impaired the balance of RTS's goodwill totaling $0.1 million. In addition, the Company wrote-off obsolete inventory totaling $0.2 million.

5.    Inventories
A summary of the Company's inventories is shown below (in thousands):

	December 31,
	2020	2019
Supplies	$6,312	$9,598
Raw materials	613	746
Work in process	3,478	4,608
Finished goods	1,617	2,531
Total inventory	$12,020	$17,483

As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in 2019. As a result of this, the Company wrote-off obsolete inventory totaling $1.3 million during the year ended December 31, 2019.

6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2020	2019
Pressure pumping equipment	3-5 years	$217,945	$216,627
Drilling rigs and related equipment	3-15 years	113,146	117,783
Machinery and equipment	7-20 years	172,272	190,221
Buildings(a)	15-39 years	48,776	47,859
Vehicles, trucks and trailers	5-10 years	111,911	135,724
Coil tubing equipment	4-10 years	8,541	29,438
Land	N/A	13,417	13,687
Land improvements	15 years or life of lease	10,133	10,135
Rail improvements	10-20 years	13,793	13,802
Other property and equipment(b)	3-12 years	18,640	18,880
		728,574	794,156
Deposits on equipment and equipment in process of assembly(c)		3,191	6,627
		731,765	800,783
Less: accumulated depreciation(d)		480,503	448,011
Total property, plant and equipment, net		$251,262	$352,772
a.Included in Buildings at December 31, 2020 and 2019 are costs of $7.6 million and $6.7 million, respectively, related to assets under operating leases.
b.Included in Other property and equipment at December 31, 2020 and 2019 are costs of $6.0 million and $6.5 million, respectively, related to assets under operating leases.
c.Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
d.Includes accumulated depreciation of $5.0 million and $3.5 million at December 31, 2020 and 2019, respectively, related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment, damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2020, 2019 and 2018, proceeds from the sale of equipment damaged or lost down-hole were $0.7 million, a nominal amount and $1.0 million, respectively, and gain on sales of equipment damaged or lost down-hole were $0.7 million, a nominal amount and $0.9 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in other, net on the consolidated statement of comprehensive (loss) income. For the years ended December 31, 2020, 2019 and 2018, proceeds from the sale of equipment were $6.1 million, $3.2 million and $0.8 million, respectively, and gains (losses) from the sale or disposal of equipment were $0.7 million, ($0.1) million and ($1.8) million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Depreciation expense	$93,332	$112,435	$107,634
Accretion and depletion expense	970	3,477	3,539
Amortization expense	1,014	1,121	8,704
Depreciation, depletion, amortization and accretion	$95,317	$117,033	$119,877

7.    Impairments

Impairment of Goodwill
Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value. Therefore, the Company performed an interim goodwill impairment test. The Company impaired goodwill associated with Stingray Pressure Pumping, Silverback and WTL, resulting in a $55.0 million impairment charge during the first quarter of 2020. The Company performed an assessment of goodwill during the fourth quarter of 2020 and determined that the fair value of its goodwill was greater than its carrying value. Therefore, no additional impairment was necessary at December 31, 2020. To determine fair value, the Company used a combination of the income and market approaches. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Other Long-Lived Assets
A summary of impairment of other long-lived assets is as follows (in thousands):

	December 31,
	2020	2019	2018
Water transfer equipment	$4,203	$—	$—
Crude oil hauling equipment	3,275	—	—
Coil tubing equipment	2,160	—	—
Flowback equipment	1,514	—	—
Rental equipment	1,308	—	—
Drilling rigs and related equipment	—	2,955	3,966
Other property, plant and equipment	437	3,557	307
Intangible assets	—	846	1,379
	$12,897	$7,358	$5,652

Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its oilfield services assets were less than their carrying value. Therefore, the Company performed an interim impairment test. As a result of the test, the Company recorded impairments totaling $12.9 million to its fixed assets during the first quarter of 2020. The Company measured the fair values of these assets using direct and indirect observable inputs (Level 2) based on a market approach.

For the year ended December 31, 2019, the Company recognized impairments related to drilling rig assets and other property, plant and equipment of $3.0 million and $3.6 million, respectively. These assets were deemed impaired based on future expected cash flows of the equipment. The Company measured the fair value of its drilling rig assets at December 31, 2019 using direct and indirect observable inputs (Level 2) based on a market approach. The Company measured the fair values of its other property, plant and equipment at December 31, 2019 using direct and indirect observable inputs (Level 2) based on a market approach. The Company determined the fair value of WTL's non-contractual customer relationships was less than their carrying value, resulting in impairment expense of $0.8 million during the year ended December 31, 2019. Additionally, during the third quarter of 2019, the Company temporarily shut down its flowback operations, resulting in impairment of non-contractual customer relationships of $0.1 million.

For the year ended December 31, 2018, the Company recognized impairments related to drilling rig assets and other property, plant and equipment of $4.0 million and $0.3 million, respectively. These assets were deemed impaired based on future expected cash flows of the equipment. The Company measured the fair values of its drilling rigs and other property, plant and equipment at December 31, 2018 using direct and indirect observable inputs (Level 2) based on a market approach. During the year ended December 31, 2018, the Company moved Cementing's equipment from the Utica shale to the Permian basin. As a result, the Company recognized impairment on Cementing's intangible assets, including non-contractual customer relationships and trade name of $1.0 million and $0.2 million, respectively. Additionally, the Company recognized impairment of trade name totaling $0.2 million related to the name change of Stingray Logistics to Silverback Energy, which is included in the Company's well completion segment.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 21) for the years ended December 31, 2020 and 2019 are presented below (in thousands):

	Infrastructure	Well Completion	Sand	Other	Total
Balance as of January 1, 2019
Goodwill	$891	$86,043	$2,684	$14,830	$104,448
Accumulated impairment losses	—	—	—	(3,203)	(3,203)
	891	86,043	2,684	11,627	101,245
Acquisitions	—	—	—	—	—
Impairment losses(a)	—	(23,423)	(2,684)	(7,557)	(33,664)
Balance as of December 31, 2019
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(23,423)	(2,684)	(10,760)	(36,867)
	891	62,620	—	4,070	67,581
Acquisitions	—	—	—	—	—
Impairment losses(a)	—	(53,406)	—	(1,567)	(54,973)
Balance as of December 31, 2020
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	$891	$9,214	$—	$2,503	$12,608
a.See Note 7 for a description of impairment losses recognized.

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2020	2019
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(642)	(467)
Less: accumulated amortization - trade names	(4,697)	(3,858)
Intangible assets, net	$4,774	$5,788
Amortization expense for intangible assets was $1.0 million, $1.1 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized impairment of intangible assets totaling $0.8 million and $1.4 million, respectively, for the years ended December 31, 2019 and 2018. See Note 7 for a description of these impairment losses.
The original lives of customer relationships is 6 years and as of December 31, 2020 the remaining average useful life was 2.33 years. The original lives of trade names range from 10 to 20 years and as of December 31, 2020 the remaining average useful life was 7.65 years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2021	$1,015
2022	1,015
2023	898
2024	771
2025	151
Thereafter	924
$4,774

9.    Equity Method Investment
On December 21, 2018, Cobra Aviation and Wexford Investment, a related party, formed a joint venture under the name of Brim Acquisitions to acquire all outstanding equity interest in Brim Equipment for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns four commercial helicopters and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.7 million and $2.6 million, respectively, at December 31, 2020 and 2019. The investment is included in other non-current assets on the consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions' income (loss) of $0.6 million and $1.0 million, respectively, for the years ended December 31, 2020 and 2019 and ($0.02) million for the period between the acquisition date and December 31, 2018, which is included in other, net on the consolidated statements of comprehensive (loss) income. The Company made additional investments totaling $0.5 million and $0.7 million during the years ended December 31, 2020 and 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
Accrued expense and other current liabilities and Other long-term liabilities included the following (in thousands):

	December 31,
	2020	2019
Accrued Expenses and Other Current Liabilities
State and local taxes payable	$13,838	15,288
Financed insurance premiums(a)	10,394	6,463
Deferred revenue	8,281	7,244
Accrued compensation and benefits	3,710	5,938
Insurance reserves	1,941	2,906
Payroll tax liability	1,816	—
Financing leases	1,499	1,365
Sale leaseback liability(b)	1,290	—
Other	1,639	1,550
Total accrued expenses and other current liabilities	$44,408	$40,754

Other Long-Term Liabilities
Financing leases	$4,618	3,856
Sale leaseback liability(b)	3,348	—
Payroll tax liability	1,977	—
Other	492	1,175
Total other long-term liabilities	$10,435	$5,031
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2020, the applicable interest rate associated with financed insurance premiums was 2.45%. As of December 31, 2019, the applicable interest rates associated with financed insurance premiums ranged from 3.45% to 3.75%.
b.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company will lease back the assets at a monthly rental rate of $0.1 million. Under the agreement, the Company has the option to purchase the assets at the end of the lease term. The Company recorded a liability for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease term.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    Debt

    Long-term debt included the following (in thousands):

	December 31,
	2020	2019
Revolving credit facility	$78,000	80,000
Aviation note	4,551	—
Unamortized debt issuance costs	(48)	—
Total debt	82,503	80,000
Less: current portion	1,165	—
Total long-term debt	$81,338	$80,000

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

As of December 31, 2019, the revolving credit facility contained various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a minimum interest coverage ratio (3.0 to 1.0), and a maximum leverage ratio (4.0 to 1.0). The Company was in compliance with its financial covenants under the revolving credit facility as of December 31, 2019. On February 26, 2020, the Company entered into a second amendment to the revolving credit facility to, among other things, (i) amend its financial covenants, as outlined below, (ii) decrease the maximum revolving advance amount from $185 million to $130 million, (iii) decrease the amount that the maximum revolving advance can be increased to (the accordion) from $350 million to $180 million, (iv) increase the applicable margin ranges from 2.00% to 2.50% per annum in the case of the alternate base rate and from 3.00% to 3.50% per annum in the case of LIBOR, (v) increase the aggregate amount of permitted asset dispositions, and (vi) permit certain sale-leaseback transactions.

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

As of December 31, 2020, the Company was in compliance with its financial covenants under the revolving credit facility.

At December 31, 2020, there were outstanding borrowings under the revolving credit facility of $78.0 million and $38.7 million of available borrowing capacity, after giving effect to $13.0 million of outstanding letters of credit. At December 31, 2019, there were outstanding borrowings under the revolving credit facility of $80.0 million and $96.1 million of borrowing capacity under the facility, after giving effect to $8.7 million of outstanding letters of credit.

As of February 24, 2021, the Company had $75.0 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $41.7 million of available borrowing capacity under this facility, after giving effect to $13.0 million of outstanding letters of credit. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants, all of which the Company was in compliance with as of December 31, 2020.

12.     Variable Interest Entities

    Dire Wolf and Predator Aviation, wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership in Leopard Aviation LLC (“Leopard') to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment, 100% of the equity interest in ARS and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation's and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2020.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Selling, General and Administrative Expense

    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash expenses:
Compensation and benefits	$14,876	$19,364	$42,950
Professional services	19,905	17,128	11,854
Other(a)	8,828	10,300	10,718
Total cash SG&A expense	43,609	46,792	65,522
Non-cash expenses:
Bad debt provision(b)	21,958	1,434	(14,578)
Equity based compensation(c)	—	—	17,487
Stock based compensation	1,618	3,326	4,666
Total non-cash SG&A expense	23,576	4,760	7,575
Total SG&A expense	$67,185	$51,552	$73,097
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The bad debt provision for the year ended December 31, 2020, includes $19.4 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and certain of its subsidiaries. See Notes 2 and 20. During the year ended December 31, 2018, the Company received payment for amounts previously reserved in 2017. As a result, during the year ended December 31, 2018, the Company reversed bad debt expense of $16.0 million recognized in 2017.
c.    Represents compensation expense for non-employee awards, which were issued and are payable by certain affiliates of Wexford (the sponsor level). See Note 17 for additional detail.

14.    Income Taxes
The components of income tax expense (benefit) attributable to the Company for the year ended December 31, 2020, 2019 and 2018, respectively, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. current income tax expense	$(6,931)	$386	$25,656
U.S. deferred income tax (benefit) expense	(12,330)	(21,761)	25,372
Foreign current income tax expense	6,948	30,172	75,381
Foreign deferred income tax (benefit) expense	144	(20,878)	26,854
Total	$(12,169)	$(12,081)	$153,263

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
(Loss) income before income taxes	$(119,776)	$(91,125)	$389,228
Statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense	(25,153)	(19,136)	81,738
Change in tax rate	(161)	—	(103)
Foreign income tax rate differential	2,556	9,387	39,080
Foreign earnings not in reported income	3,252	12,581	46,834
Foreign tax credits	(7,133)	(26,141)	(89,677)
Withholding taxes	1,019	3,635	13,930
Goodwill impairment	11,544	6,506	675
Other permanent differences	1,290	1,873	12,370
State tax expenses	(1,664)	2,364	5,394
CARES Act	(2,378)	—	—
Return to provision	894	(15,156)	6,071
Other	—	—	680
Change in valuation allowance	3,765	12,006	36,271
Total	$(12,169)	$(12,081)	$153,263

The Company's effective tax rate was 10.2% for the year ended December 31, 2020 compared to 13.3% for the year ended December 31, 2019 and 39.4% for the year ended December 31, 2018.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $2.4 million net tax benefit during the year ended December 31, 2020, which consisted of a $7.0 million current tax benefit and a $4.6 million deferred tax expense. This impact, along with the rate impact from non-deductible goodwill impairment and the change in valuation allowance, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the year ended December 31, 2020.

The effective tax rate for the year ended December 31, 2019 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico. For the year ended December 31, 2019, the Company recognized a loss in the United States, which was partially offset by earnings from its operations in Puerto Rico, which has a higher statutory rate compared to the United States. Additionally, during the year ended December 31, 2019, the Company recorded a benefit related to return to provision adjustments, which was partially offset by changes in the valuation allowance.

The decrease in effective tax rate from 2019 to 2020 is primarily the result of a decline in earnings for the Company's Puerto Rico operations as well as return to provision adjustment recorded in 2019. The decrease in effective tax rate from 2018 to 2019 is primarily the result of a decline in earnings for the Company's Puerto Rico operations as well as return to provision adjustments and goodwill impairment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,541	$1,189
Lease asset	6,060	11,105
Accrued liabilities	740	950
Net operating loss carryover	613	4,180
Foreign tax credits	80,615	76,060
Other	1,919	1,633
Valuation allowance	(67,888)	(63,783)
Deferred tax assets	23,600	31,334

Deferred tax liabilities:
Property and equipment	$(39,057)	$(55,180)
Intangible assets	(450)	—
Lease liability	(6,030)	(11,151)
Other	(2,804)	(1,876)
Deferred tax liabilities	(48,341)	(68,207)
Net deferred tax liability	$(24,741)	$(36,873)

Reflected in accompanying balance sheet as:
Deferred income tax asset	$—	$—
Deferred income tax liability	(24,741)	(36,873)
Total	$(24,741)	$(36,873)

During the years ended December 31, 2020 and 2019, the Company recorded changes in its valuation allowance of $3.8 million and $12.0 million, respectively, related to excess foreign tax credits that are not expected to be utilized. The Company has foreign tax credits carryforwards of $80.6 million as of December 31, 2020. These credits have a 10 year carryforward period and begin to expire in 2028.

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

At December 31, 2020, the Company had undistributed earnings in its Puerto Rico foreign branch. The distribution of these undistributed earnings is subject to a withholding tax in Puerto Rico and since the Company intends to make these distributions in the future, the withholding tax has been accrued.

As of December 31, 2020, the Company had no uncertain tax positions or interest and penalties that qualify for either recognition or disclosure in the financial statements.

The Company’s U.S. federal tax returns for tax years 2017 through 2020 remain subject to examination by the tax authorities. The Company's state and local income tax returns for tax years 2016 through 2020 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2017 through 2020 and Canada tax returns for the tax years 2015 through 2020 remain open to examination by the respective tax authorities.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the requirements set forth in ASC 840, Leases. The Company adopted this standard effective January 1, 2019 utilizing the transition method which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. Accordingly, the comparative information for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. The new guidance requires lessees to report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.

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

Lease expense consisted of the following for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$13,735	$21,643
Short-term lease expense	812	682
Finance lease expense:
Amortization of right-of-use assets	1,311	1,134
Interest on lease liabilities	203	192
Total lease expense	$16,061	$23,651

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$20,179	$43,446
Current operating lease liability	8,618	16,432
Long-term operating lease liability	11,377	27,102
Finance leases:
Property and equipment, net	$6,065	$5,111
Accrued expenses and other current liabilities	1,499	1,365
Other liabilities	4,618	3,856

Other supplemental information related to leases for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,643	$21,375
Operating cash flows from finance leases	203	192
Financing cash flows from finance leases	1,318	1,503
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(10,260)	$5,548
Finance leases	2,431	3,721

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	3.2 years	3.4 years
Finance leases	4.2 years	4.1 years
Weighted-average discount rate:
Operating leases	3.5%	4.4%
Finance leases	3.5%	4.3%

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$9,150	$1,682
2022	6,056	1,547
2023	3,481	1,547
2024	1,799	774
2025	305	333
Thereafter	419	668
Total lease payments	21,210	6,551
Less: Present value discount	1,215	434
Present value of lease payments	$19,995	$6,117

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2020 and 2019, the Company recognized lease revenue, which is included in services revenue - related parties and services revenue on the consolidated statements of comprehensive (loss) income, of $1.4 million and $2.3 million, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Basic (loss) earnings per share:
Allocation of earnings:
Net (loss) income	$(107,607)	$(79,044)	$235,965
Weighted average common shares outstanding	45,644	45,011	44,750
Basic (loss) earnings per share	$(2.36)	$(1.76)	$5.27

Diluted (loss) earnings per share:
Allocation of earnings:
Net (loss) income	$(107,607)	$(79,044)	$235,965
Weighted average common shares, including dilutive effect (a)	45,644	45,011	45,021
Diluted (loss) earnings per share	$(2.36)	$(1.76)	$5.24
a.    No incremental shares of potentially dilutive restricted stock awards were included for the years ended December 31, 2020 and 2019 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of the status and changes of the unvested shares of restricted stock units under the 2016 Plan is presented below.

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2018	640,632	$19.44
Granted	103,556	$27.74
Vested	(270,069)	$19.26
Forfeited	(40,000)	$20.68
Unvested restricted stock units as of December 31, 2018	434,119	$22.78
Granted	101,181	$6.83
Vested	(231,896)	$22.45
Forfeited	(82,163)	$18.55
Unvested restricted stock units as of December 31, 2019	221,241	$22.43
Granted	2,401,446	$0.98
Vested	(660,738)	$5.32
Forfeited	(47,167)	$3.28
Unvested restricted stock units as of December 31, 2020	1,914,782	$1.21

As of December 31, 2020, there was $1.5 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $2.0 million, $4.2 million and $5.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

19.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in Related Party Transactions: Wexford, Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”); Double Barrel Downhole Technologies LLC (“DBDHT”); Caliber Investment Group LLC (“Caliber”); Dunvegan North Oilfield Services ULC (“Dunvegan”); Predator Drilling LLC (“Predator”); T&E Flow Services LLC (“T&E”); and Brim Equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of related party transactions (in thousands):

		Years Ended December 31,			At December 31,
		2020	2019	2018	2020	2019
		REVENUES			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$42,460	$90,357	$96,013	$25,429	$5,950
Muskie and Gulfport	(b)	7,500	27,689	25,050	1,127	1,141
SR Energy and Gulfport	(c)	113	8,772	14,717	8	156
Aquahawk and Gulfport	(d)	—	828	—	—	—
Cementing and Gulfport	(e)	—	—	5,853	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(f)	446	2,093	—	44	235
Panther and El Toro	(g)	38	573	918	—	—
Other Relationships		34	1	682	9	41
		$50,591	$130,313	$143,233	$26,617	$7,523

		OTHER			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$1,887	$—	$—	$1,841	$—
Muskie and Gulfport	(b)	3	—	—	3	—
		$1,890	$—	$—	$1,844	$—
					$28,461	$7,523

a.Stingray Pressure Pumping has agreed to provide pressure pumping, stimulation and related completion services to Gulfport. Other amount represents interest charged on delinquent accounts receivable related to these services. See Note 3.
b.Muskie has agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses. Other amount represents interest charged on delinquent accounts receivable related to this agreement. See Note 3.
c.SR Energy provides rental services for Gulfport.
d.Aquahawk provides water transfer services for Gulfport pursuant to a master services agreement.
e.Cementing performs well cementing services for Gulfport.
f.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
g.Panther provides directional drilling services for El Toro, an affiliate of Wexford, pursuant to a master service agreement.

		COST OF REVENUE			ACCOUNTS PAYABLE
		Years Ended December 31,			At December 31,
		2020	2019	2018	2020	2019
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	72	4,720	—	1	433
Anaconda and Caliber	(b)	248	—	—	—	—
Cobra and T&E	(c)	—	—	4,042	—	—
Higher Power and T&E	(c)	—	—	1,603	—	—
Other Relationships		98	50	240	—	—
		$418	$4,770	$5,885	$1	$433

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(d)	3	650	992	2	1
The Company and Caliber	(b)	774	785	648	—	7
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	—	233	—	—	—
Other Relationships		(19)	179	258	—	9
		$758	$1,847	$1,898	$2	$17

		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	—	420	—	—	76
Cobra and T&E	(c)	—	—	1,247	—	—
Higher Power and T&E	(c)	—	—	2,960	—	—
		$—	$420	$4,207	$—	$76
					$3	$526

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to Anaconda and Mammoth.
c.Cobra and Higher Power purchased materials and services from T&E, an entity in which a member of management's family owned a minority interest. T&E ceased to be a related party as of September 30, 2018.
d.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

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

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions' initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.5 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company's outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements.

20.    Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations.

Capital Spend Commitments
The Company has entered into agreements with suppliers to acquire capital equipment.
Aggregate future minimum payments under these agreements at  December 31, 2020 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments
2021	$1,275	$698
2022	—	93
2023	—	9
2024	—	—
2025	—	—
Thereafter	—	—
	$1,275	$800

Subsequent to December 31, 2020, the Company entered into an agreement with a supplier to provide infrastructure engineering subcontracting services totaling $0.5 million and ordered additional capital equipment with aggregate commitments of $0.1 million.

Letters of Credit
The Company has various letters of credit that were issued under the Company's revolving credit facility which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
Bonding program	$5,000	$—
Environmental remediation	3,694	4,182
Insurance programs	3,890	4,105
Rail car commitments	455	455
Total letters of credit	$13,039	$8,742

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of December 31, 2020 and 2019, the workers' compensation and automobile liability policies required a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2020 and 2019, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of December 31, 2020 and 2019, accrued claims were $1.9 million and $2.9 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2020 and 2019, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of December 31, 2020 and 2019, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2020. As of December 31, 2020 and 2019, accrued claims were $1.3 million and $3.0 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2020 or 2019 and no expense was recognized during the years ended December 31, 2020, 2019 or 2018 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2020 and 2019, outstanding performance and payment bonds totaled $18.1 million and $40.4 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $5.6 million as of December 31, 2020. As of December 31, 2020, outstanding bid bonds totaled $1.0 million. The Company did not have any bid bonds outstanding as of December 31, 2019.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On June 19, 2018, Wendco of Puerto Rico Inc. filed a putative class action lawsuit in the Commonwealth of Puerto Rico styled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions LLC; D. Grimm Puerto Rico, LLC, et al. The plaintiffs allege that the defendants caused power outages in Puerto Rico while performing restoration work on Puerto Rico’s electrical network following Hurricanes Irma and Maria in 2017, thereby interrupting commercial activities and causing economic loss. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company's business, financial condition, results of operations or cash flows.

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

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they are entitled to relief from Cobra. All other defendants have also answered the amended complaint. The parties stipulated to conditional certification of a collective action, and on August 14, 2020, Court ordered that notice be sent to all individuals engaged by ESPADA to provide services to Cobra in Puerto Rico between January 21, 2017 and the present who were paid a day-rate. Notice was sent to putative class members on September 15, 2020, and the opt-in period closed on November 14, 2020. The parties are in discovery. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.
On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have subsequently initiated additional individual arbitration

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceedings asserting similar claims. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. In May 2020, six arbitrations were held in the related matters. The Company believes these claims are without merit and will vigorously defend the arbitrations. However, at this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

In June 2019 and August 2019, the Company was served with three class action lawsuits filed in the Western District of Oklahoma. On September 13, 2019, the court consolidated the three lawsuits under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against Mammoth Energy Services, Inc., Arty Straehla, and Mark Layton. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired Mammoth Energy Services, Inc. common stock between October 19, 2017, and June 5, 2019, inclusive. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint. On March 9, 2020, the plaintiffs filed a second amended complaint for violation of federal securities laws which contains allegations substantially similar to those contained in the plaintiff’s first amended complaint. On March 30, 2020, the defendants filed their motion to dismiss the second amended complaint. On January 26, 2021, the court granted the motion to dismiss in part and denied the motion to dismiss in part. The Company believes the plaintiffs’ claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On September 16, 2019, Cobra filed a lawsuit against Robert Malcom (“Malcom”) and later added claims against BHI Energy I Power Services LLC (“BHI”) in a case styled Cobra Acquisitions v. Robert L. Malcom and BHI Energy I Power Services LLC in the 242nd Judicial District, District Court of Hale County, Texas. Cobra alleges Malcom breached his non-compete and non-solicit obligations contained in the purchase and sale agreement in which Cobra purchased Higher Power from Malcom. On September 16, 2019, the court entered a Temporary Restraining Order enjoining Malcom from competing against Higher Power or soliciting its customers and employees. Subsequently, on October 25, 2019, the court entered a Temporary Injunction enjoining Malcom from competing against Higher Power in three states or soliciting its customers and employees until the time of trial. Cobra is seeking to permanently enjoin Malcom from competing against Higher Power or soliciting its customers and employees, and further seeks damages it incurred as a result of Malcom’s breach of his non-compete agreement. Cobra’s claims against BHI, Malcom’s employer after he left Higher Power, are for tortious interference and misappropriation of trade secrets. On November 3, 2019, Malcom filed his original counter-petition and third-party petition against Cobra, Higher Power, Keith Ellison and Arty Straehla alleging claims for breach of contract, conversion, unjust enrichment, tortious interference, retaliation, violations of the federal Racketeer Influenced and Corrupt Organizations Act, and conspiracy. Cobra and Higher Power moved to dismiss these claims and, on January 24, 2020, after the hearing on the motion to dismiss, Malcom dismissed his claims without prejudice. On December 23, 2019, Malcom filed an appeal of the Temporary Injunction Order enjoining him from competing against Higher Power. On April 20, 2020, the Court of Appeals Seventh District of Texas denied Malcom’s appeal. On February 11, 2021, Cobra and Higher Power entered into a confidential settlement agreement with Malcom and BHI resolving the lawsuit.

As of December 31, 2020, PREPA owed the Company approximately $227.0 million for services performed, excluding $74.3 million of interest charged on these delinquent balances as of December 31, 2020. The Company believes these receivables are collectible. However, PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport may take action in its chapter 11 proceeding to terminate its agreement with us and/or seek to reduce our claims for services and damages that we may be entitled to. We cannot assure you of the outcomes of our claims in Gulfport’s chapter 11 proceeding, what our recovery on those claims might be, or that we will be able to preserve, extend or renew our contract with Gulfport on favorable terms and conditions or at all. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. The Company had accounts receivable due from Gulfport totaling $28.4 million as of December 31, 2020, which is included in “receivables from related parties, net” on the condensed balance sheets. This balance includes pre-petition receivables of $24.3 million and post-petition receivables of $4.1 million.

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc., and Cobra, in the U.S. District Court in the Southern District of Florida. MasTec’s complaint asserts claims against the Company and Cobra Acquisitions for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico state law. MasTec alleges that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2020, 2019 and 2018, the Company paid $2.0 million, $3.3 million and $5.6 million, respectively, in contributions to the plan.
21.    Reporting Segments and Geographic Areas
Reporting Segments

As of December 31, 2020, our revenues, loss before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of December 31, 2020, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). In 2019, the Company included Barracuda in its Well Completion segment, Cobra Aviation, ARS and Leopard in its Infrastructure segment and Mako in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2020, the Company changed its presentation in 2020 to move Barracuda to the Sand segment and Cobra Aviation, ARS, Leopard and Mako to the reconciling column titled “All Other”. Additionally, the Company changed the name of its pressure pumping segment to the well services segment in 2020. The results for the years ended December 31, 2019 and 2018 have been retroactively adjusted to reflect these changes.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the periods presented, the infrastructure services segment provided electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in Puerto Rico and the northeast, southwest and midwest portions of the United States. The well completion services segment provides hydraulic fracturing, sand hauling and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania, Eagle Ford and Permian Basins in Texas and the mid-continent region. The sand segment mines, processes and sells sand for use in hydraulic fracturing. The sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. The drilling services segment currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling.

During the periods presented, the Company also provided aviation services, coil tubing services, flowback services, cementing services, acidizing services, equipment rental services, crude oil hauling services, full service transportation, remote accommodation, equipment manufacturing and infrastructure engineering and design services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments met the quantitative thresholds of a reporting segment and did not meet the aggregation criteria set forth in ASC 280 Segment Reporting for the year ended December 31, 2020. Therefore, results for these operating segments are included in the column labeled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Year Ended December 31, 2020	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$155,241	$87,201	$34,265	$7,746	$28,623	$—	$313,076
Intersegment revenues	—	1,124	95	39	2,716	(3,974)	—
Total revenue	155,241	88,325	34,360	7,785	31,339	(3,974)	313,076
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	122,046	45,647	25,955	10,757	27,616	—	232,021
Intersegment cost of revenues	323	1,836	—	152	1,663	(3,974)	—
Total cost of revenue	122,369	47,483	25,955	10,909	29,279	(3,974)	232,021
Selling, general and administrative	26,058	23,039	7,807	3,149	7,132	—	67,185
Depreciation, depletion, amortization and accretion	29,373	30,411	9,771	10,039	15,723	—	95,317
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(22,559)	(70,217)	(9,173)	(16,638)	(30,730)	—	(149,317)
Interest expense	2,775	1,130	312	454	726	—	5,397
Other (income) expense, net	(32,437)	(2,274)	1,839	(227)	(1,839)	—	(34,938)
Income (loss) before income taxes	$7,103	$(69,073)	$(11,324)	$(16,865)	$(29,617)	$—	$(119,776)
Total expenditures for property, plant and equipment	$258	$4,358	$1,073	$432	$716	$—	$6,837
As of December 31, 2020:
Intangible assets, net	$1,063	$2,683	$—	$—	$1,028	$—	$4,774
Total assets	$436,604	$99,247	$172,927	$36,252	$135,194	$(55,662)	$824,562

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2019	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$210,691	$241,951	$67,267	$31,728	$73,375	$—	$625,012
Intersegment revenue	2,573	1,851	29,796	236	15,232	(49,688)	—
Total revenue	213,264	243,802	97,063	31,964	88,607	(49,688)	625,012
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	160,449	174,816	87,637	35,925	84,961	—	543,788
Intersegment cost of revenues	12,820	31,727	15	1,028	4,158	(49,748)	—
Total cost of revenue	173,269	206,543	87,652	36,953	89,119	(49,748)	543,788
Selling, general and administrative	23,235	10,889	5,006	4,177	8,245	—	51,552
Depreciation, depletion, amortization and accretion	30,349	40,159	14,050	13,143	19,332	—	117,033
Impairment of goodwill	—	23,423	2,684	—	7,557	—	33,664
Impairment of other long-lived assets	—	—	—	2,955	4,403	—	7,358
Operating loss	(13,589)	(37,212)	(12,329)	(25,264)	(40,049)	60	(128,383)
Interest expense	1,674	1,228	193	862	1,001	—	4,958
Other (income) expense, net	(41,949)	580	67	(9)	(905)	—	(42,216)
Income (loss) before income taxes	$26,686	$(39,020)	$(12,589)	$(26,117)	$(40,145)	$60	$(91,125)
Total expenditures for property, plant and equipment	$3,456	$14,703	$2,877	$3,156	$11,569	$—	$35,761
As of December 31, 2019:
Intangible assets, net	$1,296	$3,371	$—	$—	$1,121	$—	$5,788
Total assets	$420,610	$172,608	$189,415	$55,273	$165,912	$(51,433)	$952,385

Year Ended December 31, 2018	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$1,082,003	$356,354	$106,953	$66,237	$78,537	$—	$1,690,084
Intersegment revenues	3,974	898	68,969	95	43,741	(117,677)	—
Total revenue	1,085,977	357,252	175,922	66,332	122,278	(117,677)	1,690,084
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	581,692	205,892	144,118	60,212	101,890	—	1,093,804
Intersegment cost of revenues	40,601	71,801	74	661	4,513	(117,650)	—
Total cost of revenue	622,293	277,693	144,192	60,873	106,403	(117,650)	1,093,804
Selling, general and administrative(a)	25,235	29,457	6,522	5,267	6,616	—	73,097
Depreciation, depletion, amortization and accretion	20,206	51,332	13,675	18,144	16,520	—	119,877
Impairment of goodwill	—	—	—	—	3,203	—	3,203
Impairment of other long-lived assets	308	143	—	3,966	1,235	—	5,652
Operating loss	417,935	(1,373)	11,533	(21,918)	(11,699)	(27)	394,451
Interest expense	421	1,114	291	823	538	—	3,187
Other expense	555	100	859	461	61	—	2,036
(Loss) income before income taxes	$416,959	$(2,587)	$10,383	$(23,202)	$(12,298)	$(27)	$389,228
Total expenditures for property, plant and equipment	99,006	33,774	17,935	8,698	32,530	—	191,943
As of December 31, 2018:
Intangible assets, net	$1,530	$4,059	$—	$—	$2,167	$—	$7,756
Total assets	$377,318	$254,240	$177,950	$77,329	$153,945	$32,309	$1,073,091
a.    Included in well completion selling, general and administrative expense is non-cash equity based compensation of $17.5 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$302,205	$516,276	$654,506
Puerto Rico	53	96,630	1,022,558
Canada	10,723	11,946	13,020
Other	95	160	—
Total	$313,076	$625,012	$1,690,084

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$342,838	$526,584	$571,555
Puerto Rico	—	—	32,604
Canada	16,976	18,821	19,376
Total	$359,814	$545,405	$623,535

22. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2020	2020	2020	2020
	(in thousands, except per share data)
Revenue	$97,383	$60,109	$70,534	$85,050	$313,076
Gross profit	15,477	11,356	24,605	29,617	81,055
Net (loss) income	(83,971)	(15,205)	3,430	(11,861)	(107,607)

Net (loss) income per share (basic)	$(1.85)	$(0.33)	$0.07	$(0.26)	$(2.36)
Net (loss) income per share (diluted)	$(1.85)	$(0.33)	$0.07	$(0.26)	$(2.36)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue	$262,138	$181,820	$113,417	$67,637	$625,012
Gross profit (loss)	73,068	13,805	2,283	(7,932)	81,224
Net income (loss)	28,333	(10,889)	(35,709)	(60,779)	(79,044)

Net income (loss) per share (basic)	$0.63	$(0.24)	$(0.79)	$(1.35)	$(1.76)
Net income (loss) per share (diluted)	$0.63	$(0.24)	$(0.79)	$(1.35)	$(1.76)