Form 10-Q
period 2021-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2021-05-03
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, there were 46,272,617 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report” or “Quarterly Report”):
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2020 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2020 and Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2021	2020
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$14,366	$14,822
Short-term investment	1,753	1,750
Accounts receivable, net	369,434	393,112
Receivables from related parties, net	33,115	28,461
Inventories	11,356	12,020
Prepaid expenses	10,740	13,825
Other current assets	718	758
Other current assets - related parties	2,228	—
Total current assets	443,710	464,748

Property, plant and equipment, net	231,321	251,262
Sand reserves	65,876	65,876
Operating lease right-of-use assets	17,958	20,179
Intangible assets, net - customer relationships	365	408
Intangible assets, net - trade names	4,156	4,366
Goodwill	12,608	12,608
Other non-current assets	4,450	5,115
Total assets	$780,444	$824,562
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$36,690	$40,316
Payables to related parties	2	3
Accrued expenses and other current liabilities	36,823	44,408
Current operating lease liability	8,122	8,618
Current portion of long-term debt	1,412	1,165
Income taxes payable	36,558	34,088
Total current liabilities	119,607	128,598

Long-term debt, net of current portion	66,977	81,338
Deferred income tax liabilities	19,722	24,741
Long-term operating lease liability	9,626	11,377
Asset retirement obligations	3,617	4,746
Other liabilities	9,496	10,435
Total liabilities	229,045	261,235

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 46,272,617 and 45,769,283 issued and outstanding at March 31, 2021 and December 31, 2020	463	458
Additional paid in capital	537,378	537,039
Retained earnings	16,455	28,895
Accumulated other comprehensive loss	(2,897)	(3,065)
Total equity	551,399	563,327
Total liabilities and equity	$780,444	$824,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE	(in thousands, except per share amounts)
Services revenue	$42,691	$68,845
Services revenue - related parties	14,986	18,013
Product revenue	6,982	8,650
Product revenue - related parties	2,145	1,875
Total revenue	66,804	97,383

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $18,989 and $23,554, respectively, for the three months ended March 31, 2021 and 2020)	42,062	70,697
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0 and $0, respectively, for the three months ended March 31, 2021 and 2020)	109	101
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,137 and $2,309, respectively, for the three months ended March 31, 2021 and 2020)	5,909	11,108
Selling, general and administrative (Note 11)	20,655	10,556
Selling, general and administrative - related parties (Note 11)	193	215
Depreciation, depletion, amortization and accretion	21,146	25,882
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Total cost and expenses	90,074	186,429
Operating loss	(23,270)	(89,046)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,225)	(1,638)
Other, net	9,947	7,409
Other, net - related parties	(515)	—
Total other income	8,207	5,771
Loss before income taxes	(15,063)	(83,275)
(Benefit) provision for income taxes	(2,623)	696
Net loss	$(12,440)	$(83,971)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($42) and $361, respectively, for the three months ended March 31, 2021 and 2020	168	(1,414)
Comprehensive loss	$(12,272)	$(85,385)

Net loss per share (basic) (Note 14)	$(0.27)	$(1.85)
Net loss per share (diluted) (Note 14)	$(0.27)	$(1.85)
Weighted average number of shares outstanding (basic) (Note 14)	45,932	45,314
Weighted average number of shares outstanding (diluted) (Note 14)	45,932	45,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended March 31, 2021
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	503	5	—	339	—	344
Net loss	—	—	(12,440)	—	—	(12,440)
Other comprehensive income	—	—	—	—	168	168
Balance at March 31, 2021	46,272	$463	$16,455	$537,378	$(2,897)	$551,399

	Three Months Ended March 31, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	605	6	—	1,046	—	1,052
Net loss	—	—	(83,971)	—	—	(83,971)
Other comprehensive loss	—	—	—	—	(1,414)	(1,414)
Balance at March 31, 2020	45,714	$457	$52,531	$536,140	$(4,720)	$584,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,440)	$(83,971)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	344	1,049
Depreciation, depletion, accretion and amortization	21,146	25,882
Amortization of coil tubing strings	—	237
Amortization of debt origination costs	142	452
Bad debt expense	10,125	55
Gain on disposal of property and equipment	(615)	(673)
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Deferred income taxes	(5,061)	5,361
Other	558	432
Changes in assets and liabilities:
Accounts receivable, net	23,437	(8,569)
Receivables from related parties	(14,611)	(10,267)
Inventories	664	4,053
Prepaid expenses and other assets	3,105	3,929
Other current assets - related parties	(2,228)	—
Accounts payable	(4,283)	2,078
Payables to related parties	(2)	(444)
Accrued expenses and other liabilities	(8,516)	(1,220)
Income taxes payable	2,469	(4,713)
Net cash provided by operating activities	14,234	1,541

Cash flows from investing activities:
Purchases of property and equipment	(1,148)	(1,424)
Purchases of property and equipment from related parties	—	(76)
Proceeds from disposal of property and equipment	1,457	558
Net cash provided by (used in) investing activities	309	(942)

Cash flows from financing activities:
Borrowings on long-term debt	1,500	17,300
Repayments of long-term debt	(15,617)	(8,950)
Payments on sale leaseback transaction	(330)	—
Principal payments on financing leases and equipment financing notes	(577)	(452)
Debt issuance costs	—	(1,000)
Net cash (used in) provided by financing activities	(15,024)	6,898
Effect of foreign exchange rate on cash	25	(189)
Net change in cash and cash equivalents	(456)	7,308
Cash and cash equivalents at beginning of period	14,822	5,872
Cash and cash equivalents at end of period	$14,366	$13,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,093	$1,285
Cash (recovered) paid for income taxes	$(32)	$62
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,964	$4,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.'s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant services and drilling services. Additionally, the Company provides aviation services, coil tubing services, equipment rentals, crude oil hauling, full service transportation, remote accommodation services, equipment manufacturing and infrastructure engineering and design services.

At March 31, 2021 and December 31, 2020, Wexford Capital LP (“Wexford”), through its affiliate MEH Sub LLC (“MEH Sub”), and Gulfport Energy Corporation (“Gulfport”) beneficially owned the following shares of outstanding common stock of Mammoth Inc.:

	At March 31, 2021		At December 31, 2020
	Share Count	% Ownership	Share Count	% Ownership
Wexford	22,055,766	47.7%	22,055,766	48.2%
Gulfport	9,829,548	21.2%	9,829,548	21.5%
Outstanding shares owned by related parties	31,885,314	68.9%	31,885,314	69.7%
Total outstanding	46,272,617	100.0%	45,769,283	100.0%

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

All of the Company’s operations are in North America. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company's oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or further decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2021 and 2020, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $8.7 million and $7.7 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive loss. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were interest charges of $82.9 million and $74.3 million, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2020 and the three months ended March 31, 2021 (in thousands):

Balance, January 1, 2020	$5,154
Additions charged to bad debt expense	22,705
Additions charged to other selling, general and administrative expense	3,950
Additions charged to other, net - related parties	1,427
Recoveries of receivables previously charged to bad debt expense	(747)
Deductions for uncollectible receivables written off	(2,350)
Balance, December 31, 2020	30,139
Additions charged to bad debt expense	10,263
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	186
Additions charged to other, net - related parties	515
Recoveries of receivables previously charged to bad debt expense	(138)
Deductions for uncollectible receivables written off	(90)
Balance, March 31, 2021	$67,946

The Company's subsidiaries Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”) and Muskie Proppant LLC (“Muskie”) are party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and attorneys’ fees of $1.8 million. FASB ASC 326, Financial Instruments-Credit Losses, requires a company to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. As a result of the rejection of these contracts, the Company recognized unliquidated damages of approximately $46.4 million. During the three months ended March 31, 2021, the Company recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Additionally, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively, during the three months ended March 31, 2021. The Company had net accounts receivable due from Gulfport totaling $33.0 million as of March 31, 2021, which is included in “receivables from related parties, net” on the unaudited condensed consolidated balance sheets. See Note 3.

A hearing on the Stingray Pressure Pumping proof of claim against Gulfport subsidiary Gulfport Appalachia, LLC (“Gulfport Appalachia”) was held on April 7, 2021. The Court issued an interim order on April 22, 2021 that Gulfport Appalachia is not liable to Stingray Pressure Pumping, except with respect for services provided to Gulfport Appalachia from August 31, 2015 to September 30, 2018 under the Master Services Agreement for Pressure Pumping Services (“MSA”). On April 22, 2021, the Court issued an interim order documenting its finding at the April 7, 2021 hearing related to Gulfport Appalachia. The Court's order stated that Gulfport was the debtor entity that Stingray Pressure Pumping could pursue a claim against for all other unpaid amounts for services provided under Stingray Pressure Pumping's MSA with Gulfport and Gulfport Appalachia. However, the Court's order made no determination as to Gulfport’s liability to Stingray Pressure Pumping pursuant to or arising from the MSA, which remains subject to further proceedings before the Court. The net accounts receivable due from Gulfport totaling $33.0 million as of March 31, 2021, includes $32.7 million that the Company believes Gulfport and Gulfport Appalachia are jointly liable for under the MSA and subsequent amendments in 2016 and 2018. See Note 18.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.3 million and $3.3 million, respectively, for the three months ended March 31, 2021 and year ended December 31, 2020. These additions were charged to bad debt expense based on the factors described above. Also, during the three months ended March 31, 2021 and year ended December 31, 2020, the Company recorded additions to allowance for doubtful accounts of $0.2 million and $2.2 million, respectively, related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of March 31, 2021, PREPA owed Cobra approximately $227.0 million for services performed, excluding $82.9 million of interest charged on these delinquent balances as of March 31, 2021. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2021 and December 31, 2020 and percentages of total revenues derived for the three months ended March 31, 2021 and 2020:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2021	2020	2021	2020
Customer A(a)	—%	—%	77%	71%
Customer B(b)	25%	20%	8%	7%
Customer C(c)	10%	14%	1%	1%
Customer D(d)	11%	10%	2%	1%
a.Customer A is a third-party customer. The accounts receivable balances from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B is a related party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's well completion services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's well completion services segment and equipment rental business.
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
3.     Revenue
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

Certain of the Company’s customer contracts, including its pressure pumping and sand contracts with Gulfport, include provisions entitling the Company to a termination penalty when the customer invokes its contractual right to terminate prior to the contract’s nominal end date. The termination penalties in the customer contracts vary, but are generally considered substantive for accounting purposes and create enforceable rights and obligations throughout the stated duration of the contract. The Company accounts for a contract cancellation as a contract modification in the period in which the customer invokes the termination provision. The determination of the contract termination penalty is based on the terms stated in the related customer agreement. As of the modification date, the Company updates its estimate of the transaction price using the expected value method, subject to constraints, and recognizes the amount over the remaining performance period.

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations are satisfied as services are rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping has the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. As of March 31, 2021, Stingray Pressure Pumping had net accounts receivable due from Gulfport totaling $32.7 million, which includes $1.3 million in interest on delinquent accounts receivable. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “services revenue—related parties” and “receivables from related parties, net” on the accompanying unaudited condensed consolidated statement of comprehensive loss and unaudited condensed consolidated balance sheets. See Notes 11 and 18 below.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's sand supply agreements, including its agreement with Gulfport, contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of March 31, 2021, the Company had deferred revenue totaling $4.8 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. The Company recognized revenue totaling $4.9 million during each of the three months ended March 31, 2021 and 2020, respectively.

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

Pursuant to its contract with Gulfport, Muskie agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. As of March 31, 2021, Muskie had net accounts receivable due from Gulfport totaling $0.3 million, which includes a nominal amount of interest on delinquent accounts receivable. The revenue recognized and related accounts receivable balance owed to the Company are reflected in “services revenue—related parties” and “receivables from related parties, net” on the accompanying unaudited condensed consolidated statement of comprehensive loss and unaudited condensed consolidated balance sheets. See Notes 11 and 18 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Services
During the periods presented, the Company also provided aviation, coil tubing, pressure control, equipment rentals, full service transportation, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services, which are reported under other services. As a result of market conditions, the Company has temporarily shut down its coil tubing and full service transportation operations beginning in July 2020. The Company's other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, December 31, 2019	$7,244
Deduction for recognition of revenue	(25,047)
Increase for deferral of shortfall payments	25,436
Increase for deferral of customer prepayments	648
Balance, December 31, 2020	8,281
Deduction for recognition of revenue	(5,287)
Increase for deferral of shortfall payments	1,851
Increase for deferral of customer prepayments	186
Balance, March 31, 2021	$5,031

The Company did not have any contract assets as of March 31, 2021, December 31, 2020 or December 31, 2019.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had unsatisfied performance obligations totaling $7.9 million, which will be recognized over the next 12 months.

4.    Inventories
Inventories consist of raw sand and processed sand available for sale, chemicals and other products sold as a bi-product of completion and production operations and supplies used in performing services. Inventory is stated at the lower of cost or net realizable value on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage, future utility, obsolescence and other factors. A summary of the Company's inventories is shown below (in thousands):

	March 31,	December 31,
	2021	2020
Supplies	$6,508	$6,312
Raw materials	637	613
Work in process	2,734	3,478
Finished goods	1,477	1,617
Total inventories	$11,356	$12,020

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2021	2020
Pressure pumping equipment	3-5 years	$218,776	$217,945
Drilling rigs and related equipment	3-15 years	113,146	113,146
Machinery and equipment	7-20 years	170,962	172,272
Buildings(a)	15-39 years	49,152	48,776
Vehicles, trucks and trailers	5-10 years	107,681	111,911
Coil tubing equipment	4-10 years	8,541	8,541
Land	N/A	13,417	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,275	18,640
		723,876	728,574
Deposits on equipment and equipment in process of assembly(c)		3,923	3,191
		727,799	731,765
Less: accumulated depreciation(d)		496,478	480,503
Total property, plant and equipment, net		$231,321	$251,262
a.    Included in Buildings at each of March 31, 2021 and December 31, 2020 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of March 31, 2021 and December 31, 2020 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $5.5 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, related to assets under operating leases.

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

The Company measured the fair values of these assets using significant unobservable inputs (Level 3) based on an income approach. The Company did not record any impairment of other long-lived assets during the three months ended March 31, 2021.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the three months ended March 31, 2020, proceeds and gains from the sale of equipment damaged or lost down-hole were

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
each $0.4 million. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three months ended March 31, 2021.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other, net” on the unaudited condensed consolidated statement of comprehensive loss. For the three months ended March 31, 2021 and 2020, proceeds from the sale of equipment were $1.5 million and $0.6 million, respectively, and gains from the sale or disposal of equipment were $0.6 million and $0.3 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$20,856	$25,600
Amortization expense	253	253
Accretion expense	37	29
Depreciation, depletion, amortization and accretion	$21,146	$25,882

6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the three months ended March 31, 2021 and year ended December 31, 2020 are presented below (in thousands):

	Infrastructure	Well Completion	Sand	Other	Total
Balance as of January 1, 2020
Goodwill	$891	$86,043	$2,684	$14,830	$104,448
Accumulated impairment losses	—	(23,423)	(2,684)	(10,760)	(36,867)
	891	62,620	—	4,070	67,581
Acquisitions	—	—	—	—	—
Impairment losses	—	(53,406)	—	(1,567)	(54,973)
Balance as of December 31, 2020
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	891	9,214	—	2,503	12,608
Acquisitions	—	—	—	—	—
Impairment losses	—	—	—	—	—
Balance as of March 31, 2021
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	$891	$9,214	$—	$2,503	$12,608

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.
Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	March 31,	December 31,
	2021	2020
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(685)	(642)
Less: accumulated amortization - trade names	(4,907)	(4,697)
Intangible assets, net	$4,521	$4,774

Amortization expense for intangible assets was $0.3 million for each of the three months ended March 31, 2021 and 2020, respectively. The original life of customer relationships is 6 years as of March 31, 2021 with a remaining average useful life of 2.1 years. The original life of trade names ranges from 10 to 20 years as of March 31, 2021 with a remaining average useful life of 7.5 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2021	$761
2022	1,015
2023	898
2024	771
2025	152
Thereafter	924
$4,521

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.1 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of ($0.6) million and $0.4 million for its share of Brim Acquisitions' (loss) income for the three months ended March 31, 2021 and 2020, respectively, which is included in “other, net” on the unaudited condensed consolidated statements of comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	March 31,	December 31,
	2021	2020
State and local taxes payable	$13,666	$13,838
Financed insurance premiums(a)	7,325	10,394
Deferred revenue	5,031	8,281
Accrued compensation and benefits	2,630	3,710
Insurance reserves	1,799	1,941
Payroll tax liability	1,897	1,816
Financing leases	1,467	1,499
Sale leaseback liability(b)	1,279	1,290
Other	1,729	1,639
Total accrued expenses and other current liabilities	$36,823	$44,408

Other Long-Term Liabilities
Financing leases	$4,312	$4,618
Sale leaseback liability(b)	2,973	3,348
Payroll tax liability	1,897	1,977
Other	314	492
Total other long-term liabilities	$9,496	$10,435
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of March 31, 2021 and December 31, 2020, the applicable interest rate associated with financed insurance premiums ranged from 3.45% to 3.75%.
b.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreement, the Company has the option to purchase the assets at the end of the lease term. The Company recorded a liability for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease term.

9.    Debt
Long-term debt included the following (in thousands):

	March 31,	December 31,
	2021	2020
Revolving credit facility	$64,000	$78,000
Aviation note	4,434	4,551
Unamortized debt issuance costs	(45)	(48)
Total debt	68,389	82,503
Less: current portion	1,412	1,165
Total long-term debt	$66,977	$81,338

Mammoth Credit Facility

On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2021 and December 31, 2020, the Company was in compliance with its financial covenants under the revolving credit facility.

At March 31, 2021, there were outstanding borrowings under the revolving credit facility of $64.0 million and $48.7 million of available borrowing capacity under the facility, after giving effect to $13.0 million of outstanding letters of credit. At December 31, 2020, there were outstanding borrowings under the revolving credit facility of $78.0 million and $38.7 million of borrowing capacity under the facility, after giving effect to $13.0 million of outstanding letters of credit.

As of April 27, 2021, the Company had $67.0 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $45.7 million of available borrowing capacity under this facility, after giving effect to $13.0 million of outstanding letters of credit. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

Aviation Note

On November 6, 2020, Leopard Aviation LLC (“Leopard”) and Cobra Aviation entered into a 39 month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants.

As of March 31, 2021, the Company did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On April 26, 2021, Bank7 granted the Company a waiver of this event of default.

10.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and Predator Aviation transferred 100% of its membership interest in Leopard to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment, 100% of the equity interest in Air Rescue Systems Corporation (“ARS”) and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2021.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash expenses:
Compensation and benefits	$4,694	$3,969
Professional services	3,405	3,538
Other(a)	2,342	2,309
Total cash SG&A expense	10,441	9,816
Non-cash expenses:
Bad debt provision	10,125	55
Stock based compensation	282	900
Total non-cash SG&A expense	10,407	955
Total SG&A expense	$20,848	$10,771
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b. The bad debt provision for the three months ended March 31, 2021, includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries. See Notes 2 and 18.

12.    Income Taxes
The Company recorded income tax benefit of $2.6 million for the three months ended March 31, 2021 compared to income tax expense of $0.7 million for the three months ended March 31, 2020. The Company's effective tax rate was 17% and (1%) for the three months ended March 31, 2021 and 2020, respectively.

The effective tax rate for the three months ended March 31, 2021 differed from the statutory rate of 21% primarily due to a change in valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $5.2 million net tax expense during the three months ended March 31, 2020, which consisted of a $12.3 million deferred tax expense and a $7.2 million current tax benefit. This impact, along with the rate impact from non-deductible goodwill impairment, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the three months ended March 31, 2020.

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

Lease expense consisted of the following for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$2,462	$4,802
Short-term lease expense	238	169
Finance lease expense:
Amortization of right-of-use assets	388	317
Interest on lease liabilities	51	54
Total lease expense	$3,139	$5,342

Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$17,958	$20,179
Current operating lease liability	8,122	8,618
Long-term operating lease liability	9,626	11,377
Finance leases:
Property, plant and equipment, net	$5,744	$6,065
Accrued expenses and other current liabilities	1,467	1,499
Other liabilities	4,312	4,618

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,489	$4,737
Operating cash flows from finance leases	51	54
Financing cash flows from finance leases	406	296
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$77	$(309)
Finance leases	72	—

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	4.0 years	3.2 years
Finance leases	3.1 years	4.2 years
Weighted-average discount rate:
Operating leases	3.5%	3.5%
Finance leases	3.5%	3.5%

Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$6,715	$1,248
2022	6,086	1,572
2023	3,481	1,572
2024	1,799	775
2025	305	333
Thereafter	419	668
Total lease payments	18,805	6,168
Less: Present value discount	1,057	389
Present value of lease payments	$17,748	$5,779

Lessor Accounting

Certain of the Company's agreements with its customers for drilling services, aviation services and remote accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.4 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive loss.

14.    Loss Per Share

    Reconciliations of the components of basic and diluted net loss per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic loss per share:
Allocation of loss:
Net loss	$(12,440)	$(83,971)
Weighted average common shares outstanding	45,932	45,314
Basic loss per share	$(0.27)	$(1.85)

Diluted loss per share:
Allocation of loss:
Net loss	$(12,440)	$(83,971)
Weighted average common shares, including dilutive effect(a)	45,932	45,314
Diluted loss per share	$(0.27)	$(1.85)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2021 and 2020 as their effect was antidilutive under the treasury stock method.

15.    Equity Based Compensation
Upon formation of certain operating entities by Wexford and Gulfport, specified members of management (the “Specified Members”) and certain non-employee members (the “Non-Employee Members”) were granted the right to receive distributions from the operating entities after the contribution member’s unreturned capital balance was recovered (referred to as “Payout” provision).

On November 24, 2014, the awards were modified in conjunction with the contribution of the operating entities to Mammoth. These awards were not granted in limited or general partner units. The awards are for interests in the distributable earnings of the members of MEH Sub, Mammoth’s majority equity holder.

On the closing date of Mammoth Inc.'s initial public offering (“IPO”), the unreturned capital balance of Mammoth's majority equity holder was not fully recovered from its sale of common stock in the IPO. As a result, Payout did not occur and no compensation cost was recorded.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2020	221,241	$22.43
Granted	2,401,446	0.98
Vested	(660,738)	5.32
Forfeited	(47,167)	3.28
Unvested shares as of December 31, 2020	1,914,782	1.21
Granted	—	—
Vested	(503,334)	1.06
Forfeited	—	—
Unvested shares as of March 31, 2021	1,411,448	$1.27

As of March 31, 2021, there was $1.1 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $0.3 million and $1.0 million, respectively, for the three months ended March 31, 2021 and 2020.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping, Muskie, Stingray Energy Services LLC (“SR Energy”), Panther Drilling Systems LLC (“Panther Drilling”), Anaconda Manufacturing LLC (“Anaconda”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Gulfport, Wexford, Grizzly Oil Sands ULC (“Grizzly”), El Toro Resources LLC (“El Toro”), Everest Operations Management LLC (“Everest”); Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of related party transactions (in thousands):

		Three Months Ended March 31,		At March 31,	At December 31,
		2021	2020	2021	2020
		REVENUES		ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$14,812	$17,823	$31,364	$25,429
Muskie and Gulfport	(b)	2,145	1,875	318	1,127
SR Energy and Gulfport	(c)	—	108	8	8
Panther Drilling and El Toro	(d)	131	—	56	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(e)	43	82	31	44
Other		—	—	9	9
		$17,131	$19,888	$31,786	$26,617

		OTHER		ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$(514)	$—	$1,327	$1,841
Muskie and Gulfport	(b)	(1)	—	2	3
		$(515)	$—	$1,329	$1,844
				$33,115	$28,461
a.Pressure Pumping provided pressure pumping, stimulation and related completion services to Gulfport. Accounts receivable includes interest charged on delinquent amounts due related to these services. See Note 3.
b.Muskie agreed to sell and deliver, and Gulfport agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses. Accounts receivable includes interest charged on delinquent amounts due related to this agreement. See Note 3.
c.SR Energy provides rental services to Gulfport.
d.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.
e.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended March 31,		At March 31,	At December 31,
		2021	2020	2021	2020
		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$19	$13	$2	$1
Anaconda and Caliber	(b)	64	62	—	—
Other		26	26	—	—
		$109	$101	$2	$1

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Caliber	(b)	$185	$192	$—	$—
Other		8	23	—	2
		$193	$215	$—	$2
				$2	$3

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber leases office space to Anaconda and Mammoth.

The Company was granted provisional access to participate in Gulfport's preferred rights offering. During the three months ended March 31, 2021, the Company filed and funded its subscription to the rights offering which totaled $2.2 million. This amount is included in “other current assets - related parties” on the unaudited condensed consolidated balance sheets at March 31, 2021. See Note 18.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Capital Spend Commitments
The Company has entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum payments under these obligations in effect at March 31, 2021 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2021	$429	$1,041
2022	—	210
2023	—	127
2024	—	—
2025	—	—
Thereafter	—	—
	$429	$1,378

Subsequent to March 31, 2021, the Company entered into agreements with suppliers to provide infrastructure engineering subcontracting services totaling $0.6 million.

Letters of Credit
The Company has various letters of credit that were issued under the Company's revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2021	2020
Bonding program	$5,000	$5,000
Environmental remediation	3,694	3,694
Insurance programs	3,890	3,890
Rail car commitments	455	455
Total letters of credit	$13,039	$13,039

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of March 31, 2021 and December 31, 2020, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of March 31, 2021 and December 31, 2020, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of March 31, 2021 and December 31, 2020, accrued claims were $1.8 million and $1.9 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also has insurance coverage for directors and officers liability. As of March 31, 2021 and December 31, 2020, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of March 31, 2021 and December 31, 2020, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of March 31, 2021 and December 31, 2020, accrued claims were $1.2 million and $1.3 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2021 and December 31, 2020 and no expense was recognized during the three months ended March 31, 2021 or 2020 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2021 and December 31, 2020, outstanding bid bonds totaled $0.1 million and $1.0 million, respectively. As of March 31, 2021 and December 31, 2020, outstanding performance and payment bonds totaled $19.4 million and $18.1 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $2.3 million as of March 31, 2021.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The case is currently subject to a statutory stay pending a ruling on the appeal of anti-SLAPP motions to dismiss filed by certain defendants. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there is a parallel arbitration proceeding that has been initiated in which certain Defendants are seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party that is scheduled for May 10, 2021.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 20, 2020, the Court of Appeals Seventh District of Texas denied Malcom’s appeal. On February 11, 2021, Cobra and Higher Power entered into a confidential settlement agreement with Malcom and BHI resolving the lawsuit.

As of March 31, 2021, PREPA owed the Company approximately $227.0 million for services performed, excluding $82.9 million of interest charged on these delinquent balances as of March 31, 2021. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. These matters were automatically stayed as a result of Gulfport's bankruptcy filing. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. We cannot assure you of the outcomes of our claims in Gulfport’s chapter 11 proceeding or what our recovery on those claims might be. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. As a result of the rejection of these contracts, the Company recognized unliquidated damages of approximately $46.4 million. During the three months ended March 31, 2021, the Company recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Additionally, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively, during the three months ended March 31, 2021. The Company had net accounts receivable due from Gulfport totaling $33.0 million as of March 31, 2021, which is included in “receivables from related parties, net” on the unaudited condensed consolidated balance sheets. A hearing on the Stingray Pressure Pumping proof of claim against Gulfport subsidiary Gulfport Appalachia was held on April 7, 2021. The Court issued an interim order on April 22, 2021 that Gulfport Appalachia is not liable to Stingray Pressure Pumping, except with respect for services provided to Gulfport Appalachia from August 31, 2015 to September 30, 2018 under the MSA. On April 22, 2021, the Court issued an interim order documenting its finding at the April 7, 2021 hearing related to Gulfport Appalachia. The Court's order stated that Gulfport was the debtor entity that Stingray Pressure Pumping could pursue a claim against for all other unpaid amounts for services provided under Stingray Pressure Pumping's MSA with Gulfport and Gulfport Appalachia. However, the Court's order made no determination as to Gulfport’s liability to Stingray Pressure Pumping pursuant to or arising from the MSA, which remains subject to further proceedings before the Court. The accounts net receivable due from Gulfport totaling $33.0 million as of March 31, 2021 includes $32.7 million that the Company believes Gulfport and Gulfport Appalachia are jointly liable for under the MSA and subsequent amendments in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2016 and 2018. The Company was granted provisional access to participate in Gulfport's preferred rights offering. During the three months ended March 31, 2021, the Company filed and funded its subscription to the rights offering which totaled $2.2 million. This amount is included in “other current assets - related parties” on the unaudited condensed consolidated balance sheets at March 31, 2021.

On January 21, 2020, Mastec Renewables Puerto Rico, LLC (“Mastec”) filed a lawsuit against Mammoth Inc., and Cobra, in the U.S. District Court in the Southern District of Florida. Pursuant to its complaint, Mastec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico laws. MasTec alleges that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official in order to secure two infrastructure contracts to aid in the rebuilding of the energy infrastructure in Puerto Rico after Hurricane Maria. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2021 and 2020, the Company paid $0.5 million and $0.4 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of March 31, 2021, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of March 31, 2021, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2020, the Company included Barracuda Logistics LLC in its Well Completion segment, Cobra Aviation, ARS and Leopard in its Infrastructure segment and Mako Acquisitions LLC in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2020, the Company changed its presentation in 2020 to move Barracuda to the Sand segment and Cobra Aviation, ARS, Leopard and Mako to the reconciling column titled “All Other”. Additionally, the Company changed the name of its pressure pumping segment to the well completion segment in 2020. The results for the three months ended March 31, 2020 have been retroactively adjusted to reflect his change in reportable segments.

The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

During certain of the periods presented, the Company also provided aviation services, coil tubing services, equipment rental services, full service transportation, crude oil hauling services, remote accommodation, equipment manufacturing and infrastructure engineering and design services. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company's CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three months ended March 31, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$29,257	$22,901	$8,705	$919	$5,022	$—	$66,804
Intersegment revenues	—	54	—	14	640	(708)	—
Total revenue	29,257	22,955	8,705	933	5,662	(708)	66,804
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	26,458	9,003	5,862	1,604	5,153	—	48,080
Intersegment cost of revenues	45	394	—	—	269	(708)	—
Total cost of revenue	26,503	9,397	5,862	1,604	5,422	(708)	48,080
Selling, general and administrative	6,253	10,612	2,049	422	1,512	—	20,848
Depreciation, depletion, amortization and accretion	6,667	6,683	2,140	2,165	3,491	—	21,146
Operating loss	(10,166)	(3,737)	(1,346)	(3,258)	(4,763)	—	(23,270)
Interest expense, net	661	254	93	63	154	—	1,225
Other (income) expense, net	(9,310)	439	(794)	(9)	242	—	(9,432)
Loss before income taxes	$(1,517)	$(4,430)	$(645)	$(3,312)	$(5,159)	$—	$(15,063)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2020	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$25,475	$42,686	$10,154	$4,723	$14,345	$—	$97,383
Intersegment revenues	—	634	95	4	775	(1,508)	—
Total revenue	25,475	43,320	10,249	4,727	15,120	(1,508)	97,383
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	26,681	25,568	11,297	5,625	12,735	—	81,906
Intersegment cost of revenues	8	627	—	130	743	(1,508)	—
Total cost of revenue	26,689	26,195	11,297	5,755	13,478	(1,508)	81,906
Selling, general and administrative	3,944	2,171	1,303	1,063	2,290	—	10,771
Depreciation, depletion, amortization and accretion	7,622	8,482	2,322	2,849	4,607	—	25,882
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(12,780)	(51,137)	(4,673)	(5,266)	(15,190)	—	(89,046)
Interest expense, net	752	275	79	257	275	—	1,638
Other (income) expense, net	(7,703)	(110)	(37)	27	414	—	(7,409)
Loss before income taxes	$(5,829)	$(51,302)	$(4,715)	$(5,550)	$(15,879)	$—	$(83,275)

	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
As of March 31, 2021:
Total assets	$405,364	$101,798	$167,901	$33,498	$111,977	$(40,094)	$780,444
As of December 31, 2020:
Total assets	$436,604	$99,247	$172,927	$36,252	$135,194	$(55,662)	$824,562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2021 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Beginning in early March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services declined at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Exploration and production companies set their 2021 budgets based on the prevailing prices for oil and gas at the time. Despite the recent increase in oil pricing, these budgets have remained and are expected to remain relatively unchanged throughout the year with any excess cash flows used for debt repayment or return to shareholders rather than to increase production, as has been the case in the past. As a result, we expect to see depressed levels of oilfield service activity continue for the foreseeable future. The ongoing COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had, and are likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services.

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

First Quarter 2021 Financial Overview

•Net loss of $12 million, or $0.27 per diluted share for the three months ended March 31, 2021.

•Adjusted EBITDA of $6 million for the three months ended March 31, 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•Positive operating cash flows of $14 million for the three months ended March 31, 2021.

•Reduced borrowings under our revolving credit facility by $14 million, or approximately 18%, during the three months ended March 31, 2021 to $64 million at period end.

•Infrastructure services revenue increased $4 million, or 16%, to $29 million for the three months ended March 31, 2021 from $25 million for the three months ended March 31, 2020.

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

    As of March 31, 2021, PREPA owed us approximately $227 million for services performed excluding approximately $83 million of interest charged on these delinquent balances as of March 31, 2021. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii)

obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Although our crew count declined slightly from an average of 100 crews during the fourth quarter of 2020 to an average of 92 crews during the first quarter of 2021, demand for our infrastructure services in the continental United States remains steady. The COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services. We work for multiple utilities primarily across the northeastern, southwestern, midwestern and western portions of the United States. Our infrastructure management team also has experience with both solar and wind projects and we believe that this experience, combined with our vertically integrated service offerings, positions us well to compete and win renewable projects. With this team in place, we believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years. We also believe that the skill sets and experience of our management will afford us enhanced bidding opportunities in both the U.S. and overseas.

Oil and Natural Gas Industry

    The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budgets. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity and other conditions and factors that are beyond our control. See “Recent Developments—Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices” above.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply throughout March and April of 2020 and have continued to experience significant volatility. Oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or at what levels, commodity prices will stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers' capital expenditure budgets. The sharp decline in oil prices beginning in March 2020 further reduced the utilization and pricing of our oilfield services.

In response to market conditions, we have temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently only operating one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels for 2021 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oilfield businesses and we expect this trend to continue throughout 2021. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain depressed for the foreseeable future. While the oilfield portion of our service offerings continue to experience significant challenges, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

We continue to closely monitor our cost structure in response to market conditions and intend to pursue additional cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business has been derived from Gulfport. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of this contract and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport has not made the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code in which it has terminated its agreement with us and is seeking to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims against Gulfport or what our recovery on those claims might be. Likewise, we cannot assure you that we will be able to obtain replacement long-term contracts with other customers. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

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

    Further, as a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our contracted capacity has provided a baseline of business, which has kept our Taylor and Piranha plants operating and our costs low.

    A portion of our revenue from our natural sand proppant business has been derived from Gulfport pursuant to a contract. Gulfport has not made the payments owed to us under this contract for any periods subsequent to May 2020. In September 2020, we filed a lawsuit seeking to recover delinquent payments owed to us under this contract. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code in which it has terminated its agreement with us and is seeking to reduce our claims for services and damages to which we may be entitled. We cannot assure you of the outcome of our claims against Gulfport or what our recovery on those claims might be. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenue:
Infrastructure services	$29,257	$25,475
Well completion services	22,955	43,320
Natural sand proppant services	8,705	10,249
Drilling services	933	4,727
Other services	5,662	15,120
Eliminations	(708)	(1,508)
Total revenue	66,804	97,383

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $6,656 and $7,616, respectively, for the three months ended March 31, 2021 and 2020)	26,503	26,689
Well completion services (exclusive of depreciation and amortization of $6,679 and $8,477, respectively, for the three months ended March 31, 2021 and 2020)	9,397	26,195
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,137 and $2,319, respectively, for the three months ended March 31, 2021 and 2020)	5,862	11,297
Drilling services (exclusive of depreciation and amortization of $2,165 and $2,848, respectively, for the three months ended March 31, 2021 and 2020)	1,604	5,755
Other services (exclusive of depreciation and amortization of $3,489 and $4,604, respectively, for the three months ended March 31, 2021 and 2020)	5,422	13,478
Eliminations	(708)	(1,508)
Total cost of revenue	48,080	81,906
Selling, general and administrative expenses	20,848	10,771
Depreciation, depletion, amortization and accretion	21,146	25,882
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Operating loss	(23,270)	(89,046)
Interest expense, net	(1,225)	(1,638)
Other income, net	9,432	7,409
Loss before income taxes	(15,063)	(83,275)
(Benefit) provision for income taxes	(2,623)	696
Net loss	$(12,440)	$(83,971)

    Revenue. Revenue for the three months ended March 31, 2021 decreased $30 million, or 31%, to $67 million from $97 million for the three months ended March 31, 2020. The decrease in total revenue is primarily attributable to declines in well completion services revenue, other services revenue and drilling services revenue of $20 million, $9 million and $4 million, respectively, during the three months ended March 31, 2021. These decreases were partially offset by a $4 million increase in infrastructure services revenue. Revenue derived from related parties was $17 million, or 26% of our total revenues, for the three months ended March 31, 2021 and $20 million, or 20% of our total revenue, for the three months ended March 31, 2020. Substantially all of our related party revenue is derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,”

“Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue increased $4 million, or 16%, to $29 million for the three months ended March 31, 2021 from $25 million for the three months ended March 31, 2020. The increase is primarily due to an increase in storm restoration revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

    Well Completion Services. Well completion services division revenue decreased $20 million, or 47%, to $23 million for the three months ended March 31, 2021 from $43 million for the three months ended March 31, 2020. Revenue derived from related parties was $15 million, or 65% of total well completion revenue, for the three months ended March 31, 2021 compared to $18 million, or 41% of total well completion revenue, for the three months ended March 31, 2020. All of our well completion related party revenue is derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2021, we recognized revenue totaling $15 million related to the modification of our pressure pumping contract with Gulfport. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenue, consisting primarily of revenue derived from our sand segment, was a nominal amount and $1 million for the three months ended March 31, 2021 and 2020, respectively.

    The decrease in our well completion services revenue was primarily driven by declines in utilization and pricing. The number of stages completed decreased 70% from 1,482 for the three months ended March 31, 2020 to 445 for the three months ended March 31, 2021. An average of 0.9 of our fleets were active for the three months ended March 31, 2021 as compared to an average of 2.7 fleets for the three months ended March 31, 2020.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $1 million, or 10%, to $9 million for the three months ended March 31, 2021, from $10 million for the three months ended March 31, 2020. Revenue derived from related parties was $2 million, or 22% of total sand revenue, for the three months ended March 31, 2021 and $2 million, or 18% of total sand revenue, for the three months ended March 31, 2020. All of our related party revenue is derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2021, we recognized revenue totaling $2 million related to the modification of our sand supply contract with Gulfport. For additional information regarding the status of this contract, see “Industry Overview – Natural Sand Proppant Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

    The decrease in our natural sand proppant services revenue was primarily attributable to a 29% decrease in tons of sand sold from 239,284 tons for the three months ended March 31, 2020 to 170,974 tons for the three months ended March 31, 2021, partially offset by a 23% increase in the average price per ton of sand sold from $13.67 per ton during the three months ended March 31, 2020 to $16.83 per ton during the three months ended March 31, 2021. Included in natural sand proppant services revenue is shortfall revenue of $5 million for each of the three months ended March 31, 2021 and 2020.

Drilling Services. Drilling services division revenue decreased $4 million, or 80%, to $1 million for the three months ended March 31, 2021, from $5 million for the three months ended March 31, 2020. The decline in our drilling services revenue was primarily attributable to a decrease in directional drilling revenue as a result of a decline in utilization from 30% during the three months ended March 31, 2020 to 10% during the three months ended March 31, 2021. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, coil tubing, pressure control, equipment rental, full service transportation, crude oil hauling, remote accommodation, equipment manufacturing and infrastructure engineering and design businesses, decreased $9 million, or 60%, to $6 million for the three months ended March 31, 2021 from $15 million for the three months ended March 31, 2020. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $1 million for each of the three months ended March 31, 2021 and 2020.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 94 pieces of equipment was rented to customers during the three months ended March 31, 2021, a decrease of 81% from an average of 490 pieces of equipment rented to customers during the three months ended March 31, 2020. Additionally, revenue from our remote accommodations and coil tubing businesses declined $3 million and $2 million, respectively, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Due to market conditions, we temporarily shut down our coil tubing and full service transportation operations beginning in July 2020.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $34 million from $82 million, or 84% of total revenue, for the three months ended March 31, 2020 to $48 million, or 72% of total revenue, for the three months ended March 31, 2021. The decrease is primarily due to a decline in activity across our oilfield service business lines. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, remained flat at $27 million for the three months ended March 31, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $7 million and $8 million for the three months ended March 31, 2021 and 2020, respectively, was 91% and 105% for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to declines in labor and equipment rental costs as a percentage of revenue.

    Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $17 million, or 65%, to $9 million for the three months ended March 31, 2021 from $26 million for the three months ended March 31, 2020, primarily due to a decline in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $7 million and $8 million for the three months ended March 31, 2021 and 2020, respectively, was 41% and 60% for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to the recognition of standby revenue during the three months ended March 31, 2021, of which there was a lower percentage of costs recognized compared to the three months ended March 31, 2020.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $5 million, or 45%, to $6 million for the three months ended March 31, 2021 from $11 million for the three months ended March 31, 2020, primarily due to a decline in cost of goods sold as a result of a 29% decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2 million for each of the three months ended March 31, 2021 and 2020, respectively, was 67% and 110% for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to a decline in rail expense as a percentage of revenue.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4 million, or 67%, to $2 million for the three months ended March 31, 2021 from $6 million for the three months ended March 31, 2020, primarily due to a decline in utilization for our directional drilling business. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $2 million and $3 million for the three months ended March 31, 2021 and 2020, respectively, was 172% and 122% for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to a decline in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $8 million, or 62%, to $5 million for the three months ended March 31, 2021 from $13 million for the three months ended March 31, 2020, primarily due to declines in cost of revenue for our equipment rental, coil tubing and remote accommodations businesses as a result of reduced activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $3 million and $5 million for the three months ended March 31, 2021 and 2020, respectively, was 96% and 89% for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to an increase in labor costs as a percentage of revenue.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash expenses:
Compensation and benefits	$4,694	$3,969
Professional services	3,405	3,538
Other(a)	2,342	2,309
Total cash SG&A expense	10,441	9,816
Non-cash expenses:
Bad debt provision	10,125	55
Stock based compensation	282	900
Total non-cash SG&A expense	10,407	955
Total SG&A expense	$20,848	$10,771
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b. The bad debt provision for the three months ended March 31, 2021, includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $5 million, or 18%, to $21 million for the three months ended March 31, 2021 from $26 million for the three months ended March 31, 2020. The decrease is primarily attributable to a decline in property and equipment depreciation expense.

    Impairment of Goodwill. As a result of current market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55 million. We did not record any goodwill impairment expense during the three months ended March 31, 2021.

    Impairment of Other Long-Lived Assets. During the three months ended March 31, 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $13 million. We did not record any impairment of other long-lived assets during the three months ended March 31, 2021.

    Operating Loss. We reported an operating loss of $23 million for the three months ended March 31, 2021 compared to an operating loss of $89 million for the three months ended March 31, 2020. The decrease in operating loss is primarily due to the recognition of $68 million in impairment expense during the three months ended March 31, 2020.

    Interest Expense, Net. Interest expense, net decreased slightly during the three months ended March 31, 2021 primarily due to a decline in average borrowings outstanding on our revolving credit facility.

    Other Income, Net. Other income, net increased $2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in interest on trade accounts receivable.

    Income Taxes. We recorded an income tax benefit of $3 million on pre-tax losses of $15 million for the three months ended March 31, 2021 compared to income tax expense of $1 million on pre-tax losses of $83 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we recorded expense of $5 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Our effective tax rate was also impacted by permanent differences such as goodwill impairment during the three months ended March 31, 2020.

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

Consolidated

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net loss	$(12,440)	$(83,971)
Depreciation, depletion, amortization and accretion expense	21,146	25,882
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Stock based compensation	344	1,049
Interest expense, net	1,225	1,638
Other income, net	(9,432)	(7,409)
(Benefit) provision for income taxes	(2,623)	696
Interest on trade accounts receivable	8,158	7,696
Adjusted EBITDA	$6,378	$13,451

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net loss	$(3,945)	$(8,320)
Depreciation and amortization expense	6,667	7,622
Stock based compensation	135	241
Interest expense	661	752
Other income, net	(9,310)	(7,703)
Provision for income taxes	2,428	2,491
Interest on trade accounts receivable	8,673	7,696
Adjusted EBITDA	$5,309	$2,779

Well Completion Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net loss	$(4,430)	$(51,302)
Depreciation and amortization expense	6,683	8,482
Impairment of goodwill	—	53,406
Impairment of other long-lived assets	—	4,203
Stock based compensation	83	329
Interest expense	254	275
Other expense (income), net	439	(110)
Interest on trade accounts receivable	(514)	—
Adjusted EBITDA	$2,515	$15,283

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net loss	$(645)	$(4,715)
Depreciation, depletion, amortization and accretion expense	2,140	2,322
Stock based compensation	64	232
Interest expense	93	79
Other income, net	(794)	(37)
Interest on trade accounts receivable	(1)	—
Adjusted EBITDA	$857	$(2,119)

Drilling Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net loss	$(3,312)	$(5,550)
Depreciation expense	2,165	2,849
Impairment of other long-lived assets	—	326
Stock based compensation	38	94
Interest expense	63	257
Other (income) expense, net	(9)	27
Adjusted EBITDA	$(1,055)	$(1,997)

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020
Net income loss	$(108)	$(14,084)
Depreciation, amortization and accretion expense	3,491	4,607
Impairment of goodwill	—	1,567
Impairment of other long-lived assets	—	8,368
Stock based compensation	24	153
Interest expense, net	154	275
Other expense, net	242	414
Benefit for income taxes	(5,051)	(1,795)
Adjusted EBITDA	$(1,248)	$(495)
a.    Includes results for our aviation, coil tubing, pressure control, equipment rentals, full service transportation, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Loss and Adjusted Loss per Share

    Adjusted net loss and adjusted loss per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company's performance by excluding certain non-cash charges, such as impairment of goodwill and impairment of other long-lived assets, that may not be indicative of the Company's ongoing operating results. Adjusted net loss and adjusted loss per share should not be considered in isolation or as a substitute for net loss and loss per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net loss and adjusted loss per share to the GAAP financial measures of net loss and loss per share for the periods specified.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per share amounts)
Net loss, as reported	$(12,440)	$(83,971)
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Adjusted net loss	$(12,440)	$(16,101)

Basic loss per share, as reported	$(0.27)	$(1.85)
Impairment of goodwill	—	1.21
Impairment of other long-lived assets	—	0.28
Adjusted basic loss per share	$(0.27)	$(0.36)

Diluted loss per share, as reported	$(0.27)	$(1.85)
Impairment of goodwill	—	1.21
Impairment of other long-lived assets	—	0.28
Adjusted diluted loss per share	$(0.27)	$(0.36)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$14,366	$14,822
Revolving credit facility availability	125,782	129,787
Less long-term debt	(64,000)	(78,000)
Less letter of credit facilities (bonding program)	(5,000)	(5,000)
Less letter of credit facilities (insurance programs)	(3,890)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	309,737	321,328
Total	$372,846	$374,898
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $120 million and cash and cash equivalents of $14 million from total current assets of $444 million as of March 31, 2021. As of December 31, 2020, net working capital (less cash) is calculated by subtracting total current liabilities of $129 million and cash and cash equivalents of $15 million from total current assets of $465 million. Amounts include receivables due from PREPA and Gulfport of $310 million and $33 million, respectively, at March 31, 2021 and $301 million and $28 million, respectively, at December 31, 2020.

    As of April 27, 2021, we had cash on hand of $15 million and outstanding borrowings under our revolving credit facility of $67 million, leaving an aggregate of $46 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, depressed commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the covenants under our revolving credit facility and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	14,234	1,541
Net cash provided by (used in) investing activities	309	(942)
Net cash provided by (used in) financing activities	(15,024)	6,898
Effect of foreign exchange rate on cash	25	(189)
Net change in cash	$(456)	$7,308

Operating Activities

    Net cash provided by operating activities was $14 million for the three months ended March 31, 2021, compared to $2 million for the three months ended March 31, 2020. The increase in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable during the three months ended March 31, 2021.

Investing Activities

    Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $1 million for the three months ended March 31, 2020. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services, which was offset by proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Infrastructure services(a)	$189	$—
Well completion services(b)	412	604
Natural sand proppant services(c)	408	521
Drilling services(d)	37	—
Other(e)	102	375
Total capital expenditures	$1,148	$1,500
a.     Capital expenditures primarily for tooling and other equipment for the three months ended March 31, 2021.
b.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and water transfer equipment for the three months ended March 31, 2021 and 2020.
c.    Capital expenditures primarily for maintenance for the three months ended March 31, 2021 and 2020.
d.    Capital expenditures primarily for equipment for our rig fleet for the three months ended March 31, 2021.
e.    Capital expenditures primarily for equipment for our rental business for the three months ended March 31, 2021 and 2020.

Financing Activities

    Net cash used in financing activities was $15 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $7 million for the three months ended March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 was primarily attributable to net payments under our revolving credit facility of $14 million. Net cash provided by financing activities for three months ended March 31, 2020 was primarily attributable net borrowings under our revolving credit facility of $8 million, which was partially offset by debt issuance costs of $1 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was $0.03 million and ($0.2) million, respectively, for the three months ended March 31, 2021 and 2020. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $324 million and $336 million, respectively, at March 31, 2021 and December 31, 2020. Our cash balances were $14 million and $15 million, respectively, at March 31, 2021 and December 31, 2020.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At March 31, 2021, we had outstanding borrowings under our revolving credit facility of $64 million and $49 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit. As of March 31, 2021 and December 31, 2020, we were in compliance with the financial covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

Sale Leaseback Transaction

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreement, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease term.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. As of March 31, 2021, we did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On April 26, 2021, Bank7 granted us a waiver of this event of default.

Capital Requirements and Sources of Liquidity

    During 2021, we estimate that our aggregate capital expenditures will be $9 million, depending upon industry conditions and our financial results. These capital expenditures include $6 million in our infrastructure segment for assets for additional crews, $2.5 million in our well completion segment for conversion of a portion of our fleet to include dynamic gas blending capabilities and maintenance to our existing pressure pumping fleet and $0.5 million for our other divisions, primarily for additional equipment for our rental business. During the three months ended March 31, 2021, our capital expenditures totaled $1 million.

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

Capital Spend Commitments

We have entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum lease payments under these agreements in effect at March 31, 2021 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2020	$429	$1,041
2021	—	210
2022	—	127
2023	—	—
2024	—	—
Thereafter	—	—
	$429	$1,378

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In the third quarter of 2020, many U.S. producers resumed completion activities to stem production declines and stabilize their production base as demand for crude oil rebounded but continued to be soft. Commodity prices are expected to continue to be weak and volatile as a result of production levels, inventories and demand, and national and international economic performance. We cannot predict when commodity prices will stabilize and at what price points or global inventories return to normalized levels. The COVID-19 pandemic, the broad reduction in economic activity, the current conditions in the energy industry and the adverse macroeconomic conditions have also had an adverse effect on both pricing and utilization for our oilfield services.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $14 million at March 31, 2021. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At March 31, 2021, we had outstanding borrowings under our revolving credit facility of $64.0 million with a weighted average interest rate of 3.75%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.6 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2021, we had $3 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.05 million as of March 31, 2021. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Seasonality

    We provide completion and production services as well as contract land and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. A portion of our revenues are generated in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2021. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices” and “—Industry Overview.”

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
4.3	Investor Rights Agreement, dated October 12, 2016, by and between the Company and Gulfport Energy Corporation	8-K	001-37917	11/15/2016	4.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	April 30, 2021	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	April 30, 2021	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer