Form 10-Q
period 2021-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2021-08-03
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, there were 46,680,731 shares of common stock, $0.01 par value, outstanding.

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
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations, or OPEC+, affecting commodity price and production levels;
•the severity and duration of the COVID-19 pandemic, the related global and national health concerns and economic repercussions and the resulting negative impact on demand for Mammoth’s services;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, remote work arrangements and protecting the health, safety and well-being of Mammoth’s employees;
•the performance of contracts and supply chain disruptions during the COVID-19 pandemic;
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
•the outcome or settlement of our litigation matters discussed in this report, including our litigation with Gulfport Energy Corporation and MasTec Renewables Puerto Rico, LLC, and their effect on our financial condition and results of operations;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•the availability of transportation, pipeline and storage facilities and any increase in related costs;
•extreme weather conditions, such as the severe winter storms in February 2021 in the Permian Basin where we provide well completion and drilling services;
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

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2021	2020
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$11,038	$14,822
Short-term investment	1,757	1,750
Accounts receivable, net	413,245	393,112
Receivables from related parties, net	80	28,461
Inventories	10,212	12,020
Prepaid expenses	7,936	13,825
Other current assets	708	758
Total current assets	444,976	464,748

Property, plant and equipment, net	210,397	251,262
Sand reserves	65,491	65,876
Operating lease right-of-use assets	15,777	20,179
Intangible assets, net - customer relationships	321	408
Intangible assets, net - trade names	3,946	4,366
Goodwill	12,608	12,608
Deferred income tax asset	8,094	—
Other non-current assets	4,329	5,115
Total assets	$765,939	$824,562
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$39,505	$40,316
Payables to related parties	4	3
Accrued expenses and other current liabilities	63,375	44,408
Current operating lease liability	7,255	8,618
Current portion of long-term debt	1,430	1,165
Income taxes payable	35,198	34,088
Total current liabilities	146,767	128,598

Long-term debt, net of current portion	62,811	81,338
Deferred income tax liabilities	12,041	24,741
Long-term operating lease liability	8,293	11,377
Asset retirement obligations	3,666	4,746
Other liabilities	15,159	10,435
Total liabilities	248,737	261,235

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 46,680,731 and 45,769,283 issued and outstanding at June 30, 2021 and December 31, 2020	467	458
Additional paid in capital	537,728	537,039
Retained (deficit) earnings	(18,335)	28,895
Accumulated other comprehensive loss	(2,658)	(3,065)
Total equity	517,202	563,327
Total liabilities and equity	$765,939	$824,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	(in thousands, except per share amounts)
Services revenue	$40,867	$44,878	$83,558	$113,723
Services revenue - related parties	90	8,650	15,076	26,663
Product revenue	6,483	4,706	13,465	13,356
Product revenue - related parties	—	1,875	2,145	3,750
Total revenue	47,440	60,109	114,244	157,492

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $17,861, $36,850, $21,750 and $45,305, respectively, for the three months and six months ended June 30, 2021 and three and six months ended June 30, 2020)	43,103	42,255	85,165	112,952
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and six months ended June 30, 2021 and three and six months ended June 30, 2020)	107	97	216	198
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,384, $4,521, $2,346 and $4,654, respectively, for the three and six months ended June 30, 2021 and three and six months ended June 30, 2020)	7,165	6,401	13,074	17,509
Selling, general and administrative (Note 11)	11,791	13,528	32,446	24,084
Selling, general and administrative - related parties (Note 11)	192	198	385	413
Depreciation, depletion, amortization and accretion	20,265	24,116	41,411	49,998
Impairment of goodwill	—	—	—	54,973
Impairment of other long-lived assets	—	—	—	12,897
Total cost and expenses	82,623	86,595	172,697	273,024
Operating loss	(35,183)	(26,486)	(58,453)	(115,532)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,169)	(1,471)	(2,394)	(3,109)
Other (expense) income, net	(14,998)	8,137	(5,051)	15,546
Other (expense) income, net - related parties	—	1,133	(515)	1,133
Total other (expense) income	(16,167)	7,799	(7,960)	13,570
Loss before income taxes	(51,350)	(18,687)	(66,413)	(101,962)
Benefit for income taxes	(16,560)	(3,482)	(19,183)	(2,786)
Net loss	$(34,790)	$(15,205)	$(47,230)	$(99,176)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $63, ($680), ($150) and $211, respectively, for the three and six months ended June 30, 2021 and three and six months ended June 30, 2020	239	668	407	(746)
Comprehensive loss	$(34,551)	$(14,537)	$(46,823)	$(99,922)

Net loss per share (basic) (Note 14)	$(0.75)	$(0.33)	$(1.02)	$(2.18)
Net loss per share (diluted) (Note 14)	$(0.75)	$(0.33)	$(1.02)	$(2.18)
Weighted average number of shares outstanding (basic) (Note 14)	46,402	45,727	46,168	45,521
Weighted average number of shares outstanding (diluted) (Note 14)	46,402	45,727	46,168	45,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2021
					Accumulated
			Retained	Additional	Other
	Common Stock		(Deficit)	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2021	46,272	$463	$16,455	$537,378	$(2,897)	$551,399
Stock based compensation	409	4	—	350	—	354
Net loss	—	—	(34,790)	—	—	(34,790)
Other comprehensive income	—	—	—	—	239	239
Balance at June 30, 2021	46,681	$467	$(18,335)	$537,728	$(2,658)	$517,202

	Three Months Ended June 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2020	45,714	$457	$52,531	$536,140	$(4,720)	$584,408
Stock based compensation	48	1	—	193	—	194
Net loss	—	—	(15,205)	—	—	(15,205)
Other comprehensive income	—	—	—	—	668	668
Balance at June 30, 2020	45,762	$458	$37,326	$536,333	$(4,052)	$570,065

	Six Months Ended June 30, 2021
					Accumulated
			Retained	Additional	Other
	Common Stock		(Deficit)	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	912	9	—	689	—	698
Net loss	—	—	(47,230)	—	—	(47,230)
Other comprehensive income	—	—	—	—	407	407
Balance at June 30, 2021	46,681	$467	$(18,335)	$537,728	$(2,658)	$517,202

	Six Months Ended June 30, 2020
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	653	7	—	1,239	—	1,246
Net loss	—	—	(99,176)	—	—	(99,176)
Other comprehensive loss	—	—	—	—	(746)	(746)
Balance at June 30, 2020	45,762	$458	$37,326	$536,333	$(4,052)	$570,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(47,230)	$(99,176)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock based compensation	698	1,246
Depreciation, depletion, accretion and amortization	41,411	49,998
Amortization of coil tubing strings	—	359
Amortization of debt origination costs	296	577
Bad debt expense	10,201	1,679
Gain on disposal of property and equipment	(1,599)	(1,451)
Impairment of goodwill	—	54,973
Impairment of other long-lived assets	—	12,897
Deferred income taxes	(20,898)	931
Other	548	623
Changes in assets and liabilities:
Accounts receivable, net	(30,386)	7,782
Receivables from related parties	28,381	(19,793)
Inventories	1,808	4,651
Prepaid expenses and other assets	5,923	6,079
Accounts payable	(1,546)	(7,514)
Payables to related parties	1	(512)
Accrued expenses and other liabilities	15,756	(2,818)
Income taxes payable	1,107	(3,697)
Net cash provided by operating activities	4,471	6,834

Cash flows from investing activities:
Purchases of property and equipment	(1,709)	(4,348)
Purchases of property and equipment from related parties	—	(76)
Proceeds from disposal of property and equipment	4,632	2,544
Net cash provided by (used in) investing activities	2,923	(1,880)

Cash flows from financing activities:
Borrowings on long-term debt	12,000	22,800
Repayments of long-term debt	(30,269)	(13,550)
Proceeds from sale leaseback transaction	9,473	—
Payments on sale leaseback transaction	(1,278)	—
Principal payments on financing leases and equipment financing notes	(1,140)	(914)
Debt issuance costs	—	(1,000)
Net cash (used in) provided by financing activities	(11,214)	7,336
Effect of foreign exchange rate on cash	36	(137)
Net change in cash and cash equivalents	(3,784)	12,153
Cash and cash equivalents at beginning of period	14,822	5,872
Cash and cash equivalents at end of period	$11,038	$18,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,134	$2,683
Cash paid (recovered) for income taxes	$964	$(6)
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,035	$2,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.’s infrastructure division provides construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant services and drilling services. Additionally, the Company provides aviation services, equipment rentals, crude oil hauling, remote accommodation services, equipment manufacturing and infrastructure engineering and design services.

Operations

The Company's infrastructure services include construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company's well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company's natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company's drilling services provide drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other services, including aviation, equipment rentals, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company's subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2021 and three and six months ended June 30, 2020, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $9.0 million and $17.7 million, respectively, and $7.9 million and $15.6 million, respectively. These amounts are included in “other (expense) income, net” on the unaudited condensed consolidated statement of comprehensive loss. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 were interest charges of $91.9 million and $74.3 million, respectively.

The Company regularly reviews receivables and provides for expected losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company expects that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made. If it is determined that previously reserved amounts are collectible, the Company would decrease the allowance through a credit to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for doubtful accounts once a final determination is made regarding their collectability.

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2020 and the six months ended June 30, 2021 (in thousands):

Balance, January 1, 2020	$5,154
Additions charged to bad debt expense	22,705
Additions charged to other selling, general and administrative expense	3,950
Additions charged to other (expense) income, net - related parties	1,427
Recoveries of receivables previously charged to bad debt expense	(747)
Deductions for uncollectible receivables written off	(2,350)
Balance, December 31, 2020	30,139
Additions charged to bad debt expense	10,339
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	246
Additions charged to other (expense) income, net - related parties	515
Additions charged to other (expense) income, net	67
Recoveries of receivables previously charged to bad debt expense	(138)
Deductions for uncollectible receivables written off	(1,211)
Balance, June 30, 2021	$67,028

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company's subsidiaries Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”) and Muskie Proppant LLC (“Muskie”) were party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport Energy Corporation (“Gulfport”). On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On May 17, 2021, Gulfport emerged from bankruptcy. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and attorneys’ fees of $1.8 million. FASB ASC 326, Financial Instruments-Credit Losses, requires a company to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. As a result of the rejection of these contracts, the Company recognized unliquidated damages of approximately $46.4 million. During the six months ended June 30, 2021, the Company recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Additionally, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively, during the six months ended June 30, 2021. The Company had net accounts receivable due from Gulfport totaling $33.0 million as of June 30, 2021, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. See Note 3.

A hearing on the Stingray Pressure Pumping proof of claim against Gulfport subsidiary Gulfport Appalachia, LLC (“Gulfport Appalachia”) was held on April 7, 2021. The Court issued an interim order on April 22, 2021 that Gulfport Appalachia is not liable to Stingray Pressure Pumping, except with respect for services provided to Gulfport Appalachia from August 31, 2015 to September 30, 2018 under the Master Services Agreement for Pressure Pumping Services (“MSA”). On April 22, 2021, the Court issued an interim order documenting its finding at the April 7, 2021 hearing related to Gulfport Appalachia. The Court's order stated that Gulfport was the debtor entity that Stingray Pressure Pumping could pursue a claim against for all other unpaid amounts for services provided under Stingray Pressure Pumping's MSA with Gulfport and Gulfport Appalachia. On May 5, 2021, Stingray Pressure Pumping filed a notice of appeal, leave for motion to file appeal and election to proceed in district court. On May 10, 2021, the leave for interlocutory appeal was granted by the district court. In the April 22, 2021 order, the Court made no determination as to Gulfport’s liability to Stingray Pressure Pumping pursuant to or arising from the MSA, which remains subject to further proceedings before the Court. These proceedings are currently scheduled for hearing in September 2021. The net accounts receivable due from Gulfport totaling $33.0 million as of June 30, 2021, includes $32.7 million that the Company believes Gulfport and Gulfport Appalachia are jointly liable for under the MSA and subsequent amendments in 2016 and 2018. See Note 18.

Additionally, the Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.4 million and $3.3 million, respectively, for the six months ended June 30, 2021 and year ended December 31, 2020. These additions were charged to bad debt expense based on the factors described above. Also, during the six months ended June 30, 2021 and year ended December 31, 2020, the Company recorded additions to allowance for doubtful accounts of $0.2 million and $2.2 million, respectively, related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

As of June 30, 2021, PREPA owed Cobra approximately $227.0 million for services performed, excluding $91.9 million of interest charged on these delinquent balances as of June 30, 2021. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra's motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2021 and December 31, 2020 and percentages of total revenues derived for the three and six months ended June 30, 2021 and 2020:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2021	2020	2021	2020	2021	2020
Customer A(a)	—%	—%	—%	—%	77%	71%
Customer B(b)	—%	17%	15%	19%	8%	9%
Customer C(c)	10%	6%	11%	11%	2%	3%
Customer D(d)	25%	—%	11%	—%	3%	—%
Customer E(e)	3%	11%	7%	9%	—%	—%
a.Customer A is a third-party customer. The accounts receivable balances from Customer A were derived from the Company's infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the unaudited condensed consolidated statements of comprehensive loss. The related accounts receivable are included in accounts receivable, net on the unaudited condensed consolidated balance sheet at June 30, 2021 and receivables due from related parties, net at December 31, 2020. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company's well completion services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company's infrastructure services segment.
d.Customer D is a third-party customer. Revenues and the related accounts receivable balances earned from Customer D were derived from the Company's well completion services segment.
e.Customer E is a third-party customer. Revenues earned from Customer E were derived from the Company's well completion services segment and equipment rental business.

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

3.     Revenue
The Company's primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling, remote accommodations, equipment manufacturing and infrastructure engineering and design services. See Note 19 for the Company's revenue disaggregated by type.

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. Gulfport has filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the six months ended June 30, 2021. As of June 30, 2021, Stingray Pressure Pumping had net accounts receivable due from Gulfport totaling $32.7 million, which includes $1.3 million in interest on delinquent accounts receivable. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company's shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport's creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive loss and the related accounts receivable is included in “accounts receivable, net” in the unaudited condensed consolidated balance sheets as of June 30, 2021 and “receivables due from related parties” as of December 31, 2020. See Notes 11 and 18 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company's sand supply agreements, including its agreement with Gulfport, contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management's knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of June 30, 2021, the Company had deferred revenue totaling $5.5 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer's inability to take delivery of excess volumes. The Company recognized revenue totaling $1.0 million and $6.0 million during the three and six months ended June 30, 2021, respectively, and $4.9 million and $9.8 million during the three and six months ended June 30, 2020, respectively, related to shortfall payments.

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

Pursuant to its contract with Gulfport, Muskie agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the six months ended June 30, 2021. As of June 30, 2021, Muskie had net accounts receivable due from Gulfport totaling $0.3 million, which includes a nominal amount of interest on delinquent accounts receivable. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive loss and the related accounts receivable is included in “accounts receivable, net” in the unaudited condensed consolidated balance sheets as of June 30, 2021 and “receivables due from related parties” as of December 31, 2020. See Notes 11 and 18 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company's contract liabilities (in thousands):

Balance, December 31, 2019	$7,244
Deduction for recognition of revenue	(25,047)
Increase for deferral of shortfall payments	25,436
Increase for deferral of customer prepayments	648
Balance, December 31, 2020	8,281
Deduction for recognition of revenue	(5,308)
Increase for deferral of shortfall payments	2,550
Increase for deferral of customer prepayments	460
Balance, June 30, 2021	$5,983

The Company did not have any contract assets as of June 30, 2021, December 31, 2020 or December 31, 2019.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had unsatisfied performance obligations totaling $5.8 million, which will be recognized over the next nine months.

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

	June 30,	December 31,
	2021	2020
Supplies	$6,352	$6,312
Raw materials	780	613
Work in process	2,149	3,478
Finished goods	931	1,617
Total inventories	$10,212	$12,020

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2021	2020
Pressure pumping equipment	3-5 years	$219,470	$217,945
Drilling rigs and related equipment	3-15 years	112,399	113,146
Machinery and equipment	7-20 years	168,453	172,272
Buildings(a)	15-39 years	46,663	48,776
Vehicles, trucks and trailers	5-10 years	106,356	111,911
Coil tubing equipment	4-10 years	7,591	8,541
Land	N/A	13,417	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,338	18,640
		716,613	728,574
Deposits on equipment and equipment in process of assembly(c)		3,578	3,191
		720,191	731,765
Less: accumulated depreciation(d)		509,794	480,503
Total property, plant and equipment, net		$210,397	$251,262
a.    Included in Buildings at each of June 30, 2021 and December 31, 2020 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of June 30, 2021 and December 31, 2020 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $5.9 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, related to assets under operating leases.

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

The Company measured the fair values of these assets using direct and indirect observable inputs (Level 2) based on a market approach. The Company did not record any impairment of other long-lived assets during the three or six months ended June 30, 2021.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the three and six months ended June 30, 2020, proceeds and gains from the sale of equipment damaged or lost down-hole were $0.3 million and $0.7 million, respectively. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three and six months ended June 30, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other (expense) income, net” on the unaudited condensed consolidated statement of comprehensive loss. For the three and six months ended June 30, 2021 and 2020, proceeds from the sale of equipment were $3.1 million, $4.6 million, $1.6 million and $2.2 million, respectively, and gains from the sale or disposal of equipment were $1.0 million, $1.6 million, $0.5 million and $0.8 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$19,590	$23,740	$40,446	$49,340
Depletion expense	385	93	385	93
Amortization expense	253	254	507	507
Accretion expense	37	29	73	58
Depreciation, depletion, amortization and accretion	$20,265	$24,116	$41,411	$49,998

6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the six months ended June 30, 2021 and year ended December 31, 2020 are presented below (in thousands):

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
Balance as of June 30, 2021
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	$891	$9,214	$—	$2,503	$12,608

Oil prices declined significantly in March 2020 as a result of geopolitical events that increased the supply of oil in the market as well as effects of the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value. Therefore, the Company performed an interim goodwill impairment test. The Company impaired goodwill associated with Stingray Pressure Pumping, Silverback Energy and WTL Oil LLC, resulting in a $55.0 million impairment charge during the first quarter of 2020. To determine fair value, the Company used a combination of the income and market approaches. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. The market approach estimates the fair value using comparative multiples, which involves significant judgment in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the selection of the appropriate peer group companies and valuation multiples. The Company did not recognize any goodwill impairment during the three or six months ended June 30, 2021.
Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2021	2020
Customer relationships	$1,050	$1,050
Trade names	9,063	9,063
Less: accumulated amortization - customer relationships	(729)	(642)
Less: accumulated amortization - trade names	(5,117)	(4,697)
Intangible assets, net	$4,267	$4,774

Amortization expense for intangible assets was $0.2 million for the each of the three months ended June 30, 2021 and 2020, and $0.5 million for each of the six months ended June 30, 2021 and 2020. The original life of customer relationships is six years as of June 30, 2021 with a remaining average useful life of 1.8 years. The original life of trade names ranges from 10 to 20 years as of June 30, 2021 with a remaining average useful life of 7.3 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2021	$507
2022	1,015
2023	898
2024	771
2025	152
Thereafter	924
$4,267

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.1 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of a nominal amount and ($0.6) million for the three and six months ended June 30, 2021, respectively, and ($0.2) million and ($0.6) million for the three and six months ended June 30, 2020, respectively. These amounts are included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued legal settlement(a)	$25,000	$—
State and local taxes payable	13,897	13,838
Financed insurance premiums(b)	3,721	10,394
Deferred revenue	5,983	8,281
Accrued compensation and benefits	3,902	3,710
Insurance reserves	1,826	1,941
Payroll tax liability	1,897	1,816
Financing leases	1,399	1,499
Sale leaseback liability(c)	3,240	1,290
Other	2,510	1,639
Total accrued expenses and other current liabilities	$63,375	$44,408

Other Long-Term Liabilities
Financing leases	$3,913	$4,618
Sale leaseback liability(c)	9,146	3,348
Payroll tax liability	1,897	1,977
Other	203	492
Total other long-term liabilities	$15,159	$10,435
a.In June 2021, the Company reached an agreement to settle a certain legal matter. See Note 18 for additional detail.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of June 30, 2021 and December 31, 2020, the applicable interest rate associated with financed insurance premiums ranged from 3.45% to 3.75%.
c.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Debt
Long-term debt included the following (in thousands):

	June 30,	December 31,
	2021	2020
Revolving credit facility	$60,198	$78,000
Aviation note	4,084	4,551
Unamortized debt issuance costs	(41)	(48)
Total debt	64,241	82,503
Less: current portion	1,430	1,165
Total long-term debt	$62,811	$81,338

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

The revolving credit facility also contains various customary affirmative and restrictive covenants. Among the covenants are two financial covenants, including a maximum leverage ratio (2.5 to 1.0) and a minimum fixed charges coverage ratio of at least 1.1 to 1.0. As of June 30, 2021 and December 31, 2020, the Company was in compliance with its financial covenants under the revolving credit facility.

At June 30, 2021, there were outstanding borrowings under the revolving credit facility of $60.2 million and $51.1 million of available borrowing capacity under the facility, after giving effect to $13.0 million of outstanding letters of credit. At December 31, 2020, there were outstanding borrowings under the revolving credit facility of $78.0 million and $38.7 million of borrowing capacity under the facility, after giving effect to $13.0 million of outstanding letters of credit.

As of July 27, 2021, the Company had $61.4 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $49.8 million of available borrowing capacity under this facility, after giving effect to $13.0 million of outstanding letters of credit. If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company's assets.

Aviation Note

On November 6, 2020, Leopard Aviation LLC (“Leopard”) and Cobra Aviation entered into a 39 month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. Included in the affirmative covenants is a minimum cash requirement, which requires Leopard and Cobra Aviation to maintain a minimum of $0.75 million of cash in accounts held by Bank7 until August 1, 2021.

As of June 30, 2021, the Company did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On July 26, 2021, Bank7 granted the Company a waiver of this event of default. The waiver extended the minimum cash requirement until November 15, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment, 100% of the equity interest in Air Rescue Systems Corporation (“ARS”) and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf's and Predator Aviation's voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation's and Leopard's activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard's operational activities are directed by Dire Wolf's and Predator Aviation's officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2021.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash expenses:
Compensation and benefits	$3,333	$3,720	$8,027	$7,690
Professional services	5,806	6,147	9,211	9,684
Other(a)	2,464	2,100	4,806	4,409
Total cash SG&A expense	11,603	11,967	22,044	21,783
Non-cash expenses:
Bad debt provision	76	1,624	10,201	1,679
Stock based compensation	304	135	586	1,035
Total non-cash SG&A expense	380	1,759	10,787	2,714
Total SG&A expense	$11,983	$13,726	$32,831	$24,497
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b. The bad debt provision for the six months ended June 30, 2021, includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries. See Notes 2 and 18.

12.    Income Taxes
The Company recorded income tax benefit of $19.2 million for the six months ended June 30, 2021 compared to income tax benefit of $2.8 million for the six months ended June 30, 2020. The Company's effective tax rate was 29% and 3% for the six months ended June 30, 2021 and 2020, respectively.

The effective tax rate for the three months ended June 30, 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $5.2 million net tax expense during the six months ended June 30, 2020, which consisted of a $12.3 million deferred tax expense and a $7.2 million current tax benefit. This impact, along with the rate impact from non-deductible goodwill impairment, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the six months ended June 30, 2020.

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

The Company's operating leases are primarily for rail cars, real estate, and equipment and its finance leases are primarily for machinery and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of the Company's leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

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

Lease expense consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$2,410	$4,363	$4,872	$9,165
Short-term lease expense	126	118	364	287
Finance lease expense:
Amortization of right-of-use assets	379	317	767	634
Interest on lease liabilities	47	51	98	105
Total lease expense	$2,962	$4,849	$6,101	$10,191

Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$15,777	$20,179
Current operating lease liability	7,255	8,618
Long-term operating lease liability	8,293	11,377
Finance leases:
Property, plant and equipment, net	$5,184	$6,065
Accrued expenses and other current liabilities	1,399	1,499
Other liabilities	3,913	4,618

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,431	$4,193	$4,920	$8,930
Operating cash flows from finance leases	47	51	98	105
Financing cash flows from finance leases	397	300	803	596
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$105	$(1,700)	$182	$(2,009)
Finance leases	(72)	(27)	—	(27)

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	3.1 years	3.2 years
Finance leases	3.8 years	4.2 years
Weighted-average discount rate:
Operating leases	3.5%	3.5%
Finance leases	3.5%	3.5%

Maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$4,247	$781
2022	6,139	1,547
2023	3,544	1,547
2024	1,816	774
2025	305	333
Thereafter	419	669
Total lease payments	16,470	5,651
Less: Present value discount	922	339
Present value of lease payments	$15,548	$5,312

Subsequent to June 30, 2021, the Company entered into a three-year real estate operating lease agreement with aggregate commitments of $0.6 million.

Lessor Accounting

Certain of the Company's agreements with its customers for drilling services, aviation services and remote accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

The Company's lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.6 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive loss.

14.    Loss Per Share

    Reconciliations of the components of basic and diluted net loss per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic loss per share:
Allocation of loss:
Net loss	$(34,790)	$(15,205)	$(47,230)	$(99,176)
Weighted average common shares outstanding	46,402	45,727	46,168	45,521
Basic loss per share	$(0.75)	$(0.33)	$(1.02)	$(2.18)

Diluted loss per share:
Allocation of loss:
Net loss	$(34,790)	$(15,205)	$(47,230)	$(99,176)
Weighted average common shares, including dilutive effect(a)	46,402	45,727	46,168	45,521
Diluted loss per share	$(0.75)	$(0.33)	$(1.02)	$(2.18)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three and six months ended June 30, 2021 and 2020 as their effect was antidilutive under the treasury stock method.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2020	221,241	$22.43
Granted	2,401,446	0.98
Vested	(660,738)	5.32
Forfeited	(47,167)	3.28
Unvested shares as of December 31, 2020	1,914,782	1.21
Granted	128,205	3.90
Vested	(911,448)	1.39
Forfeited	—	—
Unvested shares as of June 30, 2021	1,131,539	$1.55

As of June 30, 2021, there was $1.3 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Included in cost of revenue and selling, general and administrative expenses is stock based compensation expense of $0.7 million and $1.2 million, respectively, for the six months ended June 30, 2021 and 2020.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2021	2020	2021	2020	2021	2020
		REVENUES				ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$—	$8,499	$14,812	$26,322	$—	$25,429
Muskie and Gulfport	(b)	—	1,875	2,145	3,750	—	1,127
SR Energy and Gulfport	(c)	—	5	—	113	—	8
Panther Drilling and El Toro	(d)	—	38	131	38	6	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(e)	90	103	133	185	71	44
Other		—	5	—	5	3	9
		$90	$10,525	$17,221	$30,413	$80	$26,617

		OTHER				ACCOUNTS RECEIVABLE
Pressure Pumping and Gulfport	(a)	$—	$(1,133)	$(514)	$(1,133)	$—	$1,841
Muskie and Gulfport	(b)	—	—	(1)	—	—	3
		$—	$(1,133)	$(515)	$(1,133)	$—	$1,844
						$80	$28,461
a.Pressure Pumping provided pressure pumping, stimulation and related completion services to Gulfport. On June 29, 2021, Gulfport ceased to be a related party. See Note 3.
b.Muskie agreed to sell and deliver, and Gulfport agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses. On June 29, 2021, Gulfport ceased to be a related party. See Note 3.
c.SR Energy provided rental services to Gulfport. On June 29, 2021, Gulfport ceased to be a related party.
d.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.
e.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2021	2020	2021	2020	2021	2020
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$16	$8	$35	$21	$4	$1
Anaconda and Caliber	(b)	63	62	127	124	—	—
Other		28	27	54	53	—	—
		$107	$97	$216	$198	$4	$1

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Caliber	(b)	$189	$191	$374	$383	$—	$—
Other		3	7	11	30	—	2
		$192	$198	$385	$413	$—	$2
						$4	$3

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
portion of Brim Acquisitions' initial capital of $2.0 million. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company's outstanding common stock.

18.    Commitments and Contingencies
Minimum Purchase Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations.

Capital Spend Commitments
The Company has entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum payments under these obligations in effect at June 30, 2021 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2021	$210	$1,144
2022	—	364
2023	—	1,149
2024	—	—
2025	—	—
Thereafter	—	—
	$210	$2,657

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of June 30, 2021 and December 31, 2020, the workers' compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of June 30, 2021 and December 31, 2020, the workers' compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of June 30, 2021 and December 31, 2020, accrued claims were $1.8 million and $1.9 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2021 and December 31, 2020, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of June 30, 2021 and December 31, 2020, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of June 30, 2021 and December 31, 2020, accrued claims were $1.2 million and $1.3 million, respectively. These estimates may change in the near term as actual claims continue to develop.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2021 and December 31, 2020 and no expense was recognized during the six months ended June 30, 2021 or 2020 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2021 and December 31, 2020, outstanding bid bonds totaled $2.7 million and $1.0 million, respectively. As of June 30, 2021 and December 31, 2020, outstanding performance and payment bonds totaled $20.5 million and $18.1 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.7 million as of June 30, 2021.

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

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they are entitled to relief from Cobra. All other defendants have also answered the amended complaint. The parties stipulated to conditional certification of a collective action, and on August 14, 2020, the Court ordered that notice be sent to all individuals engaged by ESPADA to provide services to Cobra in Puerto Rico between January 21, 2017 and the present who were paid a day-rate. Notice was sent to putative class members on September 15, 2020, and the opt-in period closed on November 14, 2020. The parties are in discovery. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the court stayed proceedings in the lawsuit pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have initiated individual arbitration proceedings asserting similar claims. In May 2020, six arbitrations were held in the related matters. The Company believes these claims are without merit and will vigorously defend the arbitrations. However, at this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

In June 2019 and August 2019, the Company was served with three class action lawsuits filed in the Western District of Oklahoma. On September 13, 2019, the court consolidated the three lawsuits under the case caption In re Mammoth Energy Services, Inc. Securities Litigation. On November 12, 2019, the plaintiffs filed their first amended complaint against Mammoth Energy Services, Inc., Arty Straehla, and Mark Layton. Pursuant to their first amended complaint, the plaintiffs brought a consolidated putative federal securities class action on behalf of all investors who purchased or otherwise acquired Mammoth Energy Services, Inc. common stock between October 19, 2017, and June 5, 2019, inclusive. On January 10, 2020, the defendants filed their motion to dismiss the first amended complaint. On March 9, 2020, the plaintiffs filed a second amended complaint for violation of federal securities laws which contains allegations substantially similar to those contained in the plaintiff’s first amended complaint. On March 30, 2020, the defendants filed their motion to dismiss the second amended complaint. On January 26, 2021, the court granted the motion to dismiss in part and denied the motion to dismiss in part. In May 2021, a settlement was reached and a preliminary approval from the Court was received. This matter was covered under the Company's directors’ and officers’ insurance policy.

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

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there was a parallel arbitration proceeding that was initiated in which certain Defendants sought a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party. On June 24, 2021, the arbitration panel ruled in favor of Cobra.

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

As of June 30, 2021, PREPA owed the Company approximately $227.0 million for services performed, excluding $91.9 million of interest charged on these delinquent balances as of June 30, 2021. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra's motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleges breach of contract and seeks damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. The Company believes Gulfport’s claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. These matters were automatically stayed as a result of Gulfport's bankruptcy filing. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport emerged from bankruptcy on May 17, 2021. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. As a result of the rejection of these contracts, the Company recognized unliquidated damages of approximately $46.4 million. During the six months ended June 30, 2021, the Company recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Additionally, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively, during the six months ended June 30, 2021. The Company had net accounts receivable due from Gulfport totaling $33.0 million as of June 30, 2021, which is included in “receivables from related parties, net” on the unaudited condensed consolidated balance sheets. A hearing on the Stingray Pressure Pumping proof of claim against Gulfport subsidiary Gulfport Appalachia was held on April 7, 2021. The Court issued an interim order on April 22, 2021 that Gulfport Appalachia is not liable to Stingray Pressure Pumping, except with respect for services provided to Gulfport Appalachia from August 31, 2015 to September 30, 2018 under the MSA. On April 22, 2021, the Court issued an interim order documenting its finding at the April 7, 2021 hearing related to Gulfport Appalachia. The Court's order stated that Gulfport was the debtor entity that Stingray Pressure Pumping could pursue a claim against for all other unpaid amounts for services provided under Stingray Pressure Pumping's MSA with Gulfport and Gulfport Appalachia. On May 5, 2021, Stingray Pressure Pumping filed a notice of appeal, leave for motion to file appeal and election to proceed in district court. On May 10, 2021, the leave for interlocutory appeal was granted by the district court. In the April 22, 2021 order, the Court made no determination as to Gulfport’s liability to Stingray Pressure Pumping pursuant to or arising from the MSA, which remains subject to further proceedings before the Court. These proceedings are currently scheduled for hearing in September 2021. The accounts net receivable due from Gulfport totaling $33.0 million as of June 30, 2021 includes $32.7 million that the Company believes Gulfport and Gulfport Appalachia are jointly liable for under the MSA and subsequent amendments in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2016 and 2018. We cannot assure you of the outcome of these proceedings or what the recoverability of our claims might be.

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra, in the U.S. District Court for the Southern District of Florida. Pursuant to its complaint, MasTec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of a Puerto Rico statute. MasTec alleges that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducements to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, the Company guaranteed payment, by Cobra, of $6.5 million on August 2, 2021 and $9.25 million on both August 1, 2022 and December 1, 2022. The agreement bears interest at rates between 6% and 12% and includes an acceleration clause that requires Cobra to pay within ten days all unpaid amounts if Cobra collects $100 million or more of specified receivables. These amounts are reflected in the accompanying unaudited condensed consolidated balance sheet and in “other (expense) income, net” on the accompanying condensed consolidated statement of comprehensive loss.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra, in the U.S. District Court of Oklahoma County. Pursuant to its complaint, Foreman asserted claims against the Company and Cobra for violations of the federal RICO act, tortious interference and violations of Puerto Rico statutes. Foreman alleged that it sustained injuries to its business and property in the alleged amount of $250 million due to the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United states District Court for the Western District of Oklahoma. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For each of the six months ended June 30, 2021 and 2020, the Company paid $0.9 million in contributions to the plan.

19.    Reporting Segments
As of June 30, 2021, the Company's revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

The Company's Chief Executive Officer and Chief Financial Officer comprise the Company's Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of June 30, 2021, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2020, the Company included Barracuda Logistics LLC in its Well Completion segment,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cobra Aviation, ARS and Leopard in its Infrastructure segment and Mako Acquisitions LLC in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2020, the Company changed its presentation in 2020 to move Barracuda to the Sand segment and Cobra Aviation, ARS, Leopard and Mako to the reconciling column titled “All Other”. Additionally, the Company changed the name of its pressure pumping segment to the well completion segment in 2020. The results for the three and six months ended June 30, 2020 have been retroactively adjusted to reflect this change in reportable segments.

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

Three months ended June 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$17,220	$17,337	$6,886	$1,130	$4,867	$—	$47,440
Intersegment revenues	—	36	—	17	682	(735)	—
Total revenue	17,220	17,373	6,886	1,147	5,549	(735)	47,440
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	19,881	16,396	7,400	1,568	5,130	—	50,375
Intersegment cost of revenues	50	666	—	—	19	(735)	—
Total cost of revenue	19,931	17,062	7,400	1,568	5,149	(735)	50,375
Selling, general and administrative	7,383	1,893	991	395	1,321	—	11,983
Depreciation, depletion, amortization and accretion	5,899	6,447	2,387	2,079	3,453	—	20,265
Operating loss	(15,993)	(8,029)	(3,892)	(2,895)	(4,374)	—	(35,183)
Interest expense, net	656	219	90	58	146	—	1,169
Other (income) expense, net	15,904	1	(53)	(127)	(727)	—	14,998
Loss before income taxes	$(32,553)	$(8,249)	$(3,929)	$(2,826)	$(3,793)	$—	$(51,350)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended June 30, 2020	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$30,249	$16,125	$6,237	$1,250	$6,248	$—	$60,109
Intersegment revenues	—	419	—	—	584	(1,003)	—
Total revenue	30,249	16,544	6,237	1,250	6,832	(1,003)	60,109
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	25,217	8,375	6,394	2,012	6,755	—	48,753
Intersegment cost of revenues	27	333	—	21	622	(1,003)	—
Total cost of revenue	25,244	8,708	6,394	2,033	7,377	(1,003)	48,753
Selling, general and administrative	7,830	1,456	1,378	1,331	1,731	—	13,726
Depreciation, depletion, amortization and accretion	7,500	7,675	2,358	2,671	3,912	—	24,116
Operating loss	(10,325)	(1,295)	(3,893)	(4,785)	(6,188)	—	(26,486)
Interest expense, net	716	329	69	132	225	—	1,471
Other (income) expense, net	(8,004)	(1,179)	(2)	(298)	213	—	(9,270)
Loss before income taxes	$(3,037)	$(445)	$(3,960)	$(4,619)	$(6,626)	$—	$(18,687)

Six months ended June 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$46,476	$40,238	$15,592	$2,049	$9,889	$—	$114,244
Intersegment revenues	—	90	—	31	1,322	(1,443)	—
Total revenue	46,476	40,328	15,592	2,080	11,211	(1,443)	114,244
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	46,340	25,399	13,262	3,173	10,281	—	98,455
Intersegment cost of revenues	95	1,060	—	—	288	(1,443)	—
Total cost of revenue	46,435	26,459	13,262	3,173	10,569	(1,443)	98,455
Selling, general and administrative	13,635	12,505	3,040	818	2,833	—	32,831
Depreciation, depletion, amortization and accretion	12,566	13,130	4,527	4,242	6,946	—	41,411
Operating loss	(26,160)	(11,766)	(5,237)	(6,153)	(9,137)	—	(58,453)
Interest expense, net	1,317	473	183	121	300	—	2,394
Other (income) expense, net	6,593	440	(847)	(135)	(485)	—	5,566
Loss before income taxes	$(34,070)	$(12,679)	$(4,573)	$(6,139)	$(8,952)	$—	$(66,413)

Six months ended June 30, 2020	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$55,724	$58,811	$16,391	$5,973	$20,593	$—	$157,492
Intersegment revenues	—	1,052	95	5	1,360	(2,512)	—
Total revenue	55,724	59,863	16,486	5,978	21,953	(2,512)	157,492
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	51,897	33,943	17,691	7,637	19,491	—	130,659
Intersegment cost of revenues	35	961	—	152	1,364	(2,512)	—
Total cost of revenue	51,932	34,904	17,691	7,789	20,855	(2,512)	130,659
Selling, general and administrative	11,774	3,627	2,680	2,394	4,022	—	24,497
Depreciation, depletion, amortization and accretion	15,122	16,157	4,681	5,520	8,518	—	49,998
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(23,104)	(52,434)	(8,566)	(10,051)	(21,377)	—	(115,532)
Interest expense, net	1,467	605	147	389	501	—	3,109
Other (income) expense, net	(15,707)	(1,288)	(39)	(271)	626	—	(16,679)
Loss before income taxes	$(8,864)	$(51,751)	$(8,674)	$(10,169)	$(22,504)	$—	$(101,962)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2021:
Total assets	$411,629	$103,312	$159,577	$30,737	$100,735	$(40,051)	$765,939
As of December 31, 2020:
Total assets	$436,604	$99,247	$172,927	$36,252	$135,194	$(55,662)	$824,562

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

Overview

    We are an integrated, growth-oriented company serving both the electric utility and oil and gas industries in North America. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services. Our infrastructure services division provides construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, crude oil hauling services, remote accommodations, equipment manufacturing and infrastructure engineering and design services. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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

Recent Developments

Impact of the COVID-19 Pandemic and Volatility in Commodity Prices

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

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Beginning in early March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, immediately began to substantially reduce their capital expenditure budgets. As a result, demand for our oilfield services declined at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Exploration and production companies set their 2021 budgets based on the prevailing prices for oil and gas at the time. Although demand for oil and natural gas and commodity prices have recently increased, these budgets have remained and are expected to remain relatively unchanged throughout the year with any excess cash flows used for debt repayment or return to shareholders rather than to increase production, as has been the case in the past. Despite the recent improvement in the U.S. economic activity, easing of the COVID-19 pandemic and rising energy use and commodity prices, the near term energy outlook remains subject to heightened levels of uncertainty related to the ongoing economic recovery. Further, on July 18, 2021, the OPEC+ reached an agreement to phase out 5.8 million barrels per day of oil production cuts by September 2022 as prices of crude oil reached their highest levels in more than two years. Coordinated increases in oil supply by OPEC+ are expected to begin in August 2021, increasing overall oil production by 400,000 barrels per day on a monthly basis from that point forward. We cannot predict the impact of the gradual OPEC+ supply boost on commodity prices and expect a competitive and challenging market for oilfield services for the foreseeable future, which has had, and is likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services and our financial condition and results of operations.

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also actively monitoring the recovery process from the COVID-19 pandemic and the adverse industry and market conditions and have taken mitigating steps to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the current conditions worsen. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity markets, the reduced demand for oil and oilfield services and uncertain macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

Second Quarter 2021 Financial Overview

•Net loss of $35 million, or $0.75 per diluted share for the three months ended June 30, 2021.

•Adjusted EBITDA of ($5) million for the three months ended June 30, 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•Reduced borrowings under our revolving credit facility by $4 million during the three months ended June 30, 2021 to approximately $60 million at period end.

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

    As of June 30, 2021, PREPA owed us approximately $227 million for services performed excluding approximately $92 million of interest charged on these delinquent balances as of June 30, 2021. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA's ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the emergency master service agreement between PREPA and

Cobra that was executed on October 19, 2017. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra's motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with PREPA or other customers to replace the level of services that we provided to PREPA under our previous contracts.

Our crew count declined from an average of 100 crews during the fourth quarter of 2020 to an average of 88 crews during the first half of 2021. Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues for our infrastructure services have declined in 2021 as a result of certain management and crew turnover. Improving macro trends related to increased project bidding levels and funding capacity in the sector persists. We continue to pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects. We work for multiple utilities primarily across the northeastern, southwestern, midwestern and western portions of the United States. Our infrastructure management team also has experience with both solar and wind projects and we believe that this experience, combined with our vertically integrated service offerings, positions us well to compete and win renewable projects. We believe we will be able to grow our customer base and increase our revenues in the continental United States over the coming years.

Oil and Natural Gas Industry

    The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budgets. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity and other conditions and factors that are beyond our control. See “Recent Developments—Impact of the COVID-19 Pandemic and Volatility in Commodity Prices” above.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply throughout March and April of 2020 and have continued to experience significant volatility. Oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or at what levels, commodity prices will stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers' capital expenditure budgets. The sharp decline in oil prices beginning in March 2020 and the continued volatility has adversely impacted the utilization and pricing of our oilfield services.

In response to market conditions, we have temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020 and our coil tubing and full service transportation operations beginning in July 2020. We continue to monitor the market to determine if and when we can recommence these services. Further, we are currently only operating one of our six pressure pumping fleets. Based on current feedback from our exploration and production customers, they are taking a cautious approach to activity levels for 2021 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oilfield businesses and we expect this trend to continue throughout 2021. Although we believe the reported retirement of equipment across the industry may, at some point, help the market, pricing and utilization for our oilfield services are expected to remain competitive for the foreseeable future. While the oilfield portion of our service offerings continue to experience significant challenges, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Revenue:
Infrastructure services	$17,220	$30,249
Well completion services	17,373	16,544
Natural sand proppant services	6,886	6,237
Drilling services	1,147	1,250
Other services	5,549	6,832
Eliminations	(735)	(1,003)
Total revenue	47,440	60,109

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $5,887 and $7,500, respectively, for the three months ended June 30, 2021 and 2020)	19,931	25,244
Well completion services (exclusive of depreciation and amortization of $6,444 and $7,675, respectively, for the three months ended June 30, 2021 and 2020)	17,062	8,708
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,384 and $2,358, respectively, for the three months ended June 30, 2021 and 2020)	7,400	6,394
Drilling services (exclusive of depreciation and amortization of $2,077 and $2,671, respectively, for the three months ended June 30, 2021 and 2020)	1,568	2,033
Other services (exclusive of depreciation and amortization of $3,453 and $3,912, respectively, for the three months ended June 30, 2021 and 2020)	5,149	7,377
Eliminations	(735)	(1,003)
Total cost of revenue	50,375	48,753
Selling, general and administrative expenses	11,983	13,726
Depreciation, depletion, amortization and accretion	20,265	24,116
Operating loss	(35,183)	(26,486)
Interest expense, net	(1,169)	(1,471)
Other (expense) income, net	(14,998)	9,270
Loss before income taxes	(51,350)	(18,687)
Benefit for income taxes	(16,560)	(3,482)
Net loss	$(34,790)	$(15,205)

    Revenue. Revenue for the three months ended June 30, 2021 decreased $12.7 million, or 21%, to $47.4 million from $60.1 million for the three months ended June 30, 2020. The decrease in total revenue is primarily attributable to a decline in infrastructure services revenue of $13.0 million during the three months ended June 30, 2021. Revenue derived from related parties was a nominal amount for the three months ended June 30, 2021 and $10.5 million, or 17% of our total revenue, for the three months ended June 30, 2020. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts and the pending litigation related to the pressure pumping contract, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue decreased $13.0 million, or 43%, to $17.2 million for the three months ended June 30, 2021 from $30.2 million for the three months ended June 30, 2020. The decrease is primarily due to declines in transmission, distribution and storm restoration revenue of $5 million, $4 million and $3 million, respectively, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as a result of management and crew turnover.

    Well Completion Services. Well completion services division revenue increased $0.9 million, or 5%, to $17.4 million for the three months ended June 30, 2021 from $16.5 million for the three months ended June 30, 2020. Revenue derived from related parties was $8.0 million, or 48% of total well completion revenue, for the three months ended June 30, 2020. We did not recognize any related party revenue for the three months ended June 30, 2021. All of our well completion related party revenue for the three months ended June 30, 2020 was derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code and emerged from bankruptcy on May 17, 2021. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Oil and Natural Gas Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

    The increase in our well completion services revenue was primarily driven by an increase in sand and chemical materials revenue. This was partially offset by a 21% decrease in the number of stages completed from 658 for the three months ended June 30, 2020 to 520 for the three months ended June 30, 2021. An average of 0.9 of our fleets were active for the three months ended June 30, 2021 as compared to an average of 1.9 fleets for the three months ended June 30, 2020.

    Natural Sand Proppant Services. Natural sand proppant services division revenue increased $0.7 million, or 11%, to $6.9 million for the three months ended June 30, 2021, from $6.2 million for the three months ended June 30, 2020. Revenue derived from related parties was $2.1 million, or 33% of total sand revenue, for the three months ended June 30, 2020. We did not recognize any related party revenue for the three months ended June 30, 2021. All of our related party revenue for the three months ended June 30, 2020 was derived from Gulfport under a sand supply contract. For additional information regarding the status of this contract and the pending litigation related to this contract,, see “Industry Overview – Natural Sand Proppant Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

    The increase in our natural sand proppant services revenue was primarily attributable to a 210% increase in tons of sand sold from 82,438 tons for the three months ended June 30, 2020 to 255,419 tons for the three months ended June 30, 2021, and a 4% increase in the average price per ton of sand sold from $15.18 per ton during the three months ended June 30, 2020 to $15.80 per ton during the three months ended June 30, 2021. These increases were partially offset by a decrease in shortfall revenue by $4 million.

Drilling Services. Drilling services division revenue decreased $0.1 million, or 8%, to $1.1 million for the three months ended June 30, 2021, from $1.2 million for the three months ended June 30, 2020. The decline in our drilling services revenue was primarily attributable to a decrease in directional drilling revenue as a result of a decline in utilization. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, coil tubing, pressure control, equipment rental, full service transportation, crude oil hauling, remote accommodation, equipment manufacturing and infrastructure engineering and design businesses, decreased $1.3 million, or 19%, to $5.5 million for the three months ended June 30, 2021 from $6.8 million for the three months ended June 30, 2020. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental and the temporary shut-down discussed below of our coil tubing and full service transportation businesses. An average of 95 pieces of equipment was rented to customers during the three months ended June 30, 2021, a decrease of 46% from an average of 175 pieces of equipment rented to customers during the three months ended June 30, 2020. Due to market conditions, we have temporarily shut down our coil tubing and full service transportation operations beginning in July 2020.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $1.6 million from $48.8 million, or 81% of total revenue, for the three months ended June 30, 2020 to $50.4 million, or 106% of total revenue, for the three months ended June 30, 2021. The increase is primarily due to an increase in cost of goods sold for the well completion services division, partially offset by a decrease in cost of revenue for the infrastructure services division. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $5.3 million, or 21%, to $19.9 million for the three months ended June 30, 2021 from $25.2 million for the three months ended June 30, 2020, primarily due to a decline in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $5.9 million and $7.5 million for the three months ended June 30, 2021 and 2020, respectively, was 116% and 83% for the three months ended June 30, 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to increases in labor related costs and insurance costs as a percentage of revenue.

    Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $8.4 million, or 97%, to $17.1 million for the three months ended June 30, 2021 from $8.7 million for the three months ended June 30, 2020, primarily due to an increase in costs of goods sold. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $6.4 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively, was 98% and 53% for the three months ended June 30, 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to the recognition of standby revenue during the three months ended June 30, 2020, of which there was a lower percentage of costs recognized compared to the three months ended June 30, 2021.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $1.0 million, or 16%, to $7.4 million for the three months ended June 30, 2021 from $6.4 million for the three months ended June 30, 2020. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.4 million for each of the three months ended June 30, 2021 and 2020, was 107% and 103% for the three months ended June 30, 2021 and 2020, respectively.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.4 million, or 20%, to $1.6 million for the three months ended June 30, 2021 from $2.0 million for the three months ended June 30, 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $2.1 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively, was 145% and 167% for the three months ended June 30, 2021 and 2020, respectively. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $2.3 million, or 31%, to $5.1 million for the three months ended June 30, 2021 from $7.4 million for the three months ended June 30, 2020, primarily due to declines in cost of revenue for our equipment rental and coil tubing businesses. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $3.5 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively, was 93% and 109% for the three months ended June 30, 2021 and 2020, respectively. The decrease as a percentage of revenue is primarily due to a decline in labor costs as a percentage of revenue.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Cash expenses:
Compensation and benefits	$3,333	$3,720
Professional services	5,806	6,147
Other(a)	2,464	2,100
Total cash SG&A expense	11,603	11,967
Non-cash expenses:
Bad debt provision	76	1,624
Stock based compensation	304	135
Total non-cash SG&A expense	380	1,759
Total SG&A expense	$11,983	$13,726
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $3.8 million, or 16%, to $20.3 million for the three months ended June 30, 2021 from $24.1 million for the three months ended June 30, 2020. The decrease is primarily attributable to a decline in property and equipment depreciation expense.

    Operating Loss. We reported an operating loss of $35.2 million for the three months ended June 30, 2021 compared to an operating loss of $26.5 million for the three months ended June 30, 2020. The increase in operating loss is primarily due to the a 33% increase in costs of revenue as a percentage of revenue.

    Interest Expense, Net. Interest expense, net decreased $0.3 million, or 3%, to $1.2 million for the three months ended June 30, 2021 from $1.5 million for the three months ended June 30, 2020. The decrease is primarily due to a decline in average borrowings outstanding under our revolving credit facility.

    Other (Expense) Income, Net. We recognized other expense of $15.0 million during the three months ended June 30, 2021 compared to other income of $9.3 million for the three months ended June 30, 2020. During the three months ended June 30, 2021 we recognized expense of $25 million related to an agreement to settle a legal matter. We recognized interest on trade accounts receivable of $9 million for each of the three months ended June 30, 2021 and 2020.

    Income Taxes. We recorded an income tax benefit of $16.6 million on pre-tax losses of $51.4 million for the three months ended June 30, 2021 compared to an income tax expense of $3.5 million on pre-tax losses of $18.7 million for the three months ended June 30, 2020. Our effective tax rate was 32% and 19% for the three months ended June 30, 2021 and 2020, respectively. The increase is primarily due to the mix of earnings between the United States and Puerto Rico.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Revenue:
Infrastructure services	$46,476	$55,724
Well completion services	40,328	59,863
Natural sand proppant services	15,592	16,486
Drilling services	2,080	5,978
Other services	11,211	21,953
Eliminations	(1,443)	(2,512)
Total revenue	114,244	157,492

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $12,544 and $15,122, respectively, for the six months ended June 30, 2021 and 2020)	46,435	51,932
Well completion services (exclusive of depreciation and amortization of $13,123 and $16,157, respectively, for the six months ended June 30, 2021 and 2020)	26,459	34,904
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,521 and $4,681, respectively, for the six months ended June 30, 2021 and 2020)	13,262	17,691
Drilling services (exclusive of depreciation of $4,242 and $5,520, respectively, for the six months ended June 30, 2021 and 2020)	3,173	7,789
Other services (exclusive of depreciation and amortization of $6,941 and $8,518, respectively, for the six months ended June 30, 2021 and 2020)	10,569	20,855
Eliminations	(1,443)	(2,512)
Total cost of revenue	98,455	130,659
Selling, general and administrative expenses	32,831	24,497
Depreciation, depletion, amortization and accretion	41,411	49,998
Impairment of goodwill	—	54,973
Impairment of long-lived assets	—	12,897
Operating loss	(58,453)	(115,532)
Interest expense, net	(2,394)	(3,109)
Other (expense) income, net	(5,566)	16,679
Loss before income taxes	(66,413)	(101,962)
Benefit for income taxes	(19,183)	(2,786)
Net loss	$(47,230)	$(99,176)

    Revenue. Revenue for the six months ended June 30, 2021 decreased $43.3 million, or 27%, to $114.2 million from $157.5 million for the six months ended June 30, 2020. The decrease in total revenue is primarily attributable to declines in revenue across all business lines. Revenue derived from related parties was $17.2 million, or 15% of our total revenue, for the six months ended June 30, 2021 and $30.4 million, or 19% of our total revenue, for the six months ended June 30, 2020. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts and the pending litigation related to the pressure pumping contract, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $9.2 million, or 17%, to $46.5 million for the six months ended June 30, 2021 from $55.7 million for the six months ended June 30, 2020 primarily due to declines in distribution and transmission revenue of $12.2 million and $7.4 million, respectively. These decreases were partially offset by an increase in storm restoration revenue of $8.9 million.

Well Completion Services. Well completion services division revenue decreased $19.6 million, or 33%, to $40.3 million for the six months ended June 30, 2021 from $59.9 million for the six months ended June 30, 2020. Revenue derived from related parties was $14.8 million, or 37% of total well completion, for the six months ended June 30, 2021 compared to $26.3 million, or 44% of total well completion revenue, for the six months ended June 30, 2020. All of our well completion related party revenue was derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2021, we recognized revenue totaling $15 million related to the modification of our pressure pumping contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Oil and Natural Gas Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was a nominal amount and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The decrease in our well completion services revenue was primarily driven by a declines in pressure pumping services utilization and pricing. The number of stages completed decreased 55% to 965 for the six months ended June 30, 2021 from 2,140 for the six months ended June 30, 2020. An average of 0.9 of our six fleets were active for the six months ended June 30, 2021 as compared to an average of 2.3 fleets for the six months ended June 30, 2020.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $0.9 million, or 5%, to $15.6 million for the six months ended June 30, 2021, from $16.5 million for the six months ended June 30, 2020. Revenue derived from related parties was $2.1 million, or 13% of total sand revenue, for the six months ended June 30, 2021 and $3.8 million, or 23% of total sand revenue, for the six months ended June 30, 2020. All of our related party revenue was derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2021, we recognized revenue totaling $2 million related to the modification of our sand supply contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Natural Sand Proppant Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

The decrease in our natural sand proppant services revenue was primarily attributable to a $3.8 million decline in shortfall revenue, partially offset by a 33% increase in tons of sand sold from approximately 321,722 tons for the six months ended June 30, 2020 to approximately 426,392 tons for the six months ended June 30, 2021 and a 15% increase in the average sales price per ton of sand sold from $14.06 per ton during the six months ended June 30, 2020 to $16.21 per ton during the six months ended June 30, 2021.

Drilling Services. Drilling services division revenue decreased $3.9 million, or 65%, to $2.1 million for the six months ended June 30, 2021 from $6.0 million for the six months ended June 30, 2020. The decline in our drilling services revenue was primarily attributable to declines in directional drilling and rig hauling revenue. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Other services revenue, consisting of revenue derived from our coil tubing, equipment rental, full service transportation, crude oil hauling, remote accommodation, equipment manufacturing and infrastructure engineering businesses, decreased $10.7 million, or 49%, to $11.2 million for the six months ended June 30, 2021 from $22.0 million for the six months ended June 30, 2020. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $1.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. An average of 95 pieces of equipment was rented to customers during the six months ended June 30, 2021, a decrease of 71% from an average of 332 pieces of equipment rented to customers during the six months ended June 30, 2020. Additionally, utilization for remote accommodations business declined. Due to market conditions, we have temporarily shut down our coil tubing and full service transportation operations beginning in July 2020. These decreases were partially offset by increases in revenue from our infrastructure engineering business.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $32.2 million from $130.7 million, or 83% of total revenue, for the six months ended June 30, 2020 to $98.5 million, or 86% of total revenue, for the six months ended June 30, 2021. The decrease in cost of revenue was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $5.5 million, or 11%, to $46.4 million for the six months ended June 30, 2021 from $51.9 million for the six months ended June 30, 2020, primarily due to a decline in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $12.6 million and $15.1 million, respectively, for the six months ended June 30, 2021 and 2020 was 100% and 93% for the six months ended June 30, 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to increased labor costs as a percentage of revenue.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $8.4 million, or 24%, to $26.5 million for the six months ended June 30, 2021 from $34.9 million for the six months ended June 30, 2020. The decrease was primarily due to a decline in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $13.1 million and $16.2 million for the six months ended June 30, 2021 and 2020, respectively, was 66% and 58% for the six months ended June 30, 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to the recognition of more pressure pumping services standby revenue during the six months ended June 30, 2020, of which there was a lower percentage of costs recognized compared to the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2021, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the six months ended June 30, 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $4.4 million, or 25%, from $17.7 million for the six months ended June 30, 2020 to $13.3 million for the six months ended June 30, 2021, primarily due to a decline in railcar lease expenses. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $4.5 million and $4.7 million for each of the six months ended June 30, 2021 and 2020, respectively, was 85% and 107% for the six months ended June 30, 2021 and 2020, respectively. The decrease in cost as a percentage of revenue is primarily due to a reduction in railcar lease expense as a percentage of revenue.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4.6 million, or 59%, from $7.8 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021, as a result of reduced activity. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $4.2 million and $5.5 million, for the six months ended June 30, 2021 and 2020, respectively, was 153% and 130% for the six months ended June 30, 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $10.3 million, or 49%, from $20.9 million for the six months ended June 30, 2020 to $10.6 million for the six months ended June 30, 2021, primarily due to a decline in costs for our equipment rental, coil tubing and full service transportation businesses as a result of reduced activity. Due to market conditions, we have temporarily shut down our coil tubing and full service transportation operations beginning in July 2020. These declines were partially offset by an increase in costs for our infrastructure engineering business. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $6.9 million and $8.5 million for the six months ended June 30, 2021 and 2020, respectively, was 94% and 95% for the six months ended June 30, 2021 and 2020, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash expenses:
Compensation and benefits	$8,027	$7,690
Professional services	9,211	9,684
Other(a)	4,806	4,409
Total cash SG&A expenses	22,044	21,783
Non-cash expenses:
Bad debt provision	10,201	1,679
Stock based compensation	586	1,035
Total non-cash SG&A expenses	10,787	2,714
Total SG&A expenses	$32,831	$24,497
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $8.6 million to $41.4 million for the six months ended June 30, 2021 from $50.0 million for the six months ended June 30, 2020. The decrease is primarily attributable to a decline in property and equipment depreciation expense.

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

    Operating Loss. We reported an operating loss of $58.5 million for the six months ended June 30, 2021 compared to an operating loss of $115.5 million for the six months ended June 30, 2020. The reduced operating loss was primarily due to the recognition of $68 million in impairment expense during the six months ended June 30, 2020.

    Interest Expense, Net. Interest expense, net decreased $0.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in average borrowings outstanding.

    Other (Expense) Income, Net. We recognized other expense, net of $5.6 million during the six months ended June 30, 2021 compared to other income, net of $16.7 million for the six months ended June 30, 2020. During the six months ended June 30, 2021 we recognized expense of $25 million related to an agreement to settle a legal matter. We recognized interest on trade accounts receivable of $17 million for each of the six months ended June 30, 2021 and 2020.

    Income Taxes. We recorded an income tax benefit of $19.2 million on pre-tax losses of $66.4 million for the six months ended June 30, 2021 compared to an income tax benefit of $2.8 million on pre-tax loss of $102.0 million for the six months ended June 30, 2020. Our effective tax rate was 29% for the six months ended June 30, 2021 compared to 3% for the six months ended June 30, 2020. The decrease compared to the six months ended June 30, 2020 was partially due to the mix of earnings between the United States and Puerto Rico. Additionally, during the six months ended June 30, 2020, we recorded a benefit of $5 million related to provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020. Our effective tax rate was also impacted by permanent differences such as goodwill impairment for the six months ended June 30, 2020.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-

lived assets, public offering costs, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets and interest on trade accounts receivable) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net loss	$(34,790)	$(15,205)	$(47,230)	$(99,176)
Depreciation, depletion, amortization and accretion expense	20,265	24,116	41,411	49,998
Impairment of goodwill	—	—	—	54,973
Impairment of other long-lived assets	—	—	—	12,897
Public offering costs	77	—	77	—
Stock based compensation	354	196	698	1,246
Interest expense, net	1,169	1,471	2,394	3,109
Other expense (income), net	14,998	(9,270)	5,566	(16,679)
Benefit for income taxes	(16,560)	(3,482)	(19,183)	(2,786)
Interest on trade accounts receivable	9,017	9,071	17,175	16,767
Adjusted EBITDA	$(5,470)	$6,897	$908	$20,349

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net loss	$(23,715)	$(3,985)	$(27,658)	$(12,303)
Depreciation and amortization expense	5,899	7,500	12,566	15,122
Public offering costs	43	—	43	—
Stock based compensation	158	44	293	286
Interest expense	656	716	1,317	1,467
Other expense (income), net	15,904	(8,004)	6,593	(15,707)
(Benefit) provision for income taxes	(8,838)	949	(6,410)	3,440
Interest on trade accounts receivable	9,017	7,930	17,690	15,626
Adjusted EBITDA	$(876)	$5,150	$4,434	$7,931

Well Completion Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net loss	$(8,249)	$(446)	$(12,680)	$(51,750)
Depreciation and amortization expense	6,447	7,675	13,130	16,157
Impairment of goodwill	—	—	—	53,406
Impairment of other long-lived assets	—	—	—	4,203
Public offering costs	12	—	12	—
Stock based compensation	75	53	158	381
Interest expense	219	329	473	605
Other expense (income), net	1	(1,179)	440	(1,288)
Interest on trade accounts receivable	—	1,133	(514)	1,133
Adjusted EBITDA	$(1,495)	$7,565	$1,019	$22,847

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net loss	$(3,929)	$(3,960)	$(4,573)	$(8,676)
Depreciation, depletion, amortization and accretion expense	2,387	2,358	4,527	4,681
Public offering costs	12	—	12	—
Stock based compensation	65	46	130	278
Interest expense	90	69	183	147
Other income, net	(53)	(2)	(847)	(39)
Interest on trade accounts receivable	—	—	(1)	—
Adjusted EBITDA	$(1,428)	$(1,489)	$(569)	$(3,609)

Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net loss	$(2,826)	$(4,620)	$(6,139)	$(10,169)
Depreciation expense	2,079	2,671	4,242	5,520
Impairment of other long-lived assets	—	—	—	326
Public offering costs	2	—	2	—
Stock based compensation	28	34	65	128
Interest expense	58	132	121	389
Other income, net	(127)	(298)	(135)	(271)
Adjusted EBITDA	$(786)	$(2,081)	$(1,844)	$(4,077)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2021	2020
Net income (loss)	$3,929	$(2,195)	$3,820	$(16,279)
Depreciation, amortization and accretion expense	3,453	3,912	6,946	8,518
Impairment of goodwill	—	—	—	1,567
Impairment of other long-lived assets	—	—	—	8,368
Public offering costs	8	—	8	—
Stock based compensation	28	20	52	173
Interest expense, net	146	225	300	501
Other expense (income), net	(727)	213	(485)	626
Benefit for income taxes	(7,722)	(4,430)	(12,773)	(6,226)
Interest on trade accounts receivable	—	9	—	9
Adjusted EBITDA	$(885)	$(2,246)	$(2,132)	$(2,743)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net loss, as reported	$(34,790)	$(15,205)	$(47,230)	$(99,176)
Impairment of goodwill	—	—	—	54,973
Impairment of other long-lived assets	—	—	—	12,897
Adjusted net loss	$(34,790)	$(15,205)	$(47,230)	$(31,306)

Basic loss per share, as reported	$(0.75)	$(0.33)	$(1.02)	$(2.18)
Impairment of goodwill	—	—	—	1.21
Impairment of other long-lived assets	—	—	—	0.28
Adjusted basic loss per share	$(0.75)	$(0.33)	$(1.02)	$(0.69)

Diluted loss per share, as reported	$(0.75)	$(0.33)	$(1.02)	$(2.18)
Impairment of goodwill	—	—	—	1.21
Impairment of other long-lived assets	—	—	—	0.28
Adjusted diluted loss per share	$(0.75)	$(0.33)	$(1.02)	$(0.69)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 18 "Commitments and Contingencies" of the Notes to the Unaudited Condensed Consolidated Financial Statements. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$11,038	$14,822
Revolving credit facility availability	124,292	129,787
Less long-term debt	(60,198)	(78,000)
Less letter of credit facilities (bonding program)	(5,000)	(5,000)
Less letter of credit facilities (insurance programs)	(3,890)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	287,173	321,328
Total	$349,266	$374,898
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $147 million and cash and cash equivalents of $11 million from total current assets of $445 million as of June 30, 2021. As of December 31, 2020, net working capital (less cash) is calculated by subtracting total current liabilities of $129 million and cash and cash equivalents of $15 million from total current assets of $465 million. Amounts include receivables due from PREPA and Gulfport of $319 million and $33 million, respectively, at June 30, 2021 and $301 million and $28 million, respectively, at December 31, 2020.

    As of July 27, 2021, we had cash on hand of $14 million and outstanding borrowings under our revolving credit facility of $61 million, leaving an aggregate of $50 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the covenants under our revolving credit facility and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(9,763)	$5,292	$4,471	$6,834
Net cash provided by (used in) investing activities	2,614	(940)	2,923	(1,880)
Net cash provided by (used in) financing activities	3,810	439	(11,214)	7,336
Effect of foreign exchange rate on cash	11	52	36	(137)
Net change in cash	$(3,328)	$4,843	$(3,784)	$12,153

Operating Activities

    Net cash provided by operating activities was $4 million for the six months ended June 30, 2021, compared to $7 million for the six months ended June 30, 2020. Net cash used in operating activities was $10 million for the three months ended June 30, 2021, compared to net cash provided by operating activities of $5 million for the three months ended June 30, 2020. The change in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable during the three and six months ended June 30, 2021.

Investing Activities

    Net cash provided by investing activities was $3 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $2 million for the six months ended June 30, 2020. Net cash provided by investing activities was $3 million for the three months ended June 30, 2021, compared to net cash used in investing activities of $1 million for the three months ended June 30, 2020. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services, which was offset by proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Infrastructure services(a)	$104	$43	$293	$43
Well completion services(b)	388	2,450	800	3,054
Natural sand proppant services(c)	5	354	413	875
Drilling services(d)	1	67	38	67
Other(e)	63	10	165	385
Total capital expenditures	$561	$2,924	$1,709	$4,424
a.     Capital expenditures primarily for tooling and other equipment for the three and six months ended June 30, 2021.
b.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and water transfer equipment for the three and six months ended June 30, 2021 and 2020.
c.    Capital expenditures primarily for maintenance for the three and six months ended June 30, 2021 and 2020.
d.    Capital expenditures primarily for equipment for our rig fleet for the three and six months ended June 30, 2021.
e.    Capital expenditures primarily for equipment for our rental business for the three and six months ended June 30, 2021 and 2020.

Financing Activities

    Net cash used in financing activities was $11 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $7 million for the six months ended June 30, 2020. Net cash used in financing activities for the six months ended June 30, 2021 was primarily attributable to net payments under our revolving credit facility of $18 million, partially offset by net proceeds received from sale leaseback transactions of $9 million. Net cash provided by financing activities for six months ended June 30, 2020 was primarily attributable net borrowings under our revolving credit facility of $9 million, which was partially offset by debt issuance costs of $1 million.

Net cash provided by financing activities was $4 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. Net cash provided by financing activities for the three months ended June 30, 2021 was primarily attributable to net proceeds received from sale leaseback transactions of $9 million, which was partially offset by net repayments under our revolving credit facility of $4 million. Net cash provided by financing activities for the three months ended June 30, 2020 was primarily attributable to net borrowings under our revolving credit facility of $1 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was $0.04 million and ($0.1) million, respectively, for the six months ended June 30, 2021 and 2020. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $298 million and $336 million, respectively, at June 30, 2021 and December 31, 2020. Our cash balances were $11 million and $15 million, respectively, at June 30, 2021 and December 31, 2020.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At June 30, 2021, we had outstanding borrowings under our revolving credit facility of $60 million and $51 million of available borrowing capacity under this facility, after giving effect to $13 million of outstanding letters of credit. As of June 30, 2021, we were in compliance with the financial covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

Sale Leaseback Transactions

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation's assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. As of June 30, 2021, we did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On July 26, 2021, Bank7 granted us a waiver of this event of default.

Capital Requirements and Sources of Liquidity

    We now estimate that during 2021 our aggregate capital expenditures will be up to $4.5 million depending upon industry conditions and our financial results. These capital expenditures include $1.7 million in our infrastructure segment for assets for additional crews, $2.1 million in our well completion segment for conversion of a portion of our fleet to include dynamic gas blending capabilities and maintenance to our existing pressure pumping fleet and $0.7 million for our other divisions, primarily for additional equipment for our rental business and upgrades to our sand facilities. During the six months ended June 30, 2021, our capital expenditures totaled $2 million.

    We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations, including our litigation settlement obligations, for at least the next twelve months. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA and Gulfport). Further, significant additional capital expenditures could be required to conduct our operations. Accordingly, there can be no assurance that operations and other capital resources, including potential sales of assets or businesses, will provide cash in sufficient amounts to meet our operating needs and/or maintain planned or future levels of capital expenditures. In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2021 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. We cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures and/or complete acquisitions that may be favorable to us will be impaired.

Off-Balance Sheet Arrangements
Minimum Purchase Commitments

We have entered into agreements with suppliers that contain minimum purchase obligations.

Capital Spend Commitments

We have entered into agreements with suppliers to purchase capital equipment.

Aggregate future minimum lease payments under these agreements in effect at June 30, 2021 are as follows (in thousands):

Year ended December 31:	Capital Spend Commitments	Minimum Purchase Commitments
Remainder of 2021	$210	$1,144
2022	—	364
2023	—	1,149
2024	—	—
2025	—	—
Thereafter	—	—
	$210	$2,657

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In the third quarter of 2020, many U.S. producers resumed completion activities to stem production declines and stabilize their production base as demand for crude oil rebounded. Despite the recent improvement in the U.S. economic activity, easing of the COVID-19 pandemic and rising energy use and commodity prices, the near term energy outlook remains subject to heightened levels of uncertainty related to the ongoing economic recovery. As a result, we expect to see the challenging market for oilfield services continue for the foreseeable future, which has had, and is likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services and our financial condition and results of operations.

The levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries have been and continue to be volatile. We are unable to predict the ultimate impact of the COVID-19 pandemic, the continued volatility depressed commodity markets, uncertainty in the reduced demand for oil and oilfield services and current macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $11.0 million at June 30, 2021. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At June 30, 2021, we had outstanding borrowings under our revolving credit facility of $60.2 million with a weighted average interest rate of 3.61%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.6 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2021, we had $2.0 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.07 million as of June 30, 2021. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the impact of the COVID-19 pandemic, the volatility in commodity price environment, the uncertainty in the levels of demand for oil and oilfield services and adverse macroeconomic conditions. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2021. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impact of the COVID-19 Pandemic and Volatility in Commodity Prices” and “—Industry Overview.”

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

MAMMOTH ENERGY SERVICES, INC.
Date:	August 2, 2021	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 2, 2021	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer