Form 10-K
period 2021-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2022-03-04
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $106.6 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 2, 2022, there were 46,684,065 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATION BY REFERENCE

Portions of Mammoth Energy Services, Inc.’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas and natural sand proppant industry terms used in this Annual Report on Form 10-K (this “annual report” or “report”):
Acidizing	To pump acid into a wellbore to improve well productivity or injectivity.
Blowout	An uncontrolled flow of reservoir fluids into the wellbore, and sometimes catastrophically to the surface. A blowout may consist of salt water, oil, natural gas or a mixture of these. Blowouts can occur in all types of exploration and production operations, not just during drilling operations. If reservoir fluids flow into another formation and do not flow to the surface, the result is called an underground blowout. If the well experiencing a blowout has significant open-hole intervals, it is possible that the well will bridge over (or seal itself with rock fragments from collapsing formations) down-hole and intervention efforts will be averted.
Bottomhole assembly	The lower portion of the drillstring, consisting of (from the bottom up in a vertical well) the bit, bit sub, a mud motor (in certain cases), stabilizers, drill collar, heavy-weight drillpipe, jarring devices (“jars”) and crossovers for various threadforms. The bottomhole assembly must provide force for the bit to break the rock (weight on bit), survive a hostile mechanical environment and provide the driller with directional control of the well. Oftentimes the assembly includes a mud motor, directional drilling and measuring equipment, measurements-while-drilling tools, logging-while-drilling tools and other specialized devices.
Cementing	To prepare and pump cement into place in a wellbore.
Coiled tubing	A long, continuous length of pipe wound on a spool. The pipe is straightened prior to pushing into a wellbore and rewound to coil the pipe back onto the transport and storage spool. Depending on the pipe diameter (1 in. to 4 1/2 in.) and the spool size, coiled tubing can range from 2,000 ft. to 23,000 ft. (610 m to 6,096 m) or greater length.
Completion	A generic term used to describe the assembly of down-hole tubulars and equipment required to enable safe and efficient production from an oil or gas well. The point at which the completion process begins may depend on the type and design of the well.
Directional drilling	The intentional deviation of a wellbore from the path it would naturally take. This is accomplished through the use of whipstocks, bottomhole assembly (BHA) configurations, instruments to measure the path of the wellbore in three-dimensional space, data links to communicate measurements taken down-hole to the surface, mud motors and special BHA components and drill bits, including rotary steerable systems, and drill bits. The directional driller also exploits drilling parameters such as weight on bit and rotary speed to deflect the bit away from the axis of the existing wellbore. In some cases, such as drilling steeply dipping formations or unpredictable deviation in conventional drilling operations, directional-drilling techniques may be employed to ensure that the hole is drilled vertically. While many techniques can accomplish this, the general concept is simple: point the bit in the direction that one wants to drill. The most common way is through the use of a bend near the bit in a down-hole steerable mud motor. The bend points the bit in a direction different from the axis of the wellbore when the entire drillstring is not rotating. By pumping mud through the mud motor, the bit turns while the drillstring does not rotate, allowing the bit to drill in the direction it points. When a particular wellbore direction is achieved, that direction may be maintained by rotating the entire drillstring (including the bent section) so that the bit does not drill in a single direction off the wellbore axis, but instead sweeps around and its net direction coincides with the existing wellbore. Rotary steerable tools allow steering while rotating, usually with higher rates of penetration and ultimately smoother boreholes.
Down-hole	Pertaining to or in the wellbore (as opposed to being on the surface).
Down-hole motor	A drilling motor located in the drill string above the drilling bit powered by the flow of drilling mud. Down-hole motors are used to increase the speed and efficiency of the drill bit or can be used to steer the bit in directional drilling operations. Drilling motors have become very popular because of horizontal and directional drilling applications and the day rates for drilling rigs.
Drilling rig	The machine used to drill a wellbore.
Drillpipe or Drill pipe	Tubular steel conduit fitted with special threaded ends called tool joints. The drillpipe connects the rig surface equipment with the bottomhole assembly and the bit, both to pump drilling fluid to the bit and to be able to raise, lower and rotate the bottomhole assembly and bit.
Drillstring or Drill string	The combination of the drillpipe, the bottomhole assembly and any other tools used to make the drill bit turn at the bottom of the wellbore.
Flowback	The process of allowing fluids to flow from the well following a treatment, either in preparation for a subsequent phase of treatment or in preparation for cleanup and returning the well to production.
Horizontal drilling	A subset of the more general term “directional drilling,” used where the departure of the wellbore from vertical exceeds about 80 degrees. Note that some horizontal wells are designed such that after reaching true 90-degree horizontal, the wellbore may actually start drilling upward. In such cases, the angle past 90 degrees is continued, as in 95 degrees, rather than reporting it as deviation from vertical, which would then be 85 degrees. Because a horizontal well typically penetrates a greater length of the reservoir, it can offer significant production improvement over a vertical well.
Hydraulic fracturing	A stimulation treatment routinely performed on oil and gas wells in low permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open. The wings of the fracture extend away from the wellbore in opposing directions according to the natural stresses within the formation. Proppant, such as grains of sand of a particular size, is mixed with the treatment fluid to keep the fracture open when the treatment is complete. Hydraulic fracturing creates high-conductivity communication with a large area of formation and bypasses any damage that may exist in the near-wellbore area.
Hydrocarbon	A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane, but many are highly complex molecules, and can occur as gases, liquids or solids. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.
i

Mesh size	The size of the proppant that is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. The mesh number system is a measure of the number of equally sized openings per square inch of screen through which the proppant is sieved.
Mud motors	A positive displacement drilling motor that uses hydraulic horsepower of the drilling fluid to drive the drill bit. Mud motors are used extensively in directional drilling operations.
Natural gas liquids	Components of natural gas that are liquid at surface in field facilities or in gas processing plants. Natural gas liquids can be classified according to their vapor pressures as low (condensate), intermediate (natural gasoline) and high (liquefied petroleum gas) vapor pressure.
Nitrogen pumping unit	A high-pressure pump or compressor unit capable of delivering high-purity nitrogen gas for use in oil or gas wells. Two basic types of units are commonly available: a nitrogen converter unit that pumps liquid nitrogen at high pressure through a heat exchanger or converter to deliver high-pressure gas at ambient temperature, and a nitrogen generator unit that compresses and separates air to provide a supply of high pressure nitrogen gas.
Plugging	The process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Plugging work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging work.
Plug	A down-hole packer assembly used in a well to seal off or isolate a particular formation for testing, acidizing, cementing, etc.; also a type of plug used to seal off a well temporarily while the wellhead is removed.
Pounds per square inch	A unit of pressure. It is the pressure resulting from a one pound force applied to an area of one square inch.
Pressure pumping	Services that include the pumping of liquids under pressure.
Producing formation	An underground rock formation from which oil, natural gas or water is produced. Any porous rock will contain fluids of some sort, and all rocks at considerable distance below the Earth’s surface will initially be under pressure, often related to the hydrostatic column of ground waters above the reservoir. To produce, rocks must also have permeability, or the capacity to permit fluids to flow through them.
Proppant	Sized particles mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment. In addition to naturally occurring sand grains, man-made or specially engineered proppants, such as resin-coated sand or high-strength ceramic materials like sintered bauxite, may also be used. Proppant materials are carefully sorted for size and sphericity to provide an efficient conduit for production of fluid from the reservoir to the wellbore.
Resource play	Accumulation of hydrocarbons known to exist over a large area.
Shale	A fine-grained, fissile, sedimentary rock formed by consolidation of clay- and silt-sized particles into thin, relatively impermeable layers.
Tight oil	Conventional oil that is found within reservoirs with very low permeability. The oil contained within these reservoir rocks typically will not flow to the wellbore at economic rates without assistance from technologically advanced drilling and completion processes. Commonly, horizontal drilling coupled with multistage fracturing is used to access these difficult to produce reservoirs.
Tight sands	A type of unconventional tight reservoir. Tight reservoirs are those which have low permeability, often quantified as less than 0.1 millidarcies.
Tubulars	A generic term pertaining to any type of oilfield pipe, such as drill pipe, drill collars, pup joints, casing, production tubing and pipeline.
Unconventional resource/unconventional well	A term for the different manner by which resources are exploited as compared to the extraction of conventional resources. In unconventional drilling, the wellbore is generally drilled to specific objectives within narrow parameters, often across long, lateral intervals within narrow horizontal formations offering greater contact area with the producing formation. Typically, the well is then hydraulically fractured at multiple stages to optimize production.
Wellbore	The physical conduit from surface into the hydrocarbon reservoir.
Well stimulation	A treatment performed to restore or enhance the productivity of a well. Stimulation treatments fall into two main groups, hydraulic fracturing treatments and matrix treatments. Fracturing treatments are performed above the fracture pressure of the reservoir formation and create a highly conductive flow path between the reservoir and the wellbore. Matrix treatments are performed below the reservoir fracture pressure and generally are designed to restore the natural permeability of the reservoir following damage to the near wellbore area. Stimulation in shale gas reservoirs typically takes the form of hydraulic fracturing treatments.
Wireline	A general term used to describe well-intervention operations conducted using single-strand or multi-strand wire or cable for intervention in oil or gas wells. Although applied inconsistently, the term commonly is used in association with electric logging and cables incorporating electrical conductors.
Workover	The process of performing major maintenance or remedial treatments on an oil or gas well. In many cases, workover implies the removal and replacement of the production tubing string after the well has been killed and a workover rig has been placed on location. Through-tubing workover operations, using coiled tubing, snubbing or slickline equipment, are routinely conducted to complete treatments or well service activities that avoid a full workover where the tubing is removed. This operation saves considerable time and expense.

The following is a glossary of certain electrical infrastructure industry terms used in this report:
Distribution	The distribution of electricity from the transmission system to individual customers.
Substation	A part of an electrical transmission and distribution system that transforms voltage from high to low, or the reverse.
Transmission	The movement of electrical energy from a generating site, such as a power plant, to an electric substation.

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

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of reduced or flat drilling and completions activity on utilization and pricing for our oilfield services;
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
•employee retention and increasingly competitive labor market;
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
•our ability to continue to comply with or, if applicable, obtain a waiver of forecasted or actual non-compliance with certain financial covenants from our lenders and comply with other terms and conditions under our recently amended revolving credit facility;
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
•the outcome or settlement of our litigation matters discussed in this report, including the adverse impact of the recent settlements with Gulfport Energy Corporation, or “Gulfport”, and MasTec Renewables Puerto Rico, LLC, on our financial condition and results of operations;
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
v

PART I.

Item 1. Business

Overview

    We are an integrated, growth-oriented energy services company focused on the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through its infrastructure services businesses. We also provide products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserves. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

Our transformation towards an industrial based company is ongoing. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The equipment manufacturing operations have initially served the internal needs for our water transfer, equipment rental and infrastructure businesses, but we expect to expand into third party sales in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

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
•Southeastern New Mexico;
•The Barnett Shale in Texas;
•The Granite Wash and Mississippi Shale in Oklahoma and Texas;
•The Cana Woodford and Woodford Shales and the Cleveland Sand in Oklahoma;
•Southern California; and
•The oil sands in Alberta, Canada.

    Our operational division heads have an extensive track record in the infrastructure and oilfield service businesses with an average of over 24 years of infrastructure services experience and over 29 years of oilfield services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops, and our well completion, natural sand proppant, drilling and other services to a diversified range of both public and private independent oil and natural gas producers. For the years ended December 31, 2021 and 2020, our top five customers represented 35% and 50%, respectively, of our revenue.

Recent Developments

Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Beginning in March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, substantially reduced their capital expenditure budgets. As a result, demand for our oilfield services declined at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Exploration and production companies set their 2021 budgets based on the prevailing prices for oil and gas at the time. Although demand for oil and natural gas and commodity prices increased during the fourth quarter of 2021, these budgets for the publicly traded exploration and production companies remained relatively unchanged throughout 2021 with any excess cash flows used for debt repayment or shareholder returns rather than to increase production, as has been the case in the past. Although activity levels for exploration and production companies increased during the fourth quarter of 2021 and early 2022 due to the improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic related restrictions, availability of vaccines and treatments and rising energy use and commodity prices, the emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant continued to drive economic and pricing volatility and a cautious production outlook for 2022.

On July 18, 2021, the OPEC+ reached an agreement to phase out 5.8 million Bbl per day of oil production cuts by September 2022 as prices of crude oil reached their highest levels in more than two years. Coordinated increases in oil supply by OPEC+ began in August 2021, increasing overall oil production by 400,000 Bbl per day on a monthly basis from that point forward. Further, on January 4, 2022, OPEC+ agreed to continue to raise its output target by 400,000 Bbl per day in February 2022, which is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 million Bbl per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, which have already seen a seven-year high in early 2022, we cannot predict the impact of these events on commodity prices and expect a competitive market for oilfield services for the foreseeable future.

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are continue to monitor the adverse industry and market conditions resulting from the COVID-19 pandemic and have taken mitigating steps in an effort to preserve liquidity, reduce costs and lower capital expenditures. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Our Services

    Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: infrastructure services, well completion services, natural sand proppant services and drilling services.

Infrastructure Services

    Our infrastructure services business provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. We offer a broad range of services on electric transmission and distribution, or T&D, networks and substation facilities, which include engineering, design, construction, upgrade, maintenance and repair of high voltage transmission lines, substations and lower voltage overhead and underground distribution systems. Our commercial services include the installation, maintenance and repair of commercial wiring. We also provide storm repair and restoration services in response to storms and other disasters. We provide infrastructure services primarily in the northeast, southwest, midwest and western portions of the United States.

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

    As of December 31, 2021, PREPA owed us approximately $227.0 million for services we performed, excluding $110.8 million of interest charged on these delinquent balances as of December 31, 2021. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 19. Commitments and Contingencies to our consolidated financial statements and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report for more information regarding these delinquent balances as well as other legal actions and governmental investigations related to our work for PREPA.

    Our crew count declined from approximately 100 crews as of December 31, 2020 to approximately 82 crews as of December 31, 2021. Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues for our infrastructure services have declined in 2021 as a result of certain management changes throughout the year, which resulted in crew departures, and a decline in storm restoration activities. During the third quarter of 2021, we made leadership changes in our infrastructure group. We are focused on cutting costs and enhancing accountability across the division, and we saw improvement in both areas throughout the fourth quarter of 2021.

Funding for projects in the infrastructure space remains strong with added opportunities expected in the second half of 2022 and into 2023 as a result of the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We continue to pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects. In late 2021, we were awarded a fiber installation contract which is expected to generate an aggregate of approximately $4.5 million in revenue over the next year. Additionally, we were awarded a multi-year electric vehicle charging station engineering contract, which could generate up to $5.0 million in revenue and will run into 2024. Both of these projects are currently in process.

We work for multiple utilities primarily across the northeastern, southwestern, midwestern and western portions of the United States. We believe that we are well-positioned to compete for new projects due to the experience of our infrastructure management team, combined with our vertically integrated service offerings. We are seeking to leverage this experience and our service offerings to grow our customer base and increase our revenues in the continental United States over the coming years.

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

    We refer to the group of fracturing units, other equipment and vehicles necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” We usually operate on a 24-hour-per-day basis and we typically staff three crews per fleet. All of our fracturing units and high-pressure pumps are manufactured to our specifications to enhance the performance and durability of our equipment and meet our customers’ needs.

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

    We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high-pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2021, our pressure pumping business included six high-pressure fleets consisting of an aggregate 117 high-pressure fracturing units with pump nameplate capacity of 291,750 horsepower. Currently, two of the fleets are staffed and providing services in the northeast and midcontinent regions. Over the past two years, we have converted 20 of our units to include dynamic gas blending, or DGB, capabilities to meet recent shifts in customer demand and are currently in the process of converting an additional 10 units.

    Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale and SCOOP/STACK. As of December 31, 2021, we owned a fleet of 40 trucks.

    Water Transfer. Our water transfer services provide water sourcing and water transfer services primarily for completion activities in the mid-continent region. As of December 31, 2021, we owned 122 water transfer pumps and 69 miles of layflat hose.

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

    At our Barron County and Jackson County, Wisconsin plants, we mine and process sand into premium monocrystalline sand, a specialized mineral that is used as frac sand. We can also purchase raw or washed sand and process it at our indoor sand processing plant located in Pierce County, Wisconsin; however, this facility has been temporarily idled since September 2018 due to market conditions. We sell sand to our customers for use in their hydraulic fracturing operations to enhance recovery rates from unconventional wells. Our sand processing plants produce a range of frac sand sizes for use in all major North American shale basins, including a majority of the standard proppant sizes as defined by the ISO/API 13503-2 specifications. These grain sizes can be customized to meet the demands of our customers with respect to a specific well. Our supply of Jordan substrate exhibits the physical properties necessary to withstand the completion and production environments of the wells in these shale basins. Our indoor processing plant in Pierce County, Wisconsin is designed for year-round continuous wet and dry plant operation. Our multi-environment processing plants in Barron County and Jackson County, Wisconsin have indoor dry plants designed to operate year-round and outdoor wet plants that generally operate eight months per year.

    We also provide logistics solutions to facilitate delivery of our frac sand products to our customers. Our frac sand products are primarily shipped by rail to our customers in the Utica Shale, SCOOP/STACK, DJ Basin, Permian Basin and the Montney Shale in British Columbia and Alberta, Canada. Our logistics capabilities are important to our customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store frac sand in large quantities near their well completion sites, they typically prefer product to be delivered where and as needed, which requires predictable and efficient loading and shipping capabilities. We contract with third party providers to transport our frac sand products to railroad facilities for delivery to our customers. We currently lease or have access to origin transloading facilities on the Canadian National Railway Company (CN), Union Pacific (UP), Burlington Northern Santa Fe (BNSF) and the Canadian Pacific (CP) rail systems and use an in-house railcar fleet that we lease from various third parties to deliver our frac sand products to our customers. Origin transloading facilities on multiple railways allow us to provide predictable and efficient loading and shipping of our frac sand products. We also utilize a destination transloading facility in Yorkville, Ohio, to serve the Utica Shale, and utilize destination transloading facilities located in other North American resource plays, including the Montney Shale, to meet our customers’ delivery needs.

Drilling Services
During certain of the periods discussed in this report, we offered contract land and directional drilling services as well as rig moving services. Due to market conditions, we temporarily shut-down our contract land drilling operations beginning in December 2019. We continue to monitor market conditions to determine if and when we will recommence these services.

Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. As of December 31, 2021, we owned 12 land drilling rigs, ranging from 800 to 1,600 horsepower, eight of which are specifically designed for drilling horizontal and directional wells.

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

    Prior to our temporary shutdown of these services in December 2019, we obtained our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. We typically entered into drilling contracts that provided for compensation on a daywork basis. Occasionally, we entered into drilling contracts that provided for compensation on a footage basis; however, a majority of such footage drilling contracts also provided for daywork rates for work outside core drilling activities contemplated by such footage contracts and under certain other circumstances. We have not historically entered into turnkey contracts; however, we may decide to enter into such contracts in the future. It is also possible that we may acquire such contracts in connection with future acquisitions of drilling assets. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and market conditions.

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

    As of December 31, 2021, we owned five MWD kits and one EM kit used in vertical, horizontal and directional drilling applications, 89 mud motors, 16 air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Rig Moving. We provided rig moving services in the Permian Basin. Due to market conditions, we temporarily shut-down our rig moving operations beginning in April 2020. As of December 31, 2021, we owned 16 trucks specifically tailored to move rigs and seven cranes to assist us in moving rigs.

Other Services

    We also offer a variety of other services including aviation services, equipment rental services, remote accommodation services and equipment manufacturing services. Additionally, during certain of the periods discussed in this report, we offered coil tubing services, pressure control services, flowback services, crude oil hauling services, cementing services and acidizing services.

Aviation Services. Our aviation services include leasing helicopters to customers for use primarily in the electrical utility industry. Additionally, we provide helicopter training and response services. As of December 31, 2021, we owned four helicopters.

    Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Utica Shale, Eagle Ford Shale and mid-continent region. Additionally, we provide water transfer services in the northeast region. As of December 31, 2021, we owned 18 water transfer pumps, 30 miles of layflat hose and ten miles of poly pipe for use in our water transfer operations.

    Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2021, we had a capacity of 878 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 266 of which are available to be leased as rental equipment to a third party. On average, 90 rooms were utilized per night during the year ended December 31, 2021.

    Equipment Manufacturing. During 2019, we commenced equipment manufacturing operations at our facility located in Oklahoma. These operations have initially served our internal needs for our water transfer, equipment rental and infrastructure businesses, but we intend to expand into third party sales in the future.

    We also offered coil tubing services, pressure control services, flowback services, crude oil hauling services, cementing services and acidizing services during certain of the periods discussed in this report. Due to market conditions, we temporarily shut down our flowback, cementing and acidizing operations beginning in July 2019, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor market conditions to determine if and when we will recommence these services.

    Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well-testing spreads. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2021, we owned five production testing packages, 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

    Cementing and Acidizing. We provided cementing and acidizing services in the Permian Basin. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2021, we owned two twin cementers and associated equipment and four acidizing pumps.

    Coil Tubing. We provided coil tubing services in Eagle Ford Shale and Permian Basin. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2021, we had one coiled tubing unit capable of running 25,000 feet of two and five eighths inch coil rated at 15,000 pounds per square inch, or psi, two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running over 22,000 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi in service.

    Pressure Control. Our pressure control services consisted of nitrogen and fluid pumping services. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services help operators minimize the risk of such damage during completion activities. As of December 31, 2021, we had a total of four nitrogen pumping units and seven fluid pumping units. We have provided pressure control services in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.

•Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2021, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.
•Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2021, we had seven fluid pumping units. Five of these units are coiled tubing double pump units capable of output of up to eight barrels per minute, and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute, and are rated for pressures up to 15,000 psi.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight throughout the United States. As of December 31, 2021, we had a fleet of six trucks.

    Crude Oil Hauling. We provide crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2021, we had a fleet of 14 crude oil hauling trucks.

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

Demand for our services is driven by the repair and construction of transmission lines, substations and distribution networks and is determined by the level of expenditures of utility companies. While expansion of the electrical grid is occurring, the majority of capital expenditures spent in recent years has surrounded the repair and maintenance of existing networks. Another factor that significantly influences the level of spending in the industry are natural disasters, which impact the electrical grid. These natural disasters include, but are not limited to, thunderstorms, ice storms, snow storms, tornadoes, hurricanes, earthquakes, wildfires and lightning strikes.

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

We believe that the age of the existing infrastructure across the United States and the spending trends in North America will benefit our operations and our ability to achieve our business objectives. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021.

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

    Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Beginning in March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, substantially reduced their capital expenditure budgets. As a result, demand for our oilfield services declined at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Exploration and production companies set their 2021 budgets based on the prevailing prices for oil and gas at the time. Although demand for oil and natural gas and commodity prices increased during the fourth quarter of 2021, these budgets for the publicly traded exploration and production companies remained relatively unchanged throughout 2021 with any excess cash flows used for debt repayment or shareholder returns rather than to increase production, as has been the case in the past. Activity levels for exploration and production companies, however, increased during the fourth quarter of 2021 and early 2022 due to the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic related restrictions, availability of vaccines and treatments and rising energy use and commodity prices, the emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant continued to contribute to the economic and pricing volatility and a cautious production outlook for 2022.

On July 18, 2021, the OPEC+ reached an agreement to phase out 5.8 million barrels per day of oil production cuts by September 2022 as prices of crude oil reached their highest levels in more than two years. Coordinated increases in oil supply by OPEC+ began in August 2021, increasing overall oil production by 400,000 barrels per day on a monthly basis from that point forward. Further, on January 4, 2022, OPEC+ agreed to continue to raise its output target by 400,000 Bbl per day in February 2022, which is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 million Bbl per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, which have already seen a seven-year high in early 2022, we cannot predict the impact of these events on commodity prices and expect a competitive market for oilfield services for the foreseeable future.

    In response to market conditions, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services.

Natural Sand Proppant Industry

In 2018 and 2019, several new and existing suppliers completed planned capacity additions of frac sand supply, particularly in the Permian Basin. The industry expansion, coupled with increased capital discipline, budget exhaustion and the impact on oil demand from the COVID-19 pandemic, caused the frac sand market to become oversupplied, particularly in finer grades. With the frac sand market oversupplied, pricing for all grades has fallen significantly from the peaks experienced throughout 2018 and during the first half of 2019. This oversupply resulted in several industry participants idling and closing high cost mines in an attempt to restore the supply and demand balance. Despite such attempts, demand for our sand declined significantly in the second half of 2019 and throughout 2020 as a result of the factors discussed above. As well drilling and completions began ramping back up in 2021, overall demand for frac sand increased from the 2020 levels, reaching approximately 93 million tons in 2021, although the Northern White silica sand that we produce continued to face strong competition with Texas frac sand. We have seen a recent uptick in activity in Canada, which we currently expect to continue throughout 2022. However, rail constraints persist, causing shipping delays and adversely impacting the recovery of the

Northern White frac sand market. We cannot predict if and when demand and pricing will recover sufficiently to return our natural sand proppant services segment to profitability.

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

Our Strengths

    Our primary business objective is to grow our operations and create value for our stockholders through organic growth opportunities and accretive acquisitions. We believe that the following strengths position us well to capitalize on activity in unconventional resource plays and achieve our primary business objective:

•Strategic geographic positioning. We currently operate infrastructure facilities and service centers to support our infrastructure operations in the northeast, southwest, midwest and western portions of the United States. We currently operate facilities and service centers to support our oilfield service operations in major unconventional resource plays in the United States, including the Utica Shale in Eastern Ohio, the Permian Basin in West Texas, the SCOOP/STACK in Oklahoma, the Marcellus Shale in West Virginia, the Granite Wash in Oklahoma and Texas, the Cana Woodford Shale in Oklahoma and the oil sands in Alberta, Canada. We believe our geographic positioning within active oil and natural gas liquids resource plays will benefit us strategically as activity increases in these unconventional resource plays.

•Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 24 years of infrastructure services experience and over 29 years of oilfield services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

•Young fleet of equipment. Our infrastructure service fleet is predominantly comprised of equipment designed to construct and repair electric transmission and distribution lines and our oilfield service fleet is predominantly comprised of equipment designed to optimize recovery from unconventional wells. Three of our pressure pumping fleets with total combined horsepower of 132,500 were built in 2017. We believe that our fleet of quality equipment will allow us to provide a high level of service to our customers. In addition, over the past two years we have converted 20 of our pressure pumping units to include DGB capabilities to meet recent shifts in customer demand and expect to convert 10 more units during 2022.

Our Business Strategy

    We intend to achieve our primary business objective in connection with our infrastructure services by the successful execution of our business plan to strategically deploy equipment and personnel to provide infrastructure services across the United States. We believe our infrastructure services optimize our customers’ ability to maintain, improve and expand their infrastructure and that our oil and natural gas services optimize our customers’ ultimate resources recovery and present value of hydrocarbon reserves. In the case of our oilfield services, we intend to achieve our primary business objective by the successful execution of our business plan to strategically deploy our equipment and personnel to provide well completion services, natural sand proppant services and other energy services in unconventional resource plays, including the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Permian Basin in West Texas. We seek to create cost efficiencies for our customers by providing a suite of complementary services designed to address a wide range of our customers’ needs. Specifically, we strive to create value for our stockholders through the following strategies:

•Leverage our broad range of services for cross-selling opportunities. We offer a complementary suite of services and products. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provide hydraulic fracturing services for unconventional wells as well as sand hauling services and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant for hydraulic fracturing. Additionally, we provide directional drilling services, equipment rentals, remote accommodations and equipment manufacturing. We intend to leverage our existing customer relationships and operational track record to cross sell our services and increase our exposure and product offerings to our existing customers, broaden our customer base and expand opportunistically to other geographic regions in which our customers have operations, as well as to create operational efficiencies for our customers.

•Expand our energy infrastructure business. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act into law. This is expected to bring new opportunities in the infrastructure industry, including new fiber-related projects. We consistently monitor market conditions and intend to expand the capacity and scope of our energy infrastructure services as demand warrants in geographic areas in which we currently operate, as well as in new geographic areas.

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

•Expand through selected, accretive acquisitions. To complement our organic growth, we intend to pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services, completion and production services and industrial based companies, that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this approach will help facilitate the strategic expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP, or Wexford, our largest stockholder, may help us identify acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

•Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2021, oil prices fluctuated between a low of $47.62 on January 4, 2021 and a high of $84.65 on October 26, 2021, and averaged $68.17 per barrel for the year. This extreme price volatility reduced the demand for our oilfield services. We cannot predict if or when commodity prices will stabilize and at what levels, but we will seek to capitalize on any increase in activity in our existing markets and diversify our operations across additional unconventional resource basins as opportunities arise.

Marketing and Customers

    Our customers consist primarily of private utilities, IOUs, Co-Ops, independent oil and natural gas producers and land-based drilling contractors in North America. For the years ended December 31, 2021, 2020 and 2019, we had approximately 480, 530 and 590 customers, respectively, including American Electric Power Company, Gulfport, Liberty Oilfield Services Inc., Hilcorp Energy and Arsenal Resources. Our top five customers accounted for approximately 35%, 50% and 53%, respectively, of our revenue for the years ended December 31, 2021, 2020 and 2019. During the years ended December 31, 2021 and 2020, Gulfport accounted for 7% and 16%, respectively, of our revenue. For the year ended December 31, 2019, Gulfport and PREPA accounted for 20% and 15%, respectively, of our revenue. Our services for PREPA and Gulfport have ended. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed.

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

    We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each geographic area and service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and energy infrastructure companies. Our major competitors for our infrastructure services business include MYR Group, Inc., Quanta Services, Inc., MasTec, Inc. and EMCOR Group, Inc. Our major competitors in well completion services include Halliburton Company, U.S. Well Services, LLC, NexTier Oilfield Solutions, Inc., RPC Incorporated, Liberty Oilfield Services, Inc. and FTS International, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Capital Sand Proppants LLC and U.S. Silica Holdings Inc.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2021, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the

Corps. The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of "waters of the United States," updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030 to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, on August 13, 2019, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

    Several states and local jurisdictions in which we or our customers operate have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards, require the disclosure of the composition of hydraulic fracturing fluids and/or impose restrictions on the use of produced water from hydraulic fracturing activities or moratoriums on new produced water well permits in an effort to control induced seismicity. Any increased regulation of hydraulic fracturing or related activities could reduce the demand for our services and materially and adversely affect our reserves and results of operations.

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

    State Regulation. The states in which we or our customers operate regulate the drilling for, and the production and gathering of, oil and natural gas, including through requirements relating to the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may also regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but they may do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from wells and to limit the number of wells or locations our customers can drill.

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

Employees

    As of December 31, 2021, we had 783 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

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

Risks Related to Our Business and the Industries We Serve

•Failure by PREPA to pay the amounts owed to our infrastructure subsidiary Cobra for services performed would materially and adversely affect our financial condition, results of operations and cash flows.
•Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.
•We may experience losses in excess of our recorded reserves for receivables.
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
•Delays and reductions in government appropriations can negatively impact energy infrastructure engineering, design, construction, maintenance and repair projects and may impair the ability of our energy infrastructure customers to timely pay for products or services provided or result in their insolvency or bankruptcy.
•Volatility in the oil and natural gas markets has negatively impacted our business in the past, and could negatively impact our oilfield services business in the future.

•Governmental laws, policies, regulations and subsidies, including initiatives to promote the use of renewable energy sources could create commodity volatility and negatively impact our oilfield services business.
•A transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ level of expenditures.
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
•Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could limit our ability to grow or conduct our business.
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

Risks Inherent to Our Common Stock

•Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.
•A significant reduction by our largest stockholder, Wexford of its ownership interests in us could adversely affect us.
•Sales of shares of our common stock by two of our largest stockholders or sales of substantial amounts of our common stock by other stockholders could adversely affect the market price of our common stock.
•The corporate opportunity provisions in our certificate of incorporation could enable Wexford or other affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.
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

Item 1A. Risk Factors

Risks Related to Our Business and the Industries We Serve

Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings and, as a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.

    On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). As of December 31, 2021, PREPA owed us approximately $227.0 million for services performed excluding $110.8 million of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. The appeal is currently pending. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022.

We believe all amounts charged to PREPA were properly in accordance with the terms of these contracts. Further, we believe these receivables are collectible. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

    When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. Our top five customers accounted for approximately 35% and 50%, respectively, of our revenue for the years ended December 31, 2021 and 2020. Gulfport accounted for approximately 7% of our revenue for the year ended December 31, 2021 and was our largest customer for the year ended December 31, 2020, accounting for approximately 16% of our revenue; however, our services with Gulfport ended in 2021. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. See the risk factors below for additional information. In addition, we are subject to credit risk due to the concentration of our customer base. In particular, PREPA owed us approximately $337.8 million (including interest charged on overdue amounts) as of December 31, 2021, as discussed in more detail below. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

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

The COVID-19 pandemic has caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which has had and is expected to continue to have an adverse effect primarily on our oilfield services business and, as a result, our financial condition, results of operations, cash flows and stock price. There continues to be many variables and uncertainties regarding the COVID-19 pandemic, including the emergence, contagiousness and threat of new and different strains of the virus and their severity; the effectiveness of treatments or vaccines against the virus or its new strains; the extent of travel restrictions, business closures and other measures that are or may be imposed in affected areas or countries by governmental authorities; disruptions in the supply chain; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic; increased logistics costs; additional costs due to remote working arrangements; adherence to social distancing guidelines; and other COVID-19-related challenges. Further, there remain increased risks of cyberattacks on information technology systems used in remote working environments; increased privacy-related risks due to processing health-related personal information; absence of workforce due to illness; the impact of the pandemic on any of our contractual counterparties; and other factors that are currently unknown or considered immaterial. It is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged three individuals, including the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. Subsequent to the indictment, we received (i) a preservation request letter from the SEC related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting certain documents and answers to interrogatories relevant to an ongoing investigation DOJ is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter referenced above. We are cooperating with both the SEC and DOJ investigations. Given the uncertainty inherent in the criminal proceeding and the SEC and DOJ investigations, it is not possible at this time to determine the potential outcome or other potential impacts that they will have on us. Further, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. Accordingly, it is possible that additional investigations may arise in the future.

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

    We cannot assure you that we will be able to maintain compliance with the covenants contained in our revolving credit facility as amended by the recent amendment discussed elsewhere in this report, or, if applicable, obtain a waiver of forecasted or actual non-compliance with certain financial covenants from our lenders. If an event of default occurs under our revolving credit facility and remains uncured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, and (iii) may have the ability to require us to apply all of our available cash to repay our outstanding borrowings.

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

Delays and reductions in government appropriations can negatively impact energy infrastructure engineering, design, construction, maintenance and repair projects and may impair the ability of our energy infrastructure customers to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our infrastructure customers.

    Many of our infrastructure customers derive funding from federal, state and local bodies. Delayed or reduced appropriations may cancel, curtail or delay projects and may have an adverse effect on our business, results of operations, cash flows and financial condition.

A portion of our business depends on the oil and natural gas industry and particularly on the level of exploration and production activity within the United States and Canada, and the sharp decline in oil prices in 2020 and continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, our oilfield services and, as a result, our business, financial condition, results of operations, cash flows and stock price.

    Demand for our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. In early March 2020, oil prices dropped sharply and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Although commodity prices have generally recovered, they are expected to continue to be volatile as a result of production levels, inventories and demand, and national and international economic performance. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, the impact and duration of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry, actions of OPEC+ members, the impact of the current Russian/Ukrainian military conflict on the global energy and capital markets and global stability and other factors. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of capital expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capex spending and industry activity levels in the future, other factors, such as debt repayment obligations and access to the capital markets, may play a significant role in the ultimate level of capex spend by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices from current levels may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

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
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia, including the impact of the current Russian/Ukrainian military conflict on the global energy and capital markets and global stability;
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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2021, West Texas Intermediate posted prices ranged from $47.62 to $84.65 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $2.45 to $5.26 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

Failure to effectively and timely address the energy transition to a lower carbon footprint could adversely affect our oil and gas business

Our long-term success depends on our ability to effectively address the energy transition to a lower carbon footprint, which will require adapting our portfolio of oilfield services to potentially changing or more burdensome government requirements and customer preferences. If the energy industry transition changes faster than anticipated or in a manner that we do not anticipate, demand for oilfield services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel related industries, our business, access to capital and the market for our securities could be negatively impacted.

Deterioration of the commodity price environment can negatively impact oil and natural gas exploration and production companies and, in some cases, impair their ability to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas exploration and production customers.

    In certain economic and commodity price environments, we may experience increased difficulties, delays or failures in collecting outstanding receivables from our customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. Such increases in collection issues could have a material adverse effect on our business, results of operations, cash flows and financial condition. We cannot assure you that the reserves we have established for potential credit losses will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. To the extent one or more of our key customers commences bankruptcy proceedings, as was the case with Gulfport, our contracts with these customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could also have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

    Oilfield services equipment or assets being upgraded, converted or re-activated following a period of inactivity may experience significant start-up costs and complications and may encounter other operational problems that could result in significant delays, uncompensated downtime, reduced dayrates or the cancellation, termination or non-renewal of contracts. In this regard, due to market conditions, we have temporarily shut down certain of our service offerings, including contract land drilling, flowback, cementing, acidizing and crude oil hauling operations as well as certain of our facilities, such as our sand processing plant in Pierce County, Wisconsin. Further, construction and upgrade projects are subject to risks of delay or significant cost overruns inherent in any large construction project from numerous factors, including the following:

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

    Our remote accommodations business specializes in providing modular housing and related services for workforces in remote areas which lack the infrastructure typically available in towns and cities. If significant development activity does not return to the Canadian oil sands region or if permanent towns, cities and municipal infrastructure develop in the oil sands region of northern Alberta, Canada or other regions where we locate our modular camps, then demand for our accommodations could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

Revenue generated and expenses incurred by our remote accommodation business are denominated in the Canadian dollar and could be negatively impacted by currency fluctuations.

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2021, we had $1.5 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Note 19. Commitments and Contingencies to our consolidated financial statements elsewhere in this annual report.

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

    The delivery of our products and services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the energy services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply is limited. As a result, competition for experienced energy service personnel is intense, and we face significant challenges in competing for crews and management with large and well established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired, particularly as our workforce has been significantly reduced over the past several years due to the lack of pyament from PREPA and the downturn in our business.

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

    We provide well completion services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, and Cana Woodford resource plays located in the continental U.S. We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Minnesota, Kentucky, California and Alberta, Canada. For the years ended December 31, 2021 and 2020, we generated approximately 48% and 35%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

    Our capital budget for 2022 is estimated to be $6 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations, borrowings under our revolving credit facility and sale-leaseback transactions. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment, properly maintaining our existing equipment or restarting idled businesses or expanding existing operations as demand may warrant. Also, on February 28, 2022, our revolving credit facility was amended to, among other things, provide for a reduction in the maximum revolving advance amount in an amount equal to 50% of

PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables and, as a result, as of March 2, 2022, we had approximately $11 million of available borrowing capacity under our amended revolving credit facility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Revolving Credit Facility. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2022 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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
•an inability to secure necessary financing, equipment, raw materials (particularly sand and other proppants) or technology to successfully execute our expansion plans;
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

    Our revolving credit facility provides for fluctuating interest rates, primarily based on the London interbank offered rate, or LIBOR, for deposits of U.S. dollars. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, which indicated plans for multiple interest rate increases in 2022, and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At December 31, 2021, we had $83 million borrowings outstanding under our revolving credit facility and availability under our credit facility was approximately $17 million, after giving effect to $9 million of outstanding letters of credit and the requirement to maintain a $10 million reserve out of the available borrowing capacity during the limited waiver period. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $1 million per year, based on $83 million outstanding and a weighted average interest rate of 4.17%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow may be adversely affected.

    The U.K. Financial Conduct Authority (the authority that regulates LIBOR), which we refer to as FCA, has announced that it intends to stop one week and two month U.S. Dollar LIBOR rates after 2021. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Our current credit agreement provides for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards, however, changes in the method of calculating LIBOR, or the discontinuation, reform or replacement of LIBOR or any other benchmark rates may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

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

    Our business is significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection and health and safety matters. As part of our business, we handle, transport and dispose of a variety of fluids and substances, including hydraulic fracturing fluids which can contain hydrochloric acid and certain petrochemicals. This activity poses some risks of environmental liability, including leakage of hazardous substances from the wells to surface and subsurface soils, surface water or groundwater. We also handle, transport and store these substances. The handling, transportation, storage and disposal of these fluids are regulated by a number of laws, including: the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Safe Drinking Water Act; and other federal and state laws and regulations promulgated thereunder. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing environmental requirements or enforcement policies change and become more stringent, we may be required to make significant unanticipated capital and operating expenditures. For a detailed description of environmental laws and regulations applicable to us and their impact on our operations, see “Item 1. Business—Regulations” above.

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

President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and gas operations, and pause new oil and gas leasing on public lands. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our oilfield services operations. However, such actions could materially increase our costs or impair our ability to explore and develop other projects, which could materially harm our business, financial condition and results of operations.

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

Risks Inherent to Our Common Stock

Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

    Wexford, through its affiliate MEH Sub LLC, beneficially own approximately 47.6% of our outstanding common stock. As a result, Wexford can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford. This concentration of ownership and relationship with Wexford makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford, and certain companies they control. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition.

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

As a smaller reporting company and an accelerated filer, we are required to document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting under Section 404 of the Sarbanes Act of 2002. As we perform the required testing of our internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

The corporate opportunity provisions in our certificate of incorporation could enable Wexford or other affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.

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

    We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. As described elsewhere in this report, including in the notes to our consolidated financial statements, these transactions include, among others, a joint venture, agreements to provide our services and frac sand products to our affiliates and agreements pursuant to which our affiliates provide or will provide us with certain services, including administrative and advisory services and office space. Each of these entities is either controlled by or affiliated with Wexford, as the case may be, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because Wexford may have the ability to influence the outcome of these conflicts. For a discussion of potential conflicts, see “—Risks Inherent to Our Common Stock—Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.”

If the price of our common stock fluctuates significantly, your investment could lose value.

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $7.27 per share to a low of $1.73 per share during 2021. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

Wexford beneficially owns a substantial amount of our common stock and may sell such common stock in the public or private markets. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.

    As of December 31, 2021, Wexford beneficially owned 47.6% shares of our common stock, respectively. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Overview of Sand Properties and Operations

    Information concerning our mining properties in this annual report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

As used in this annual report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. You are further cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value.

The information that follows is derived, in part, from the technical report summary prepared by John T. Boyd Company, our third party mining and geological consultant and an external qualified person, (“John T. Boyd”), in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the technical report summary, filed as Exhibit 96.1 hereto, incorporated herein by reference and made a part of this annual report.

    Our natural sand proppant business mines, processes and sells high quality Northern White silica, a key input for the hydraulic fracturing of oil and gas wells, which we refer to as frac sand. Northern White frac sand deposits are generally located in the north-central portion of the United States (predominantly in Minnesota, Wisconsin and Illinois, with lesser amounts in Arkansas and Iowa). Northern White frac sand is found in poorly cemented Cambrian and Ordovician sandstones and in unconsolidated alluvial deposits locally derived from these sandstones. All of our frac sand facilities are located in Wisconsin, with our Taylor facilities located in Jackson County, our Piranha facilities located in Barron County and our Muskie facilities located in Pierce County.

Piranha Mine and Wet Plant
Piranha Dry Plant and Railroad Loadout
Taylor Railroad Loadout
Taylor Mine and Plant
BARRON
RUSK
CHIPPEWA
TAYLOR
DUNN
EAU CLAIRE
CLARK
PEPIN
BUFFALO
TREMPEALEAU
JACKSON
Barron
Chetek
Connorsville
Bloomer
Colfax
Chippewa Falls
Menomonie
Eau Claire
Augusta
Eleva
Mondovi
Osseo
Fairchild
Hixton
Independence
Whitehall
Taylor
Blair
Black River Falls
Galesville
Wisconsin
Figure Area
LEGEND
APPROXIMATE FRAC SAND DEPOSITS
N
SCALE (Miles)
0 2 4 6 8 10
RAILROAD INDEX
Abbreviation Name
BNSF Burlington Northern Santa Fe Railway
CN CN Railroad
CPRS Canadian Pacific
UP Union Pacific Railroad
WGNS Wisconsin Great Northern
WN Wisconsin Northern Railroad
Legend
Major Railroads
Major Roads
Major Waterways
WI
MN

FIGURE 1.1

GENERAL LOCATION MAP

Showing

MINE AND PLANT OPERATIONS

PIRANHA PROPPANT, LLC

TAYLOR FRAC, LLC

Barron, Jackson, and Trempealeau Counties, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 10 Miles

Our frac sand facilities consist of three dry plants with a total permitted capacity of 5.7 million tons of sand per year, and two wet plants, with a total permitted capacity of 8.7 million tons of sand per year, that supply two of the dry plants with Northern White silica sand, which we believe is some of the highest quality raw frac sand available. Our Muskie plant in Pierce County, Wisconsin is currently idled. Our frac sand facilities operate seasonally from March or April through October or November depending on both weather and material demand.

    We produce predominantly 20/40-mesh, 30/50-mesh and 40/70-mesh frac sand. The production of our frac sand consists of three basic processes: mining, wet plant operations and dry plant operations. All mining activities take place in an open pit environment, whereby we remove the topsoil, which is set aside, and then remove other non-economic minerals, or “overburden,” to expose the sand deposits. A third-party contractor then “bumps” the sand using explosives on the mine face, which causes the sand to fall into the pit, where it is then carried by truck or conveyor to the wet plant operations. At our wet plants, the mined sand goes through a series of processes designed to separate the sand from unusable materials. The resulting wet sand is then conveyed to a wet sand stockpile where most of the water is allowed to drain into our on-site recycling facility, while the remaining fine grains and materials, if any, are separated through a series of settlement ponds. We reuse the water that does not evaporate in our wet process. Wet sand from our stockpile is then conveyed or trucked to our dry plants where the sand is dried, screened into specific mesh categories and stored in silos. From the silos, we load sand directly into railcars or trucks, which we then ship to one of our transloading facilities or directly to our customers. For information regarding our transloading facilities and shipping capabilities, see “Item 1. Business-Our Services-Natural Sand Proppant Services.”

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

    Our Taylor and Piranha mines are located in western Wisconsin, near an estimated combined population of over 350,000 people. Both sites are accessible via a well-developed network of primary and secondary roads, which offer direct access to the mines and processing facilities and are open year-round. Our Taylor facilities have access to the Canadian National rail network, while our Piranha facilities have access to the Union Pacific rail network. Both operations have readily available access to requisite electrical power, natural gas and water. Each of our facilities undergoes regular maintenance to minimize unscheduled downtime and to ensure that the quality of our frac sand meets API standards and our customers’ specifications. In addition, we make capital investments in our facilities as required to support customer demand, and our performance goals.

    The following table provides information regarding our aggregate sand mined for December 31, 2021, 2020 and 2019:

	Total Sand Mined (Thousands of Tons)
	As of December 31,
	2021	2020	2019
Plant Location
Taylor in Jackson County, Wisconsin	567	589	1,649
Piranha in Barron County, Wisconsin	320	—	2,099
Muskie in Pierce County, Wisconsin	—	—	—
Total	887	589	3,748

Mineral Resources and Reserves

    The quantity and nature of our mineral resources and reserves are estimated by John T. Boyd, while we internally track depletion rate on an interim basis. Estimates of frac sand reserves for the Taylor mine and Piranha mine were derived contemporaneously with estimates of frac sand resources. To derive an estimate of saleable product tons (proven and probable frac sand reserves), the following modifying factors were applied to the in-place measured and indicated frac sand resources underlying the respective mine plan areas:

•A 90% mining recovery factor, which assumes that 10% of the mineable (in-place) frac sand resource will not be recovered during mining for various reasons. Applying this recovery factor to the in-place resource results in the estimated sand tonnage that will be delivered to the wet process plant.
•An overall 79% processing recovery. This recovery factor accounts for losses in the wet and dry plants. This recovery factor accounts for removal of out-sized (i.e., larger than 20-mesh and smaller than 100-mesh) sand and losses in the wet and dry processing plants due to minor inefficiencies.

We do not have any reportable frac sand resources excluding those converted to frac sand proven reserves for the Taylor and Piranha mines. Any frac sand within the defined boundaries of the Taylor and Piranha mines which is not reported as frac sand reserves are not considered to have potential economic viability. Therefore, they are not reportable as frac sand resources. Further, as we do not own any mineral rights for the Muskie properties, but, rather, own only the surface rights to the processing plants, we do not (and do not expect to ever) report any reserves attributable to our Muskie property. John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The following table presents our estimated frac sand reserves by product mesh size for the Taylor and Piranha mines as of December 31, 2021:

		Estimated Proven Reserves(1)(2) at December 31, 2021
		Amount (Thousands of Tons)
Mine	Reserves Category	20/40 Mesh	40/70 Mesh	70/140 Mesh	Total
Taylor	Proven	6,109	11,801	6,367	24,277
Piranha	Proven	11,414	20,333	6,067	37,814
Total		17,523	32,134	12,434	62,091
1.Pricing data based on the weighted average projected sales price for sand of $19.04 per ton for Taylor’s operations and $18.06 for Piranha’s operations.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor and Piranha mines are categorized as proven reserves as the areas are well explored and exhibit acceptable drill hole data spacing to be classified as measured resources.

We categorize our sand properties in accordance with the SEC definition in Item 1300 of Regulation S-K. Our mineral resources are concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Our sand reserves are our estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, they are the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2021 average monthly sales prices ranged from approximately $14 to $19 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Surface and Mineral Rights

For each of our Taylor and Piranha frac sand facilities, we own surface and mineral rights. For our Muskie sand facility, we own surface rights.

Individual Properties

Taylor. Our Taylor operation is located less than one mile northwest of the town of Taylor, in Jackson County, Wisconsin and encompasses a total of approximately 393 acres. Approximately 148 acres of frac sand resources remain on this property. We own in fee numerous land parcels which comprise the processing plant site, mineral resource areas and rail loadout facility. Our rail loadout facility, located in Trempealeau County, Wisconsin, is approximately two miles southwest of the mine and processing facility. Our Taylor operation commenced mining operations in 2012. We acquired the Taylor operation in June 2017 when we acquired Sturgeon Acquisitions, LLC. The total net book value of the Taylor operation’s real property and fixed assets as of December 31, 2021, was $28.2 million.

N
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
100' Mining Barrier
N 852,500
N 850,000
Taylor
Miller
VOSSE
COULEE
ROAD
Surface Facilities
RIVER
TREMPEALEAU
STATE ROUTE 95
COUNTY HWY
E 1,700,000
E 1,702,500
E 1,705,000
SCALE (ft)
400
0
400
800
John T. Boyd Company
February 2022
Scale 1" = 800'

FIGURE 6.3
MAP SHOWING
MINEABLE PROPERTY OVERVIEW
TAYLOR FRAC, LLC
Jackson County, Wisconsin
Prepared For
MAMMOTH ENERGY SERVICES

The site contains a mine with 24.7 million tons of proven recoverable proppant sand reserves as of December 31, 2021, based on estimates prepared by John T. Boyd. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2021, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2021, our Taylor facility produced 0.4 million tons of finished sand product. Our finished product is transported via truck to our transloading facility with rail access.

We estimate an overall product yield (after mining and processing losses) of approximately 66% for the Taylor mine. John T. Boyd utilized post December 31, 2017 production data we provided, along with the John T. Boyd January 2019 Report amending the resource tons as of December 31, 2017, to reconcile the amended estimate from the December 31, 2017 estimate to December 31, 2021. The following table presents a summary of our mineral reserves for the Taylor mine as of December 31, 2021, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Taylor Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2021	December 31, 2020	Change	% Change
Proven	24,277	24,691	(414)	(2)%
1.Pricing data based on the weighted average projected sales price for sand of $19.04 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2020 to 2021 is primarily attributed to depletion by mining 0.6 million tons of sand.

Piranha. Our Piranha operation is located approximately five miles northwest of the town of New Auburn, in Baron County, Wisconsin and encompasses a total of approximately 608 acres. The current estimated mineable area is approximately 313 acres, or 52% of the total property, after observing setbacks, right of ways, processing areas and other non-mining acreage. We own 100% of the surface and mineral rights. Our dry plant and loadout is also located in Baron County and is approximately one mile east of the mine and wet processing facility. We acquired the Piranha operation on May 26, 2017 from Chieftain Sand and Proppant LLC (Chieftain). Under Chieftain, the property commenced mining operations in August 2012. In January 2018, we purchased the Conoboy tract, which is adjacent to a tract of land previously mined by Chieftain. The total net book value of the Piranha operation’s real property and fixed assets as of December 31, 2021 was $16.8 million.

E 1,570,000
E 1,575,000
E 1,580,000
E 1,585,000
N
53
UNION PACIFIC
25 1/2 St
N 525,000
23 3/4 St
Wet Plant
Crusher
3rd 1/2 Ave
3rd Ave
N 520,000
2 3/4 Ave
24 3/4 St
N 515,000
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
Barriers
Mined Out Area
Approximate Extent of Glacial Tills
Ponds
Railroad
Roads
SCALE (ft)
1000
0
1000
2000

FIGURE 6.2

MAP SHOWING

MINEABLE PROPERTY OVERVIEW

PIRANHA PROPPANT, LLC

Barron County, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 2,000'

The site contains 38.1 million tons of proven recoverable proppant sand reserves as of December 31, 2021, based on estimates prepared by John T. Boyd. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2021, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2021, our Piranha facility produced 0.5 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

We estimate an overall product yield (after mining and processing losses) of approximately 71% for the Piranha mine. John T. Boyd utilized post March 31, 2017 production data we provided, in conjunction with other data, to reconcile the estimate from the March 31, 2017 volumetric estimate to December 31, 2021. The following table presents a summary of our mineral reserves for the Piranha mine as of December 31, 2021, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Piranha Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2021	December 31, 2020	Change	% Change
Proven	37,814	38,050	(236)	(1)%
1.Pricing data based on the weighted average projected sales price for sand of $18.06 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Piranha mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2020 to 2021 is primarily attributed to depletion by mining 0.3 million tons of sand.

Muskie. Our Muskie facilities are located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although this plant is currently idled, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been temporarily idled since September 2018. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves. Our Muskie facility commenced operations in 2012. Muskie was contributed to Mammoth in November 2014. The total net book value of the Muskie operation’s real property and fixed assets as of December 31, 2021, was $6.6 million.

Headquarters

Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 15 properties, five located in Texas, four located in Wisconsin, four located in Ohio and two located in Oklahoma, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 30 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

    We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve—Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. PREPA is currently subject to bankruptcy proceedings and, as a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA fails to pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.” and “—The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our financial condition, results of operations and cash flows.”

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on March 2, 2022, there were 53 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of January 14, 2022, there were 5,213 beneficial holders of record of our common stock.

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

Performance Graph

    The following graph and table compares the cumulative total return of a $100 investment in our common stock from October 14, 2016, the date on which our stock began trading on the Nasdaq Global Select Market, through December 31, 2021, with the total cumulative return of a $100 investment in the Standard & Poors 500 Stock Index, the Dow Jones Industrial Average Market Index and the PHLX Oil Service Sector Index during that period.

$250
$200
$150
$100
$50
$0
10/14/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Mammoth Energy Service, Inc.
Dow Jones Industrial Average Market Index
S&P 500 Stock Index
PHLX Oil Service Sector Index

	October 14, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Mammoth Energy Service, Inc.	$100.00	$114.63	$148.04	$135.60	$16.59	$33.56	$13.73
S&P 500 Stock Index	$100.00	$104.88	$125.25	$117.44	$151.35	$175.96	$223.28
Dow Jones Industrial Average Market Index	$100.00	$108.96	$136.28	$128.61	$157.34	$168.74	$200.34
PHLX Oil Service Sector Index	$100.00	$111.51	$90.74	$48.90	$47.50	$26.90	$31.99

This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC.

Item 6. [Reserved]

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
Overview
    We are an integrated, growth-oriented energy services company focused on the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through its infrastructure services businesses. We also provide products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserves. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, crude oil hauling services, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

    Our transformation towards an industrial based company is ongoing. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The equipment manufacturing operations have initially served the internal needs for our water transfer, equipment rental and infrastructure businesses, but we expect to expand into third party sales in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

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
•Cobra Acquisitions LLC, or Cobra—January 2017
•Lion Power Services LLC, formerly Cobra Energy LLC—January 2017
•Higher Power Electrical LLC—April 2017
•5 Star Electric LLC—July 2017
•Python Equipment LLC—December 2018
•Aquawolf LLC—September 2019
•Falcon Fiber Solutions LLC—May 2021

Well Completion Services Segment
•Stingray Pressure Pumping LLC—March 2012
•Silverback Energy LLC—November 2012
•Redback Pump Down Services LLC—January 2015
•Mr. Inspections LLC—January 2015
•Mammoth Equipment Leasing LLC—November 2016
•Bison Sand Logistics LLC—January 2018
•Aquahawk Energy LLC—June 2018

Natural Sand Proppant Services Segment
•Muskie Proppant LLC—September 2011

•Barracuda Logistics LLC—October 2014
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
•Bison Trucking LLC—August 2013

Other
•Great White Sand Tiger Lodging Ltd.—October 2007
•Redback Energy Services, LLC—October 2011
•Redback Coil Tubing, LLC—May 2012
•Anaconda Rentals LLC, formerly White Wing Tubular Services LLC—September 2014
•WTL Oil LLC, or WTL, formerly Silverback—June 2016
•Mammoth Energy Services Inc.—June 2016
•Mammoth Energy Partners, LLC—October 2016
•Mako Acquisitions LLC—March 2017
•Stingray Energy Services LLC, or Stingray Energy Services—June 2017
•Stingray Cementing LLC—June 2017
•Tiger Shark Logistics LLC—October 2017
•Cobra Aviation Services LLC—January 2018
•Black Mamba Energy LLC—March 2018
•Stingray Cementing and Acidizing LLC, formerly RTS Energy Services LLC—June 2018
•Ivory Freight Solutions LLC—July 2018
•IFX Transport LLC—December 2018
•Air Rescue Systems LLC—December 2018
•Leopard Aviation LLC—April 2019
•Anaconda Manufacturing LLC—September 2019

Impact of the Ongoing COVID-19 Pandemic and Volatility in Commodity Prices

In March and April 2020, concurrent with the spread of COVID-19 and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Beginning in March 2020, in response to the COVID-19 pandemic and the depressed commodity prices, many exploration and production companies, including our customers, substantially reduced their capital expenditure budgets. As a result, demand for our oilfield services declined at the end of the first quarter of 2020 and continued to decline further throughout the remainder of 2020. Exploration and production companies set their 2021 budgets based on the prevailing prices for oil and gas at the time. Although demand for oil and natural gas and commodity prices increased during the fourth quarter of 2021, these budgets for the publicly traded exploration and production companies remained relatively unchanged throughout 2021 with any excess cash flows used for debt repayment or shareholder returns rather than to increase production, as has been the case in the past. Although activity levels for many exploration and production companies increased during the fourth quarter of 2021 and early 2022 due to the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic related restrictions, availability of vaccines and treatments and rising energy use and commodity prices, the emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant continued to contribute to the economic and pricing volatility and a cautious production outlook for 2022. On July 18, 2021, the OPEC+ reached an agreement to phase out 5.8 million barrels per day of oil production cuts by September 2022 as prices of crude oil reached their highest levels in more than two years. Coordinated increases in oil supply by OPEC+ began in August 2021, increasing overall oil production by 400,000 barrels per day on a monthly basis from that point forward. Further, on January 4, 2022, OPEC+ agreed to raise its output target by 400,000 Bbl per day in February 2022, which move is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 million Bbl per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, which have already seen a seven-year high in early 2022, we cannot predict the impact of these events on commodity prices and expect a competitive market for oilfield services for the foreseeable future. In addition, the current Russian/Ukrainian military conflict could result in a humanitarian crisis and have an adverse impact on the global energy and capital markets and global stability.

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also continuing to monitor the adverse industry and market conditions resulting from the COVID-19 pandemic and have taken mitigating steps in an effort to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the current conditions worsen. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity markets, the reduced demand for oil and oilfield services and uncertain macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

2021 Highlights

•Net loss of $101.4 million, or $2.18 per diluted share, and adjusted net loss of $99.3 million, or $2.13 per diluted share, for the year ended December 31, 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to adjusted net loss.

•Adjusted EBITDA of ($11.6) million for the year ended December 31, 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•Organically started a fiber division, which was awarded a fiber installation contract with a cooperative in the Midwest in late 2021 with an expected aggregate revenue of $4.5 million throughout 2022.

•Awarded a contract by a major utility to provide engineering and design services for the building of electric vehicle charging station infrastructure with an expected aggregate revenue of $5 million over the next three years.

Overview of Our Industries

Energy Infrastructure Industry

    Our infrastructure services business provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. We offer a broad range of services on electric transmission and distribution, or T&D, networks and substation facilities, which include engineering, design, construction, upgrade, maintenance and repair of high voltage transmission lines, substations and lower voltage overhead and underground distribution systems. Our commercial services include the installation, maintenance and repair of commercial wiring. We also provide storm repair and restoration services in response to storms and other disasters. We provide infrastructure services primarily in the northeast, southwest, midwest and western portions of the United States.

    We currently have agreements in place with private utilities, public IOUs and Co-Ops. Since we commenced operations in this line of business, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). Our work under each of the contracts with PREPA ended on March 31, 2019.

    As of December 31, 2021, PREPA owed us approximately $227 million for services we performed, excluding $110.8 million of interest charged on these delinquent balances as of December 31, 2021. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable to our consolidated financial statements included elsewhere in this report. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the Court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. The appeal is currently pending. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022.

We believe all amounts charged to PREPA were in accordance with the terms of the contracts. Further, we believe these receivables are collectible. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. We are also subject to investigations and legal proceedings related to our contracts with PREPA. Given the uncertainty inherent in the criminal litigation, investigations and legal proceedings, it is not possible at this time to determine the potential outcome or other potential impacts that they could have on us. See Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues for our infrastructure services declined in 2021 as a result of certain management changes, which resulted in crew departures, as well as a decline in storm restoration activities. Our crew count declined from approximately 100 crews as of December 31, 2020 to approximately 82 crews as of December 31, 2021. During the third quarter of 2021, we made leadership changes in our infrastructure group. We are focused on cutting costs and enhancing accountability across the division, and we have already seen improvement in both areas.

Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We continue to pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects. In late 2021, we were awarded a fiber installation contract as well as an electric vehicle charging station engineering contract. Both of these projects are currently in process.

We work for multiple utilities primarily across the northeastern, southwestern, midwestern and western portions of the United States. We believe that we are well-positioned to compete for new projects due to the experience of our infrastructure management team, combined with our vertically integrated service offerings. We are seeking to leverage this experience and our service offerings to grow our customer base and increase our revenues in the continental United States over the coming years.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. As discussed above, oil prices dropped sharply throughout March and April of 2020. While improved commodity pricing has contributed to positive industry movement and increased equipment utilization, oil and natural gas prices are expected to continue to be volatile and we cannot predict if, or at what levels, commodity prices will stabilize. We experienced a weakening in demand for our oilfield services during 2019 as a result of reductions in our customers’ capital expenditure budgets. The sharp decline in oil prices beginning in March 2020, the continued volatility and strategic operating decisions by producers to curtail drilling activity have continued to adversely impact the utilization and pricing of our oilfield services.

In response to market conditions, we have temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services. We are currently operating two of our six pressure pumping fleets. Based on feedback from our exploration and production customers, we believe they plan to take a cautious approach with respect to their activity levels for 2022 given the recent volatility in oil prices and investor sentiment calling for activities to remain within or below cash flows. Market fundamentals are challenging for our oilfield businesses and we expect this trend to continue. Although the reported retirement of equipment across the industry may, at some point, help the market, we believe pricing and utilization for our oilfield services will remain challenging for the foreseeable future. Subject to our liquidity requirements, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins strengthen.

We continue to closely monitor our cost structure in response to market conditions and intend to pursue additional cost savings where possible. Further, a significant portion of our revenue from our pressure pumping business had historically been derived from Gulfport. On December 28, 2019, Gulfport filed a lawsuit alleging our breach of our pressure pumping contract with Gulfport and seeking to terminate the contract and recover damages for alleged overpayments, audit costs and legal fees. Gulfport did not make the payments owed to us under this contract for any periods subsequent to its alleged December 28, 2019 termination date. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On September 21, 2021, we reached a settlement with Gulfport under which all litigation relating to the Stingray Pressure Pumping contract was terminated, Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed above. We have not been able to obtain long-term contracts with other customers to replace our contract with Gulfport. See Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.

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

A portion of our revenue from our natural sand proppant business historically had been derived from Gulfport pursuant to a long-term contract. Gulfport did not made the payments owed to us under this contract for any periods subsequent to May 2020. In September 2020, we filed a lawsuit seeking to recover delinquent payments owed to us under this contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated and a portion of Muskie’s contract claim against Gulfport was allowed under Gulfport’s plan of reorganization. See Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Years Ended
	December 31, 2021	December 31, 2020
Revenue:	(in thousands)
Infrastructure services	$93,403	$157,751
Well completion services	84,334	88,325
Natural sand proppant services	34,860	34,360
Drilling services	4,321	7,785
Other services	18,510	28,829
Eliminations	(6,466)	(3,974)
Total revenue	228,962	313,076

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $21,841 and $29,337, respectively, for 2021 and 2020)	90,559	124,555
Well completion services (exclusive of depreciation and amortization of $26,356 and $30,395, respectively, for 2021 and 2020)	64,552	47,483
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $8,993 and $9,758, respectively, for 2021 and 2020)	27,232	25,955
Drilling services (exclusive of depreciation and amortization of $7,995 and $10,036, respectively, for 2021 and 2020)	6,102	10,909
Other services (exclusive of depreciation and amortization of $13,209 and $15,713, respectively, for 2021 and 2020)	16,347	27,093
Eliminations	(6,466)	(3,974)
Total cost of revenue	198,326	232,021
Selling, general and administrative expenses	78,246	67,185
Depreciation, depletion, amortization and accretion	78,475	95,317
Impairment of goodwill	891	54,973
Impairment of other long-lived assets	1,212	12,897
Operating loss	(128,188)	(149,317)
Interest expense, net	(6,406)	(5,397)
Other income, net	10,301	34,938
Loss before income taxes	(124,293)	(119,776)
Benefit for income taxes	(22,863)	(12,169)
Net loss	$(101,430)	$(107,607)

    Revenue. Revenue for 2021 decreased $84.1 million, or 27%, to $229.0 million from $313.1 million for 2020. The decrease in total revenue is attributable to declines in revenue across all business lines other than our natural sand proppant services division. Revenue derived from related parties was $17.9 million, or 8% of our total revenue, for 2021 and $50.6 million, or 16% of our total revenue, for 2020. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts which have ended. For additional information regarding the status of these contracts and the related litigation, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report. Revenue by division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $64.3 million, or 41%, to $93.4 million for 2021 from $157.8 million for 2020 primarily due to less storm activity during the year ended December 31, 2021 compared to the year ended December 31, 2020 resulting in an $58.4 million decline in storm restoration revenue. Additionally, infrastructure services revenue was negatively impacted by the decrease in crew count from approximately 100 crews as of December 31, 2020 to 82 crews as of December 31, 2021. These crew departures were driven by changes in division level management.

Well Completion Services. Well completion services division revenue decreased $4.0 million, or 5%, to $84.3 million for 2021 from $88.3 million for 2020. Revenue derived from related parties was $15 million, or 18% of total well completion revenue, for 2021 and $42.5 million, or 48% of total well completion revenue, for 2020. Substantially all of our related party revenue was derived from Gulfport under a pressure pumping contract which has ended. In 2021, we recognized revenue totaling $15 million related to the modification of our pressure pumping contract with Gulfport. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above. Intersegment revenue, consisting primarily of revenue derived from our other services and sand segment, totaled $0.1 million and $1.1 million, for 2021 and 2020, respectively.

The decrease in our well completion services revenue was primarily driven by a decline in utilization. The number of stages completed decreased 12% to 2,544 for 2021 from 2,880 for 2020. An average of 1.1 of our six fleets were active throughout 2021 compared to 1.5 fleets for 2020.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $0.5 million, or 1%, to $34.9 million for 2021, from $34.4 million for 2020. Revenue derived from related parties was $2.1 million, or 6% of total sand revenue, for 2021 and $8.4 million, or 24% of total sand revenue, for 2020. All of our related party revenue was derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. In 2021, we recognized revenue totaling $2 million related to the modification of our sand supply contract with Gulfport. For additional information regarding the status of this contract, see “Industry Overview – Natural Sand Proppant Industry” above. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was $4.0 million, or 11% of total sand revenue, for 2021 and a nominal amount for 2020.

The increase in our natural sand proppant services revenue was primarily attributable to a 107% increase in tons of sand sold from approximately 0.5 million tons in 2020 to 1.0 million tons in 2021 coupled with a 15% increase in average price per ton of sand sold from $14.58 in 2020 to $16.76 in 2021. Included in natural sand proppant services revenue is shortfall revenue of $12.0 million and $24.8 million, for 2021 and 2020, respectively.

Drilling Services. Drilling services division revenue decreased $3.5 million, or 44%, to $4.3 million for 2021, from $7.8 million for 2020. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was $0.6 million for 2021 and a nominal amount for 2020.

The decline in our drilling services revenue was primarily attributable to declines in utilization for our directional drilling and rig hauling businesses. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Revenue from other services, consisting of revenue derived from our aviation, coil tubing, pressure control, equipment rental, crude oil hauling, full service transportation, remote accommodation and equipment manufacturing, decreased $10.3 million, or 36%, to $18.5 million for 2021 from $28.8 million for 2020. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport and aviation revenue from Brim Equipment Leasing, Inc., or Brim, was $0.4 million, or 2% of total other services revenue, for 2021 and $1.0 million, or 3% of total other services revenue, for 2020. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $2.2 million and $2.7 million, for 2021 and 2020, respectively.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. We rented an average of 135 pieces of equipment to customers during 2021, a decrease of 34% from an average of 204 pieces of equipment rented to customers during 2020. Additionally, utilization for our crude oil hauling and aviation businesses declined. Due to market conditions, we temporarily shut down our coil tubing and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $33.7 million from $232.0 million, or 74% of total revenue, for 2020 to $198.3 million, or 87% of total revenue, for 2021. The decrease was primarily due to a decline in activity across all of our business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $34.0 million from $124.6 million for 2020 to $90.6 million for 2021, primarily due to a decline in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $21.9 million in 2021 and $29.4 million in 2020, was 97% and 79%, for 2021 and 2020, respectively. The increase as a percentage of revenue is primarily due to increased labor costs as a percentage of revenue.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $17.1 million, or 36%, from $47.5 million for 2020 to $64.6 million for 2021 primarily due to an increase in cost of goods sold as a result of providing sand and chemicals with our service package to customers in 2021. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $26.4 million in 2021 and $30.4 million in 2020, was 77% and 54%, for 2021 and 2020, respectively. The increase as a percentage of revenue was primarily due to the recognition of more pressure pumping services standby revenue in 2020, of which there was a lower percentage of costs recognized compared to 2021. Additionally, during 2021 we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $1.2 million, or 5%, from $26.0 million for 2020 to $27.2 million for 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $9.0 million in 2021 and $9.8 million in 2020, was 78% and 76%, for 2021 and 2020, respectively.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4.8 million, or 44%, from $10.9 million for 2020 to $6.1 million for 2021, as a result of reduced activity. In response to market conditions, we have temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $8.0 million in 2021 and $10.0 million in 2020, was 139% and 116%, for 2021 and 2020, respectively. The increase as a percentage of revenue was primarily due to a decline in utilization.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $10.7 million, or 40%, from $27.1 million for 2020 to $16.3 million for 2021, primarily due to a decline in costs for our equipment rental, coil tubing, and full service transportation businesses as a result of reduced activity. Due to market conditions, we have temporarily shut down our coil tubing and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $13.2 million in 2021 and $15.7 million in 2020, was 88% and 94%, for 2021 and 2020, respectively. The decrease as a percentage of revenue is primarily due to a decline in equipment rental costs as a percentage of revenue.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2021	December 31, 2020
Cash expenses:
Compensation and benefits	$15,064	$14,876
Professional services	11,400	19,905
Other(a)	9,052	8,828
Total cash SG&A expense	35,516	43,609
Non-cash expenses:
Bad debt provision	41,662	21,958
Stock based compensation	1,068	1,618
Total non-cash SG&A expense	42,730	23,576
Total SG&A expense	$78,246	$67,185

a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The bad debt provision for the year ended December 31, 2021 includes $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport. The bad debt provision for the year ended December 31, 2020, included $19.4 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and certain of its subsidiaries. See Notes 2 and 19 of the Notes to the Consolidated Financial Statements.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $16.8 million, or 18%, to $78.5 million for 2021 from $95.3 million in 2020. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures.

    Impairment of Goodwill. We recorded impairment of goodwill of $0.9 million and $55.0 million in 2021 and 2020, respectively. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2021, resulting in impairment expense of $0.9 million. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55.0 million.

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $1.2 million and $12.9 million, in 2021 and 2020, respectively. Beginning in 2021, we temporarily shut down our crude oil hauling operations, resulting in impairment of trade names of $0.5 million. Additionally, as a result of a review of intangible asset balances as of December 31, 2021, we determined the fair value of Higher Power’s trade names and customer relationships was less than their carrying value, resulting in impairment expense of $0.7 million. During 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $12.9 million.

    Operating Loss. We reported an operating loss of $128.2 million for 2021 compared to an operating loss $149.3 million for 2020. The reduced operating loss was primarily due to the recognition of $67.9 million in impairment expenses during 2020, as compared to $2.1 million in 2021, partially offset by a $19.7 million increase in bad debt expense primarily due to the settlement with Gulfport.

    Interest Expense, net. Interest expense, net increased $1.0 million to $6.4 million for 2021 from $5.4 million for 2020, primarily due to an increase in expense recognized on sale-leaseback transactions.

    Other Income (Expense), net. Other income, net decreased $22.7 million during 2021 compared to 2020. During 2021, we recognized expense of $25.0 million related to an agreement to settle a legal matter and legal fees related to the matter totaling $5.4 million. This expense was partially offset by a $4.4 million increase in gains on asset disposals and a $4.4 million increase in interest on delinquent account receivables.

    Income Taxes. During 2021, we recorded an income tax benefit of $22.9 million on pre-tax loss of $124.3 million compared to an income tax benefit of $12.2 million on pre-tax loss of $119.8 million for 2020. Our effective tax rate was 18.4% for 2021 compared to 10.2% for 2020. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as return to provision adjustments, goodwill impairment and changes in the valuation allowance that may not be consistent from year to year. See Note 13 to our consolidated financial statements for additional detail regarding our change in tax expense.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended
	December 31, 2020	December 31, 2019
Revenue:	(in thousands)
Infrastructure services	$157,751	$213,285
Well completion services	88,325	243,802
Natural sand proppant services	34,360	97,063
Drilling services	7,785	31,964
Other services	28,829	88,586
Eliminations	(3,974)	(49,688)
Total revenue	313,076	625,012

Cost of Revenue:
Infrastructure services (exclusive of depreciation and amortization of $29,337 and $30,323, respectively, for 2020 and 2019)	124,555	173,551
Well completion services (exclusive of depreciation and amortization of $30,395 and $40,117, respectively, for 2020 and 2019)	47,483	206,543
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $9,758 and $14,039, respectively, for 2020 and 2019)	25,955	87,652
Drilling services (exclusive of depreciation and amortization of $10,036 and $13,138, respectively, for 2020 and 2019)	10,909	36,953
Other services (exclusive of depreciation and amortization of $15,713 and $19,323, respectively, for 2020 and 2019)	27,093	88,837
Eliminations	(3,974)	(49,748)
Total cost of revenue	232,021	543,788
Selling, general and administrative expenses	67,185	51,552
Depreciation, depletion, amortization and accretion	95,317	117,033
Impairment of goodwill	54,973	33,664
Impairment of other long-lived assets	12,897	7,358
Operating loss	(149,317)	(128,383)
Interest expense, net	(5,397)	(4,958)
Other income, net	34,938	42,216
Loss before income taxes	(119,776)	(91,125)
Benefit for income taxes	(12,169)	(12,081)
Net loss	$(107,607)	$(79,044)

    Revenue. Revenue for 2020 decreased $311.9 million, or 50%, to $313.1 million from $625.0 million for 2019. The decrease in total revenue is attributable to declines in revenue across all business lines. Revenue derived from related parties was $50.6 million, or 16% of our total revenue, for 2020 and $130.3 million, or 21% of our total revenue, for 2019. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report. Revenue by division was as follows:

Infrastructure Services. Infrastructure services division revenue decreased $55.5 million, or 26%, to $157.8 million for 2020 from $213.3 million for 2019 primarily due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico’s electrical grid as a result of Hurricane Maria. For additional information regarding our contracts with PREPA and our infrastructure services, see “Overview of Our Industries - Electrical Infrastructure Industry” above. Revenue from our operations in the continental United States increased $41.1 million, or 35%, to $157.8 million for 2020 from $116.7 million for 2019.

Well Completion Services. Well completion services division revenue decreased $155.7 million, or 64%, to $88.3 million for 2020 from $243.8 million for 2019. Revenue derived from related parties was $42.5 million, or 48% of total well completion revenue, for 2020 and $91.2 million, or 37% of total well completion revenue, for 2019. Substantially all of our related party revenue was derived from Gulfport under a well completion contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. In 2020, we recognized pre-petition revenue totaling $38.5 million and post-petition revenue totaling $3.9 million in accordance with the terms of this contract. For additional information regarding the status of this contract, see “Industry Overview – Oil and Natural Gas Industry” above. Intersegment revenue, consisting primarily of revenue derived from our other services and sand segment, was $0.9 million and $1.9 million, respectively, for 2020 and 2019.

The decrease in our well completion services revenue was primarily driven by a decline in pricing as well as a decline in utilization. The number of stages completed decreased 46% to 2,880 for 2020 from 5,378 for 2019. An average of 1.5 of our fleets were active throughout 2020 compared to 2.4 fleets for 2019.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $62.7 million, or 65%, to $34.4 million for 2020, from $97.1 million for 2019. Revenue derived from related parties was $8.4 million, or 24% of total sand revenue, for 2020 and $27.7 million, or 29% of total sand revenue, for 2019. All of our related party revenue was derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. In 2020, we recognized pre-petition revenue totaling $6.5 million and post-petition revenue totaling $1.0 million in accordance with the terms of this contract. For additional information regarding the status of this contract, see “Industry Overview – Natural Sand Proppant Industry” above. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was nominal for 2020 and $30 million, or 31% of total sand revenue, for 2019.

The decrease in our natural sand proppant services revenue was primarily attributable to a 75% decline in tons of sand sold from approximately 2.0 million tons in 2019 to 0.5 million tons in 2020 coupled with a 51% decline in average price per ton of sand sold from $29.70 in 2019 to $14.58 in 2020. Included in natural sand proppant services revenue is shortfall revenue of $24.8 million and $2.8 million, respectively, for 2020 and 2019.

Drilling Services. Drilling services division revenue decreased $24.2 million, or 76%, to $7.8 million for 2020, from $32.0 million for 2019. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was nominal for 2020 and $0.6 million for 2019.

The decline in our drilling services revenue was primarily attributable to declines in contract land drilling, rig hauling and directional drilling revenue of $9.2 million, $8.6 million, and $6.3 million, respectively. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020.

Other Services. Revenue from other services, consisting of revenue derived from our aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling, full service transportation, remote accommodation, equipment manufacturing and infrastructure engineering and design businesses, decreased $59.8 million, or 67%, to $28.8 million for 2020 from $88.6 million for 2019. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport and aviation revenue from Brim Equipment Leasing, Inc., or Brim, was $1.0 million, or 3% of total other services revenue, for 2020 and $10.9 million, or 12% of total other services revenue, for 2019. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $2.7 million and $15.2 million, respectively for 2020 and 2019.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. We rented an average of 204 pieces of equipment to customers during 2020, a decrease of 63% from an average of 557 pieces of equipment rented to customers during 2019. Additionally, utilization for our crude oil hauling and aviation businesses declined. Due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations in July 2019 and our coil tubing and full service transportation operations beginning in July 2020. These decreases were partially offset by an increase in revenue for our remote accommodations business.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $311.8 million from $543.8 million, or 87% of total revenue, for 2019 to $232.0 million, or 74% of total revenue, for 2020. The decrease was primarily due to a decline in activity across all business lines. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $49.0 million from $173.6 million for 2019 to $124.6 million for 2020. The decline is due to the conclusion on March 31, 2019 of the work we performed under our contracts with PREPA for repairs to Puerto Rico’s electrical grid as a result of Hurricane Maria. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $29.4 million in 2020 and $30.3 million in 2019, was 79% and 81%, respectively, for 2020 and 2019.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $159.6 million, or 77%, from $206.5 million for 2019 to $47.5 million for 2020 primarily due to a decline in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $30.4 million in 2020 and $40.2 million in 2019, was 54% and 85%, respectively, for 2020 and 2019. The decrease was primarily due to the recognition of standby revenue during 2020, of which there was a lower percentage of costs recognized compared to 2019. Additionally, during 2019 we provided sand and chemicals with our service package to customers, resulting in higher costs of goods sold as a percentage of revenue for this period in comparison to 2020.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $61.7 million, or 70%, from $87.7 million for 2019 to $26.0 million for 2020 primarily due to a decrease in cost of goods sold as a result of a decrease in tons of sand sold. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $9.8 million in 2020 and $14.1 million in 2019, was 76% and 90%, respectively, for 2020 and 2019. The decrease in cost as a percentage of revenue is primarily due to an increase in shortfall revenue, partially offset by a 51% decline in average price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $26.0 million, or 70%, from $37.0 million for 2019 to $10.9 million for 2020, as a result of reduced activity. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $10.0 million in 2020 and $13.1 million in 2019, was 140% and 116%, respectively, for 2020 and 2019. The increase was primarily due to a decline in utilization.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $62.7 million, or 71%, from $88.8 million for 2019 to $27.1 million for 2020, primarily due to a decline in costs for our equipment rental and crude oil hauling businesses as a result of reduced activity. Additionally, due to market conditions, we temporarily shut down our cementing and acidizing operations as well as our flowback operations beginning in July 2019 and our coil tubing, pressure control and full service transportation operations beginning in July 2020. We continue to monitor market conditions to evaluate if and when we can recommence providing these services. These declines were partially offset by an increase in costs for our equipment manufacturing business. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $15.7 million in 2020 and $19.3 million in 2019, was 93% and 101%, respectively, for 2020 and 2019.

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

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, accretion and amortization decreased $21.7 million, or 19%, to $95.3 million for 2020 from $117.0 million in 2019. The decrease is primarily due to a decline in property and equipment depreciation expense as well as a decline in depletion expense.

    Impairment of Goodwill. We recorded impairment of goodwill of $55.0 million and $33.7 million, respectively, in 2020 and 2019. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55.0 million. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2019, resulting in impairment expense of $33.7 million. During 2019, we temporarily shut down our cementing and acidizing operations, resulting in impairment of goodwill totaling $3.1 million.

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $12.9 million and $7.4 million, respectively, in 2020 and 2019. During 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $12.9 million. During 2019, we temporarily shut down our flowback operations, resulting in fixed asset impairments of $3.6 million during 2019. Additionally, we recorded impairment expense $3.0 million related to specified drilling rigs and $0.8 million related to WTL’s customer relationship intangible asset during 2019.

    Operating Loss. We reported an operating loss of $149.3 million for 2020 compared to operating loss of $128.4 million for 2019. The increased operating loss was primarily due to increases in impairment expense of $26.8 million and SG&A expense of $15.6 million, partially offset by a 15% decline in cost of revenue as a percentage of revenue.

    Interest Expense, net. Interest expense, net remained relatively flat at $5.4 million and $5.0 million for 2020 and 2019, respectively.

    Other Income (Expense), net. Other income, net decreased $7.3 million during 2020 compared to 2019 primarily due to a decline in the recognition of interest on trade accounts receivable pursuant to the terms of our contracts with PREPA.

    Income Taxes. During 2020, we recorded an income tax benefit of $12.2 million on pre-tax loss of $119.8 million compared to income tax benefit of $12.1 million on pre-tax loss of $91.1 million for 2019. Our effective tax rate was 10.2% for 2020 compared to 13.3% for 2019. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as return to provision adjustments, goodwill impairment and changes in the valuation allowance that may not be consistent from year to year. See Note 13 to our consolidated financial statements for additional detail regarding our change in tax expense.

Non-GAAP Financial Measures

Adjusted EBITDA

    Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, impairment of goodwill, impairment of other long-lived assets, inventory obsolescence charges, acquisition related costs, public offering costs, equity based compensation, stock based compensation, interest expense, net, other (income) expense, net (which is comprised of the (gain) or loss on disposal of long-lived assets, interest on trade accounts receivable and certain legal expenses) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2019
Net loss	$(101,430)	$(107,607)	$(79,044)
Depreciation, depletion, amortization and accretion	78,475	95,317	117,033
Impairment of goodwill	891	54,973	33,664
Impairment of other long-lived assets	1,212	12,897	7,358
Inventory obsolescence charges	—	—	1,349
Acquisition related costs	—	—	45
Public offering costs	91	—	—
Stock based compensation	1,191	1,952	4,177
Interest expense, net	6,406	5,397	4,958
Other income, net	(10,301)	(34,938)	(42,216)
Benefit for income taxes	(22,863)	(12,169)	(12,081)
Interest on trade accounts receivable	34,709	34,130	42,040
Adjusted EBITDA	$(11,619)	$49,952	$77,283

Infrastructure Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2021	2020	2019
Net (loss) income	$(36,711)	$(928)	$18,135
Depreciation, depletion, amortization and accretion	21,880	29,373	30,349
Impairment of goodwill	891	—	—
Impairment of other long-lived assets	665	—	—
Acquisition related costs	—	—	12
Public offering costs	39	—	—
Stock based compensation	500	580	822
Interest expense	3,925	2,794	1,674
Other income, net	(6,785)	(32,437)	(41,949)
Provision for income taxes	712	7,133	7,908
Interest on trade accounts receivable	36,551	32,214	42,040
Adjusted EBITDA	$21,667	$38,729	$58,991

Well Completion Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2019
Net loss	$(58,051)	$(69,073)	$(39,020)
Depreciation, depletion, amortization and accretion	26,377	30,411	40,159
Impairment of goodwill	—	53,406	23,423
Impairment of other long-lived assets	—	4,203	—
Acquisition related costs	—	—	18
Public offering costs	31	—	—
Stock based compensation	333	527	1,693
Interest expense	1,107	1,130	1,228
Other expense (income), net	1,073	(2,274)	580
Interest on trade accounts receivable	(1,841)	1,888	—
Adjusted EBITDA	$(30,971)	$20,218	$28,081

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2021	2020	2019
Net loss	$(6,328)	$(11,324)	$(12,589)
Depreciation, depletion, amortization and accretion	9,005	9,771	14,050
Impairment of goodwill	—	—	2,684
Acquisition related costs	—	—	8
Public offering costs	12	—	—
Stock based compensation	202	425	812
Interest expense	474	312	193
Other (income) expense, net	(874)	1,839	67
Interest on trade accounts receivable	(1)	3	—
Adjusted EBITDA	$2,490	$1,026	$5,225

Drilling Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2019
Net loss	$(11,307)	$(16,865)	$(26,117)
Depreciation, depletion, amortization and accretion	7,996	10,039	13,143
Impairment of other long-lived assets	—	326	2,955
Acquisition related costs	—	—	2
Public offering costs	2	—	—
Stock based compensation	76	203	361
Interest expense	293	454	862
Other income, net	(177)	(227)	(9)
Adjusted EBITDA	$(3,117)	$(6,070)	$(8,803)

Other Services(a)

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2021	2020	2019
Net income (loss)	$10,967	$(9,417)	$(19,514)
Depreciation, depletion, amortization and accretion	13,217	15,722	19,332
Impairment of goodwill	—	1,567	7,557
Impairment of other long-lived assets	547	8,368	4,403
Inventory obsolescence charges	—	—	1,349
Acquisition related costs	—	—	5
Public offering costs	7	—	—
Stock based compensation	80	217	489
Interest expense, net	607	707	1,001
Other income, net	(3,538)	(1,839)	(905)
Benefit for income taxes	(23,575)	(19,302)	(19,989)
Interest on trade accounts receivable	—	25	—
Adjusted EBITDA	$(1,688)	$(3,952)	$(6,272)
a.    Includes results for our aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Loss and Adjusted Loss per Share

    Adjusted net loss and adjusted basic and diluted loss per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company’s performance by excluding certain non-cash charges, such as impairment expense, that may not be indicative of the Company’s ongoing operating results. Adjusted net loss and adjusted loss per share should not be considered in isolation or as a substitute for net loss and loss per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net loss and adjusted loss per share to the GAAP financial measures of net loss and loss per share for the periods specified.

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Net loss, as reported	$(101,430)	$(107,607)	$(79,044)
Impairment of goodwill	891	54,973	33,664
Impairment of other long-lived assets	1,212	12,897	7,358
Adjusted net loss	$(99,327)	$(39,737)	$(38,022)

Basic loss per share, as reported	$(2.18)	$(2.36)	$(1.76)
Impairment of goodwill	0.02	1.20	0.75
Impairment of other long-lived assets	0.03	0.28	0.16
Adjusted basic loss per share	$(2.13)	$(0.88)	$(0.85)

Diluted loss per share, as reported	$(2.18)	$(2.36)	$(1.76)
Impairment of goodwill	0.02	1.20	0.75
Impairment of other long-lived assets	0.03	0.28	0.16
Adjusted diluted loss per share	$(2.13)	$(0.88)	$(0.85)

Liquidity and Capital Resources

    We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have been cash flows from operations and borrowings under our revolving credit facility. Our primary uses of capital have been for investing in property and equipment used to provide our services and acquire complementary businesses. In July 2019, as a result of oilfield market conditions as well as other factors, which include the status of collections from PREPA, our board of directors suspended our quarterly cash dividend. Future declaration of cash dividends are subject to approval by our board of directors and may be adjusted at its discretion based on market conditions and capital availability.

    As of December 31, 2021, we had outstanding borrowing under our revolving credit facility of $83.4 million.

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$9,899	$14,822
Revolving credit facility availability	118,948	129,787
Less long-term debt	(85,240)	(81,338)
Less available borrowing capacity reserve	(10,000)	—
Less letter of credit facilities (bonding program)	(1,000)	(5,000)
Less letter of credit facilities (insurance programs)	(3,890)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	280,651	321,328
Total	$305,219	$371,560
a.    Net working capital (less cash) is a non-GAAP measure and, as of December 31, 2021, is calculated by subtracting total current liabilities of $150.2 million and cash and cash equivalents of $9.9 million from total current assets of $440.8 million. As of December 31, 2020, net working capital (less cash) is calculated by subtracting total current liabilities of $128.6 million and cash and cash equivalents of $14.8 million from total current assets of $464.7 million. Amounts include receivables due from PREPA of $337.8 million and $301.2 million and corresponding liabilities of $42.3 million and $33.5 million at December 31, 2021 and 2020, respectively.

    As of March 2, 2022, we had $83.7 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $10.6 million of available borrowing capacity under this facility, after giving effect to $8.5 million of outstanding letters of credit and the requirement to maintain a $7.5 million reserve out of the available borrowing capacity.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the covenants under our amended revolving credit facility following the expiration of the waiver period contemplated thereunder, or obtain an additional waiver of such covenants, as discussed below, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

Liquidity and Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(18,865)	$6,967	$(95,318)
Net cash provided by (used in) investing activities	5,507	(2,295)	(33,224)
Net cash provided by financing activities	8,428	4,266	66,702
Effect of foreign exchange rate on cash	7	12	87
Net change in cash	$(4,923)	$8,950	$(61,753)

Operating Activities

    Net cash (used in) provided by operating activities was ($18.9) million, $7.0 million and ($95.3) million, respectively, for the years ended December 31, 2021, 2020 and 2019. The decrease in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable.

Investing Activities

    Net cash provided by (used in) investing activities was $5.5 million, ($2.3) million and ($33.2) million, respectively, for the years ended December 31, 2021, 2020 and 2019. Substantially all remaining cash used in investing activities was used to purchase property and equipment that is utilized to provide our services, which was partially offset by proceeds from the disposal of property and equipment.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Infrastructure services(a)	$627	$258	$3,456
Well completion services(b)	4,327	4,358	14,703
Natural sand proppant services(c)	484	1,073	2,877
Drilling services(d)	44	432	3,156
Other(e)	361	716	11,569
Total capital expenditures	$5,843	$6,837	$35,761
a.    Capital expenditures primarily for truck, tooling and equipment purchases for new infrastructure crews for the years ended December 31, 2021, 2020 and 2019.
b.    Capital expenditures primarily for upgrades to our pressure pumping fleet and water transfer equipment for the years ended December 31, 2021, 2020 and 2019.
c.    Capital expenditures primarily for maintenance for the years ended December 31, 2021, 2020 and 2019.
d.    Capital expenditures primarily for directional drilling equipment for the year ended December 31, 2020 and upgrades to our rig fleet for the year ended December 31, 2019.
e.    Capital expenditures primarily for equipment for our equipment rental and crude hauling businesses for the years ended December 31, 2021, 2020 and 2019.

Financing Activities

    Net cash provided by financing activities was $8.4 million, $4.3 million and $66.7 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Net cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to net proceeds received from sale-leaseback transactions of $6.5 million and net borrowings under our revolving credit facility of $4.2 million, partially offset by principal payment on financing leases and equipment notes of $2.3 million. Net cash provided by financing activities for the year ended December 31, 2020 was primarily attributable to net proceeds of $4.7 million received from a sale-leaseback transaction and net borrowings under our revolving credit facility of $2.6 million, principal payment on financing leases and equipment notes of $2.0 million and payment of debt issuance costs of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net borrowings under our revolving credit facility of $80.0 million, partially offset by dividends paid of $11.2 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for both of the years ended December 31, 2021 and 2020, and $0.1 million for 2019. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $290.5 million and $336.1 million, respectively, at December 31, 2021 and 2020. Our cash balances totaled $9.9 million and $14.8 million, respectively, at December 31, 2021 and 2020. Included in working capital are receivables due from PREPA totaling $337.8 million and $301.2 million and corresponding liabilities of $42.3 million and $33.5 million at December 31, 2021 and 2020, respectively.

Our Revolving Credit Facility

     On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At December 31, 2021, we had outstanding borrowings under our revolving credit facility of $83.4 million and $16.5 million of available borrowing capacity, after giving effect to $9.0 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity during the limited waiver period as discussed below. As a result of the lack of payment from PREPA, we projected that we would likely breach the leverage ratio covenant contained in our revolving credit facility for the fiscal quarter ended on September 30, 2021. On November 3, 2021, we entered into a third amendment to the revolving credit facility (the “Third Amendment”) to, among other things, (i) suspend the leverage ratio and fixed charges coverage ratio covenants for the quarters ending September 30, 2021 and December 31, 2021, (ii) permanently reduce the maximum revolving advance amount from $130 million to $120 million, (iii) add a minimum adjusted EBITDA financial covenant of $6.0 million for the quarter ending December 31, 2021, (iv) set the applicable margin on all loans at 3.50% during the limited covenant waiver period, (v) add a requirement to maintain revolver availability of not less than $10.0 million at all times during the limited covenant waiver period, (vi) permanently reduce the maximum revolving advance amount in an amount equal to fifty percent (50%) of any mandatory prepayments made with non-recurring proceeds that are received during the limited covenant waiver period, and (vii) eliminate the declaration of unrestricted subsidiaries during the limited covenant waiver period. The limited covenant waiver period commenced on the effective date of the Third Amendment and was scheduled to end on the earlier to occur of (i) May 15, 2022, (ii) our reporting compliance with both the leverage ratio and the fixed charge coverage ratio covenants for either its fiscal quarter ending September 30, 2021 or December 31, 2021, and (iii) the occurrence of any event of default after the effective date of the Third Amendment. Under the Third Amendment, we also agreed to engage an advisor during the limited covenant waiver period to advise us and our subsidiaries with regard to, among other things, efforts to achieve certain operational efficiencies, improvement in results of operations, and general business strategy, and provide assistance to us and our subsidiaries in the preparation of the supplemental reporting and information required by the Third Amendment. As of December 31, 2021, we were in compliance with the covenants under our revolving credit facility, as amended and waived by the Third Amendment.

On February 28, 2022, we entered into a fourth amendment to the revolving credit facility (the “Fourth Amendment”) to, among other things, (i) amend our financial covenants as outlined below, (ii) provide for a conditional increase of the applicable interest margin, (iii) permit certain sale-leaseback transactions, (iv) provide for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables, and (v) classifies the payments pursuant to our settlement agreement with MasTec Renewables Puerto Rico, LLC as restricted payments and requires $20.0 million of availability both before and after making such payments.

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;
•the fixed charge coverage ratio was reduced to 0.85 to 1.0 for the six months ended June 30, 2022 and increases to 1.1 to 1.0 for the periods thereafter;
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on the accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through the earlier of (i) March 31, 2022 or (ii) the date on which proceeds of permitted sale-leaseback transactions are received, after which the minimum excess availability covenant will increase to $10.0 million.

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in our revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period under the Third Amendment. For additional information regarding our revolving credit facility, see Note 10. Debt to our consolidated financial statements included elsewhere in this report.

Sale-Leaseback Transactions

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

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation’s assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. As of December 31, 2021, we did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On March 2, 2022, Bank7 granted us a waiver of this event of default.

Capital Requirements and Sources of Liquidity

As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations, litigation settlement obligations and other known contingencies. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA). As of December 31, 2021, PREPA owed Cobra approximately $337.8 million for services performed, including $110.8 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

During 2021, our capital expenditures totaled $5.8 million and included $0.6 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews, $4.3 million in our well completion segment primarily related to upgrades to our pressure pumping fleet and water transfer equipment, $0.5 million in our natural sand proppant services segment for various maintenance equipment and $0.4 million for our other businesses primarily related to equipment additions for our equipment rental business.

    During 2022, we currently estimate that our aggregate capital expenditures will be $6 million, depending upon industry conditions and our financial results. These capital expenditures include $2.5 million in our infrastructure segment for assets for additional equipment, $3.0 million in our well completion segment for conversion of a portion of our fleet to include DGB capabilities and maintenance to our existing pressure pumping fleet and $0.5 million for our other divisions, primarily for additional equipment for our rental business.

Also, as noted above in this report, in response to market conditions we have (i) temporarily shut down certain of our oilfield service offerings, including coil tubing, pressure control, flowback, crude oil hauling, cementing, acidizing and land drilling services, (ii) idled certain facilities, including our sand processing plant in Pierce County, Wisconsin and (iii) reduced our workforce across all of our operations. We continue to monitor market conditions to determine if and when we will recommence these services and operations and increase our workforce. Any such recommencement and expansion will further increase our liquidity requirements in advance of revenue generation.

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2022 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under our revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirement, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Revolving credit facility(a)	$83,370	$—	$83,370	$—	$—
Interest and commitment fees on revolving credit facility(b)	6,671	3,712	2,959	—	—
Aviation note(c)	3,569	1,620	1,949	—	—
Legal settlement obligation(d)	20,274	20,274	—	—	—
Sale-leaseback arrangement(e)	10,565	4,382	6,183	—	—
Operating lease obligations(f)	12,532	6,220	5,241	663	408
Financing lease obligations(g)	6,549	2,004	3,226	1,319	—
Equipment financing obligations(h)	490	482	8	—	—
Purchase commitments (i)	521	395	126	—	—
Capital purchase commitments (j)	915	915	—	—	—
	$145,456	$40,004	$103,062	$1,982	$408

a.Excludes interest payments.
b.Assumption of revolving credit facility balance outstanding as of December 31, 2021 of $83.4 million using the weighted average interest rate as of December 31, 2021 of 4.17%
c.Assumption of an interest rate of 5%.
d.Obligation under a legal settlement, including accrued interest. See Note 19 to our consolidated financial statements.
e.Obligations under a sale-leaseback arrangement for a portion of our infrastructure segment assets.
f.Operating lease obligations primarily relate to rail cars, real estate and other equipment.
g.Financing lease obligations primarily relate to equipment for our infrastructure segment.
h.Equipment financing obligations primarily relate to vehicles and other equipment for our well completion segment.
i.Purchase commitments are comprised primarily of software subscriptions.
j.Obligations arising from capital improvements and equipment purchases.

Critical Accounting Estimates
The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective, or complex judgments and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:
–allowance for doubtful accounts;
–valuations of long-lived assets, including goodwill and intangible assets; and
–litigation and contingencies.
We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.

Allowance for Doubtful Accounts
We regularly review receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. This process involves judgment and estimation. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.
As of December 31, 2021 and 2020, our allowance for doubtful accounts totaled $18.1 million and $30.1 million, respectively, which is primarily comprised of accounts receivable from Gulfport. During 2021, we wrote-off accounts receivable totaling $83.0 million, substantially all of which related to Gulfport. See Notes 2, 3 and 19 to the consolidated financial statement for further information related to Gulfport.
Our accounts receivable balance included $337.8 million and $301.2 million related to PREPA as of December 31, 2021 and 2020, respectively, which includes interest charged on delinquent balances. PREPA has not made any payments to us on their outstanding receivable since 2019. PREPA is currently subject to bankruptcy proceedings and, as a result, their ability to meet their obligations is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA will release a report in the near future relating to the first contract. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. On August 10, 2021, after hearing oral argument at the August 4, 2021 omnibus hearing, the Court issued an order denying Cobra’s April 2021 motion to lift the stay and directing Cobra and PREPA to file a status report on January 22, 2022. On January 26, 2022, the Court issued an order directing the parties to file a further status report by July 25, 2022.

We continuously review the facts and circumstances related to this receivable to determine if an allowance is needed. We believe all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations and that PREPA engaged in a reasonable procurement process. As noted above, in May 2021 FEMA raised two contract compliance issues and concluded that $47 million in costs were not eligible under the contract. PREPA, however, has filed an appeal of the entire $47 million, which is currently pending. We believe these receivables are collectible and for the reasons previously described as well as other factors, no allowance was deemed necessary at December 31, 2021 or 2020. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collectible.

See Note 2 to our consolidated financial statements for additional detail regarding our allowance for doubtful accounts.

Valuation of Long-Lived Assets

Long-lived assets on our balance sheet include property, plant and equipment, goodwill and intangible assets. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

During the years ended December 31, 2021 and 2020, and 2019, we recorded goodwill impairment charges of $0.9 million, $55.0 million and $33.7 million, respectively. See Note 6 to our consolidated financial statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including significant assumptions used and other details.

Other Long-Lived Assets. Impairment of other long-lived assets, including property, plant and equipment and intangible assets is evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with the assets. If such evaluations indicate that the future undiscounted cash flow from the assets is not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

During the years ended December 31, 2021 and 2020, and 2019, we recorded impairment charges of other long-lived assets totaling $1.2 million, $12.9 million and $7.4 million, respectively. See Note 6 to our consolidated financial statements for additional details.

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

Litigation and Contingencies

As discussed in Note 19 of our consolidated financial statements, we are involved in various litigation matters arising in the ordinary course of business. Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. For matters in which a liability is probable and reasonably estimable, we accrue an estimate for the resolution of the matter. For matters in which a liability is not probable and reasonably estimable, we do not accrue any amounts. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.

New Accounting Pronouncements
    Accounting Pronouncements Recently Adopted
    In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. We adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 14. Leases to our consolidated financial statements included elsewhere in this annual report for the impact the adoption of this standard had on our financial statements.
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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. Despite the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic related restrictions, the availability of vaccines and treatments and rising energy use and commodity prices, the U.S. production outlook remains cautious and we continue to expect the challenging market for oilfield services for the foreseeable future, which has had, and is likely to continue to have, an adverse effect on both pricing and utilization for our oilfield services and our financial condition and results of operations.

The levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries have been and continue to be volatile. We are unable to predict the ultimate impact the ongoing COVID-19 pandemic, the volatility in commodity prices, the challenging market for oilfield services and any adverse changes in macroeconomic conditions would have on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $9.9 million at December 31, 2021. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, which indicated plans for multiple interest rate increases in 2022, and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At December 31, 2021, we had outstanding borrowings under our revolving credit facility of $83.4 million with a weighted average interest rate of 4.17%. A 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.8 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2021, we had $1.5 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of December 31, 2021. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the ongoing COVID-19 pandemic, the volatility in commodity prices, the reduced demand for oilfield services and challenging macroeconomic conditions.

Specifically, we had receivables due from PREPA totaling $337.8 million as of December 31, 2021. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our consolidated financial statements contained elsewhere in this annual report for additional information.

Seasonality

    We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide well completion and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. For the years ended December 31, 2021, 2020 and 2019, we generated approximately 48%, 35% and 17%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2021, 2020 or 2019. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2021, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2021.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2021, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 4, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 4, 2022

Item 9B. Other Information

    On February 28, 2022, we and certain of our direct and indirect subsidiaries, as borrowers, entered into the Fourth Amendment to our amended and restated revolving credit facility, as amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. The Fourth Amendment to our revolving credit facility, among other things, (i) amended our financial covenants as outlined below, (ii) provided for a conditional increase of the applicable interest margin, (iii) permitted certain sale-leaseback transactions, (iv) provided for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables, and (v) classified the payments pursuant to our settlement agreement with MasTec Renewables Puerto Rico, LLC as restricted payments and requires $20.0 million of availability both before and after making such payments.

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;
•the fixed charge coverage ratio was reduced to 0.85 to 1.0 for the six months ended June 30, 2022 and increases to 1.1 to 1.0 for the periods thereafter;
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest the accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through the earlier of (i) March 31, 2022 or (ii) the date on which proceeds of permitted sale-leaseback transactions are received, after which the minimum excess availability covenant will increase to $10.0 million.

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in our revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period contemplated under the third amendment to our revolving credit facility.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2021.

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

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2021.

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

10.3
Form of Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on September 23, 2016).

10.4
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on September 23, 2016).

10.5†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on October 3, 2016).

10.6
Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on October 19, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 14, 2017).

10.7
Amendment No. 1 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on November 1, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 14, 2017).

10.8
Amendment No. 2 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, dated as of December 8, 2017, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on January 31, 2018).

10.9
Amendment No. 3 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, dated December 21, 2017, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on January 31, 2018).

10.10
Amendment No. 4 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, dated as of January 28, 2018, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on January 31, 2018).

10.11
Master Subcontract Agreement, dated as of November 2, 2017, by and among Cobra Acquisitions LLC and T&E Flow Services LLC (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on February 28, 2018).

10.12
Equipment Lease Agreement, dated as of August 1, 2017, by and among Bison Drilling and Field Services LLC and Predator Drilling LLC (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on February 28, 2018).

10.13
Equipment Lease Agreement, dated as of August 15, 2017, by and among Bison Drilling and Field Services LLC and Predator Drilling LLC (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on February 28, 2018).

10.14
Amendment No. 5 to Emergency Master Service Agreement for PREPA's Electrical Grid Repairs-Hurricane Maria, dated as of February 27, 2018, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on February 28, 2018).

10.15
Master Service Contract for PREPA's Electrical Grid Repairs Hurricane Maria, executed on May 26, 2018, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on May 31, 2018).

10.16
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

10.17
First Amendment to Amended and Restated Revolving Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 12, 2019).

10.18
Aviation Support Services Agreement, dated December 28, 2018, by and between Brim Equipment Leasing, Inc. and Cobra Aviation Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.19
General Sales Agency Agreement, dated December 21, 2018, by and between Cobra Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.20
Aircraft Lease and Management Agreement (N745BW), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.21
Aircraft Lease and Management Agreement (N745MB), dated December 21, 2018 by and between Cobra Aviation Services LLC and Brim Equipment Leasing, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 3, 2019).

10.22
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 26, 2020 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 2, 2020).

10.23
N745BW Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation Services LLC and Cobra Acquisitions LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.24
N745MB Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.25
N810LA Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.26
N902TX Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.27
N904AF Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.28
Third Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2021, by and among the Company, certain of its subsidiaries, PNC Bank, National Association, as a lender and administrative agent for the lender, and other lenders party thereto.

10.29*
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2022, by and among the Company, certain of its subsidiaries, PNC Bank, National Association, as a lender and administrative agent for the lender, and other lenders party thereto.

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

95.1*	Mine Safety Disclosure Exhibit.
96.1*	Technical Report Summary for Piranha and Taylor Mines prepared by John T. Boyd Company.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith, not filed.
+	Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	March 4, 2022	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arty Straehla	Chief Executive Officer (principal executive officer) and Director	March 4, 2022
Arty Straehla

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	March 4, 2022
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	March 4, 2022
Arthur Amron

/s/ James D. Palm	Director	March 4, 2022
James D. Palm

/s/ Paul Jacobi	Director	March 4, 2022
Paul Jacobi

/s/ Arthur Smith	Director	March 4, 2022
Arthur Smith

/s/ Corey Booker	Director	March 4, 2022
Corey Booker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2022 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Collectability of receivable balances from the Puerto Rico Electric Power Authority
As described further in Notes 2 and 19 to the consolidated financial statements, Cobra Acquisitions LLC (“Cobra”) and the Puerto Rico Electric Power Authority (“PREPA”) entered into an emergency master services agreement in October 2017 and a second master service contract in May 2018 for repairs to PREPA’s electrical grid due to damage caused by Hurricane Maria in 2017 (collectively, the “PREPA Contracts”). As of December 31, 2021, the consolidated financial statements include accounts receivable from PREPA for approximately $227.0 million for services performed as well as receivables of approximately $110.8 million of interest charges on delinquent balances in accordance with the terms of the PREPA Contracts (collectively, “PREPA receivable”). PREPA is subject to bankruptcy proceedings that are currently pending in the U.S. District Court for the District of Puerto Rico. Furthermore, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged three individuals, including the former president of Cobra, with conspiracy, wire fraud, false statements and disaster fraud. The indictment is focused on the interactions between a former U.S. Department of Homeland Security - Federal Emergency Management Agency (“FEMA”) official and the former president of Cobra. The Company is cooperating with the U.S. Securities and Exchange Commission and the U.S. Department of Justice in the criminal matter and neither the Company nor any of its subsidiaries were charged in the indictment. However, adverse developments in the ongoing criminal investigation and/or related litigation may affect PREPA’s willingness or intent to remit payment to Cobra. We identified the collectability of the receivable balances associated with the PREPA Contracts as a critical audit matter.
The principal consideration for our determination that the collectability of the receivable balances from PREPA is a critical audit matter is the high degree of estimation uncertainty resulting from significant management judgment. Given that PREPA is subject to bankruptcy proceedings and as a result, its ability to meet its remaining obligations under the PREPA Contracts is largely dependent upon funding from FEMA or other sources, and given the related litigation described in Notes 2 and 19, management’s qualitative evaluation of the collectability of the PREPA receivable and the determination of PREPA’s ability and intent to remit payment required a high degree of auditor judgment and an increased extent of effort to assess the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the collectability of the receivable balances from PREPA included the following, among others.
•We obtained an understanding and evaluated the design and operating effectiveness of management’s controls over the collectability of the receivable balances from PREPA.
•We evaluated the qualitative assessment performed by management by performing the following:
◦We inquired of management and both internal and external legal counsel to confirm our understanding of the facts and circumstances related to collectability of the PREPA receivable and status of the related litigation.
◦We corroborated the facts and circumstances by obtaining and reviewing the relevant legal documents and correspondence with PREPA officials and others involved in the oversight of PREPA.
◦We evaluated responses to inquiry letters sent to internal and external legal counsel and obtained written representations from management related to the collectability of the PREPA receivable and related litigation.
◦Through such procedures, we assessed the reasonableness of management’s conclusions that PREPA has the intent and ability to pay the receivable and whether a loss was probable or reasonably possible.
•We assessed the sufficiency of management’s disclosures related to the PREPA receivable and related litigation.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Oklahoma City, Oklahoma
March 4, 2022

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2021	2020
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$9,899	$14,822
Short-term investment	1,762	1,750
Accounts receivable, net	407,550	393,112
Receivables from related parties, net	88	28,461
Inventories	8,366	12,020
Prepaid expenses	12,381	13,825
Other current assets	737	758
Total current assets	440,783	464,748

Property, plant and equipment, net	176,586	251,262
Sand reserves	64,641	65,876
Operating lease right-of-use assets	12,168	20,179
Intangible assets, net	2,561	4,774
Goodwill	11,717	12,608
Deferred income tax asset	8,094	—
Other non-current assets	4,342	5,115
Total assets	$720,892	$824,562

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$37,560	$40,319
Accrued expenses and other current liabilities	62,516	44,408
Current operating lease liability	5,942	8,618
Current portion of long-term debt	1,468	1,165
Income taxes payable	42,748	34,088
Total current liabilities	150,234	128,598

Long-term debt, net of current portion	85,240	81,338
Deferred income tax liabilities	865	24,741
Long-term operating lease liability	5,918	11,377
Asset retirement obligations	3,720	4,746
Other long-term liabilities	11,693	10,435
Total liabilities	257,670	261,235

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 46,684,065 and 45,769,283 issued and outstanding at December 31, 2021 and 2020	467	458
Additional paid in capital	538,221	537,039
Retained earnings (deficit)	(72,535)	28,895
Accumulated other comprehensive loss	(2,931)	(3,065)
Total equity	463,222	563,327
Total liabilities and equity	$720,892	$824,562

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020	2019
REVENUE	(in thousands, except per share amounts)
Services revenue	$182,236	$234,081	$452,594
Services revenue - related parties	15,782	43,091	102,624
Product revenue	28,799	28,404	42,105
Product revenue - related parties	2,145	7,500	27,689
Total revenue	228,962	313,076	625,012

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $69,401, $85,481 and $102,901, respectively, for 2021, 2020 and 2019)	170,275	205,657	451,206
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2021, 2020 and 2019)	531	418	4,770
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $8,993, $9,758 and $14,039, respectively, for 2021, 2020 and 2019)	27,520	25,946	87,812
Selling, general and administrative (Note 12)	77,861	66,427	49,705
Selling, general and administrative - related parties (Note 12)	385	758	1,847
Depreciation, depletion, amortization and accretion	78,475	95,317	117,033
Impairment of goodwill	891	54,973	33,664
Impairment of other long-lived assets	1,212	12,897	7,358
Total cost and expenses	357,150	462,393	753,395
Operating loss	(128,188)	(149,317)	(128,383)

OTHER INCOME (EXPENSE)
Interest expense, net	(6,406)	(5,397)	(4,958)
Other, net	10,816	33,048	42,216
Other, net - related parties	(515)	1,890	—
Total other income	3,895	29,541	37,258
Loss before income taxes	(124,293)	(119,776)	(91,125)
Benefit for income taxes	(22,863)	(12,169)	(12,081)
Net loss	$(101,430)	$(107,607)	$(79,044)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($36), ($54) and ($203), respectively, for 2021, 2020 and 2019	134	241	775
Comprehensive loss	$(101,296)	$(107,366)	$(78,269)

Net loss per share (basic) (Note 15)	$(2.18)	$(2.36)	$(1.76)
Net loss per share (diluted) (Note 15)	$(2.18)	$(2.36)	$(1.76)
Weighted average number of shares outstanding (Note 15)	46,428	45,644	45,011
Weighted average number of shares outstanding, including dilutive effect (Note 15)	46,428	45,644	45,011

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings (Deficit)	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2019	44,877	$449	$226,765	$530,919	$(4,081)	$754,052
Stock based compensation	232	2	—	4,175	—	4,177
Net loss	—	—	(79,044)	—	—	(79,044)
Cash dividends declared ($0.25 per share)	—	—	(11,219)	—	—	(11,219)
Other comprehensive income	—	—	—	—	775	775
Balance at December 31, 2019	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	660	7	—	1,945	—	1,952
Net loss	—	—	(107,607)	—	—	(107,607)
Other comprehensive income	—	—	—	—	241	241
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	915	9	—	1,182	—	1,191
Net loss	—	—	(101,430)	—	—	(101,430)
Other comprehensive income	—	—	—	—	134	134
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities	(in thousands)
Net loss	$(101,430)	$(107,607)	$(79,044)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock based compensation	1,191	1,952	4,177
Depreciation, depletion, amortization and accretion	78,475	95,317	117,033
Amortization of coil tubing strings	—	359	1,641
Amortization of debt origination costs	665	831	326
Bad debt expense (Note 2)	41,662	21,958	1,434
(Gain) loss on disposal of property and equipment	(5,435)	(1,379)	55
Impairment of goodwill	891	54,973	33,664
Impairment of other long-lived assets	1,212	12,897	7,358
Inventory obsolescence	—	—	1,349
Deferred income taxes	(32,005)	(12,186)	(42,639)
Other	280	(143)	(986)
Changes in assets and liabilities:
Accounts receivable, net	(55,898)	(32,621)	(27,006)
Receivables from related parties	28,373	(40,333)	3,641
Inventories	3,654	5,103	830
Prepaid expenses and other assets	1,444	1,996	(1,040)
Accounts payable	(2,982)	2,004	(25,812)
Accrued expenses and other liabilities	12,380	3,198	(18,800)
Income taxes payable	8,658	648	(71,499)
Net cash (used in) provided by operating activities	(18,865)	6,967	(95,318)

Cash flows from investing activities:
Purchases of property and equipment	(5,843)	(6,761)	(35,417)
Purchases of property and equipment from related parties	—	(76)	(344)
Contributions to equity investee	—	(490)	(680)
Proceeds from disposal of property and equipment	11,350	6,782	3,217
Purchase of short-term investment	—	(1,750)	—
Net cash provided by (used in) investing activities	5,507	(2,295)	(33,224)

Cash flows from financing activities:
Borrowings on long-term debt	73,100	35,351	156,000
Repayments of long-term debt	(68,911)	(32,800)	(76,000)
Proceeds from sale-leaseback transaction	9,473	5,000	—
Payments on sale-leaseback transaction	(2,951)	(268)	—
Dividends paid	—	—	(11,219)
Principal payments on financing leases and equipment financing notes	(2,283)	(1,966)	(2,079)
Debt issuance costs	—	(1,051)	—
Net cash provided by financing activities	8,428	4,266	66,702
Effect of foreign exchange rate on cash	7	12	87
Net (decrease) increase in cash and cash equivalents	(4,923)	8,950	(61,753)
Cash and cash equivalents at beginning of period	14,822	5,872	67,625
Cash and cash equivalents at end of period	$9,899	$14,822	$5,872

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$4,827	$4,729	$4,741
Cash paid (recovered) for income taxes	$829	$(617)	$110,848
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,535	$1,312	$2,303
Right-of-use assets obtained for financing lease liabilities	$1,750	$2,431	$3,721

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

Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.’s infrastructure division provides engineering, design, construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant and drilling services. Additionally, the Company provides aviation services, equipment rentals, crude oil hauling, remote accommodation services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

The following companies (“Operating Entities”) are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 15, 2010; Bison Trucking LLC (“Bison Trucking”), formed August 9, 2013; Anaconda Rentals LLC, formerly known as White Wing Tubular Services LLC, formed July 29, 2014; Barracuda Logistics LLC (“Barracuda”), formed October 24, 2014; Mr. Inspections LLC (“MRI”), formed January 25, 2015; Panther Drilling Systems LLC (“Panther”), formed December 11, 2012; Redback Energy Services, LLC (“Redback Energy”), formed October 6, 2011; Redback Coil Tubing, LLC (“Coil Tubing”), formed May 15, 2012; Redback Pump Down Services LLC (“Pump Down”), formed January 16, 2015; Muskie Proppant LLC (“Muskie”), formed September 14, 2011; Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), acquired November 24, 2014; Silverback Energy LLC (“Silverback”), formerly known as Stingray Logistics LLC, acquired November 24, 2014; Great White Sand Tiger Lodging Ltd. (“Sand Tiger”), formed October 1, 2007; WTL Oil LLC (“WTL”), formerly known as Silverback Energy Services LLC, formed June 8, 2016; Mammoth Equipment Leasing LLC, formed November 14, 2016; Cobra Acquisitions LLC (“Cobra”), formed January 9, 2017; Lion Power Services LLC (“Lion Power”), formerly known as Cobra Energy LLC, formed January 25, 2017; Mako Acquisitions LLC (“Mako”), formed March 28, 2017; Piranha Proppant LLC (“Piranha”), formed March 28, 2017; Higher Power Electrical LLC (“Higher Power”), acquired April 21, 2017; Stingray Energy Services LLC (“SR Energy”), acquired June 5, 2017; Stingray Cementing LLC (“Cementing”), acquired June 5, 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 5, 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 5, 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 5, 2017; South River Road, LLC (“South River”), acquired June 5, 2017; 5 Star Electric, LLC (“5 Star”), acquired July 1, 2017; Tiger Shark Logistics LLC (“Tiger Shark”), formed October 20, 2017; Cobra Aviation Services LLC (“Cobra Aviation”), formed January 2, 2018; Bison Sand Logistics LLC (“Bison Sand”), formed January 8, 2018; Dire Wolf Energy Services LLC (“Dire Wolf”), formed January 8, 2018; Black Mamba Energy LLC (“Black Mamba”), formed March 28, 2018; Stingray Cementing and Acidizing LLC (“Stingray Cementing and Acidizing”), formerly known as RTS Energy Services LLC (“RTS”), acquired June 15, 2018; Aquahawk Energy LLC (“Aquahawk”), formed June 28, 2018; Ivory Freight Solutions LLC (“Ivory Freight”), formed July 26, 2018; Python Equipment LLC (“Python”), formed December 5, 2018; IFX Transport LLC (“IFX”), formed December 5, 2018; Air Rescue Systems LLC (“ARS”), acquired December 21, 2018; Leopard Aviation LLC (“Leopard”), formed April 29, 2019; Predator Aviation LLC (“Predator Aviation”), formed April 19, 2019; Anaconda Manufacturing LLC (“Anaconda”), formed July 31, 2019; Aquawolf LLC (“Aquawolf”), formed September 25, 2019; and Falcon Fiber Solutions LLC (“Falcon”), formed March 3, 2021.

Operations

The Company’s infrastructure services include engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company’s well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company’s natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company’s drilling services provide drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other services, including aviation, equipment rentals, remote accommodations and equipment manufacturing.

Substantially all of the Company’s operations are in North America. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States and in Puerto Rico. The Company’s infrastructure business depends on infrastructure

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company’s oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or further decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

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

Variable Interest Entities
The Company consolidates a VIE when it is determined to be the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 11 for more information on the Company’s VIEs.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the Company's sand reserves and their impact on calculating depletion expense, allowance for doubtful accounts, asset retirement obligations, reserves for self-insurance, depreciation and amortization of property and equipment, amortization of intangible assets and future cash flows, fair values used to assess recoverability and impairment of long-lived assets, including goodwill, estimates of income taxes and the estimated effects of litigation and other contingencies.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company adopted a new accounting policy related to the classification of certain legal expenses. For matters related to ongoing operations, the Company continues to present legal expense as selling, general and administrative. For matters determined to be unrelated to ongoing operations, the Company classifies the legal expenses according to the nature of the underlying matter. The Company believes that this new accounting policy will more accurately present legal expenses on its consolidated statement of comprehensive loss. The adoption of this policy resulted in the recognition of approximately $5.4 million of legal expenses related to a certain legal settlement, which is included in Other, net on the consolidated statement of comprehensive loss for the year ended December 31, 2021. See Note 19 for additional information.

Cash and Cash Equivalents and Short-Term Investment
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2021, we had $1.5 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts. The Company’s short-term investment consists of a certificate of deposit with a maturity over 90 days.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in other, net on the consolidated statement of comprehensive loss when chargeable and collectability is reasonably assured.

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the years ended December 31, 2021, 2020 and 2019, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $36.6 million, $32.2 million and $42.0 million, respectively. These amounts are included in other, net on the consolidated statement of comprehensive loss. Included in “accounts receivable, net” on the condensed consolidated balance sheets as of December 31, 2021 and 2020 were interest charges of $110.8 million and $74.3 million, respectively.

Allowance for Doubtful Accounts

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Balance, January 1, 2019	$5,198
Additions charged to bad debt expense	1,771
Recoveries of receivables previously charged to bad debt expense	(337)
Deductions for uncollectible receivables written off	(1,478)
Balance, December 31, 2019	5,154
Additions charged to bad debt expense	22,705
Additions charged to other selling, general and administrative expense	3,950
Additions charged to other, net - related parties	1,427
Recoveries of receivables previously charged to bad debt expense	(747)
Deductions for uncollectible receivables written off	(2,350)
Balance, December 31, 2020	30,139
Additions charged to bad debt expense	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	273
Additions charged to other income (expense), net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to bad debt expense	(211)
Deductions for uncollectible receivables written off	(83,049)
Balance, December 31, 2021	$18,085

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $0.7 million, $3.3 million and $1.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019. These additions were charged to bad debt expense based on the factors described above. Additionally, during the year ended December 31, 2021, the Company recorded additions to allowance for doubtful accounts of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Gulfport

The Company’s subsidiaries Stingray Pressure Pumping and Muskie were party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport Energy Corporation (“Gulfport”). On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Following is a roll forward of the allowance for doubtful accounts specifically related to Gulfport (in thousands):

Balance, January 1, 2020	—
Additions charged to bad debt expense	19,395
Additions charged to other selling, general and administrative expense	1,759
Additions charged to other, net - related parties	1,427
Balance, December 31, 2020	22,581
Additions charged to bad debt expense	41,196
Additions charged to revenue	27,070
Additions charged to other income (expense), net - related parties	1,842
Deductions for uncollectible receivables written off	(80,975)
Balance, December 31, 2021	$11,714

The Company had net accounts receivable due from Gulfport totaling $0.1 million as of December 31, 2021, which is included in “accounts receivable, net” on the consolidated balance sheets. See Notes 3 and 19 for additional information.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREPA

As of December 31, 2021 and 2020, PREPA owed the Company $337.8 million and $301.2 million, respectively, which includes interest charged on delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. The appeal is currently pending. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. As noted above, in May 2021 FEMA raised two contract compliance issues and concluded that $47 million in costs were not eligible under the contract. PREPA, however, has filed an appeal of the entire $47 million, which is currently pending. The Company believes these receivables are collectible and for the reasons previously described as well as other factors, no allowance was deemed necessary at December 31, 2021 or 2020. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

Coil tubing strings of various widths, diameters and lengths are included in inventory. The strings are used in providing specialized services to customers who are primarily operators of oil or gas wells and are used at various rates based on factors such as well conditions (i.e. pressure and friction), vertical and horizontal length of the well, running speed of the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
string in the well and total running feet accumulated to the string. The Company obtains usage information from data acquisition software and other established assessment methods and attempts to amortize the strings over their estimated useful life. In no event will a string be amortized over a period longer than 12 months. Amortization of coil strings is included in services cost of revenue in the consolidated statements of comprehensive loss and totaled $0.4 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. We did not recognize any amortization of coil strings for the year ended December 31, 2021.

See Note 4 for additional disclosure related to inventory.

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

Long-Lived Assets
The Company reviews long-lived assets for recoverability in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. See Note 6 for additional disclosure related to impairment of long-lived assets.

Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If it is determined that an impairment exists, an impairment charge is recognized for the excess of carrying value over implied fair value. The fair value is determined using a combination of the income and market approaches. See Notes 6 and 7 for additional disclosures related to goodwill.

Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on our credit facility (see Note 10), sales tax receivables and our equity method investment (see Note 8). Investments are accounted for under the equity method in circumstances where the Company has the ability to exercise significant influence over the operating and investing policies of the investee, but does not have control. Under the equity method, the Company recognizes its share of the investee’s earnings in its consolidated statements of comprehensive loss. Investments are evaluated for impairment and a charge to earnings is recognized when any identified impairment is determined to be other than temporary.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Following is a roll forward of the Company’s asset retirement obligations for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance as of beginning of period	$4,746	$4,241
Additions and revisions of prior estimates	(385)	372
Accretion expense	146	115
Liabilities settled	(782)	—
Foreign currency translation adjustment	(5)	18
Asset retirement obligation as of end of period	$3,720	$4,746

Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. See Notes 6 and 7 for additional disclosures related to intangible assets.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, trade payables, amounts receivable or payable to related parties and long-term debt. The carrying amount of cash and cash equivalents, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of long-term debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $22.0 million and $32.3 million, respectively, of unbilled revenue included in accounts receivable, net in the consolidated balance sheets at December 31, 2021 and 2020. The Company had a nominal amount and $1.5 million, respectively, of unbilled revenue included in receivables from related parties, net in the consolidated balance sheets at December 31, 2021 and 2020. The Company had $3.2 million and $8.3 million, respectively, of deferred revenue included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2021 and 2020.

Loss per Share
Loss per share is computed by dividing net loss by the weighted average number of outstanding shares. See Note 15.

Equity-based Compensation
The Company measures equity-based payments at fair value on the date of grant and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 16.

Stock-based Compensation
The Company’s stock-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Incentive Plan (the “2016 Plan”). The Company recognizes in its financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenue and selling, general and administrative expenses. See Note 17.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company’s operations are included in a consolidated federal income tax return and other state returns. Accordingly, the Company has recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for all our subsidiaries as if each entity were a corporation, regardless of its actual characterization for U.S. federal income tax purposes.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. The Company recorded an unrecognized tax benefit of $1.0 million during the year ended December 31, 2021 related to the 2020 tax year returns in Puerto Rico. No uncertain tax positions existed at December 31, 2020. It is the Company’s policy to recognize interest and applicable penalties related to uncertain tax positions in income tax expense.

Litigation and Contingencies
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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2021 and 2020, there were no probable environmental matters.

Other Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2021 and 2020 and revenues derived for the years ended December 31, 2021, 2020 and 2019:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2021	2020	2019	2021	2020
Customer A(a)	—%	—%	15%	83%	71%
Customer B(b)	7%	16%	20%	—%	7%
Customer C(c)	3%	15%	—%	—%	6%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the consolidated statements of comprehensive loss. The related accounts receivable are included in accounts receivable, net on the consolidated balance sheet at December 31, 2021 and receivables due from related parties, net at December 31, 2020. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company’s well completion services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer B also included receivables due for interest charged on delinquent accounts receivable.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s infrastructure services segment.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” amending the current accounting for leases. Under the new provisions, all lessees will report a right of use asset and lease liability on the balance sheet for all leases with a term longer than one year, while maintaining substantially similar classifications for financing and operating leases. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019 utilizing the transition method permitted by ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, issued in August 2018, which permits an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment made to the comparative periods presented in the consolidated financial statements. See Note 14 for the impact the adoption of this standard had on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends current guidance on reporting credit losses on financial instruments. This ASU requires entities to reflect its current estimate of all expected credit losses. The guidance affects most financial assets, including trade accounts receivable. This ASU is effective for fiscal years beginning after December 31, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020. It did not have a material impact on the Company’s consolidated financial statements.

3.     Revenues
The Company’s primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, full service transportation, crude oil hauling, remote accommodations and equipment manufacturing. See Note 20 for the Company’s revenue disaggregated by type.

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. On December 28, 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract will be terminated. Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 19. As a result of this settlement agreement, during the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company’s shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport’s creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying consolidated statement of comprehensive loss and the related accounts receivable is included in “receivables due from related parties” as of December 31, 2020. See Notes 12 and 19 below.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of December 31, 2021 and 2020, the Company had deferred revenue totaling $3.0 million and $7.9 million, respectively, related to shortfall payments. These amounts are included in accrued expenses and other current liabilities on the consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue totaling $12.0 million, $24.8 million and $2.8 million, respectively, related to shortfall payments.

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

Pursuant to its contract with Gulfport, Muskie has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated, each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 19 and Muskie’s contract claim against Gulfport was allowed under Gulfport’s plan of reorganization in the amount of $3.1 million. As a result of this settlement agreement, Muskie recognized bad debt expense of $0.2 million during the third quarter of 2021. As of December 31, 2021, Muskie had net accounts receivable due from Gulfport totaling $0.1 million, which includes a nominal amount of interest on delinquent accounts receivable. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying consolidated statement of comprehensive loss and the related accounts receivable is included in “accounts receivable, net” in the consolidated balance sheets as of December 31, 2021 and “receivables due from related parties” as of December 31, 2020. See Notes 12 and 19 below.

Drilling Services
Contract drilling services were provided under daywork contracts. Directional drilling services, including motor rentals, are provided on a day rate or hourly basis, and revenue is recognized as work progresses. Performance obligations are satisfied over time as the work progresses based on the measure of output. Mobilization revenue and costs were

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized over the days of actual drilling. As a result of market conditions, the Company temporarily shut down its contract land drilling operations beginning in December 2019 and its rig moving operations beginning in April 2020.

Other Services
During the periods presented, the Company also provided aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rentals, crude oil hauling, full service transportation, remote accommodations and equipment manufacturing, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in July 2019, its coil tubing, pressure control and full service transportation operations beginning in July 2020 and its crude oil hauling operations beginning in July 2021. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, January 1, 2019	$4,304
Deduction for recognition of revenue	(4,827)
Increase for deferral of shortfall payments	8,442
Increase for deferral of customer prepayments	675
Deduction of shortfall payments due to contract renegotiations	(1,350)
Balance, December 31, 2019	7,244
Deduction for recognition of revenue	(25,047)
Increase for deferral of shortfall payments	25,436
Increase for deferral of customer prepayments	648
Balance, December 31, 2020	8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	$3,250

The Company did not have any contract assets as of December 31, 2021, December 31, 2020 or December 31, 2019.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company had unsatisfied performance obligations totaling $1.7 million, which will be recognized over the next 6 months.

4.    Inventories

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	December 31,
	2021	2020
Supplies	$4,557	$6,312
Raw materials	701	613
Work in process	2,435	3,478
Finished goods	673	1,617
Total inventory	$8,366	$12,020

5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2021	2020
Pressure pumping equipment	3-5 years	$220,414	$217,945
Drilling rigs and related equipment	3-15 years	111,478	113,146
Machinery and equipment	7-20 years	166,873	172,272
Buildings(a)	15-39 years	46,006	48,776
Vehicles, trucks and trailers	5-10 years	103,982	111,911
Coil tubing equipment	4-10 years	7,592	8,541
Land	N/A	13,417	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,235	18,640
		711,923	728,574
Deposits on equipment and equipment in process of assembly(c)		3,300	3,191
		715,223	731,765
Less: accumulated depreciation(d)		538,637	480,503
Total property, plant and equipment, net		$176,586	$251,262
a.Included in Buildings at each of December 31, 2021 and 2020 are costs of $7.6 million related to assets under operating leases.
b.Included in Other property and equipment at each of December 31, 2021 and 2020 are costs of $6.0 million related to assets under operating leases.
c.Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.Includes accumulated depreciation of $6.6 million and $5.0 million at December 31, 2021 and 2020, respectively, related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment, damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2021, 2020 and 2019, proceeds from the sale of equipment damaged or lost down-hole were $0.3 million, $0.7 million, and a nominal amount, respectively, and gain on sales of equipment damaged or lost down-hole were $0.3 million, $0.7 million, and a nominal amount, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in other, net on the consolidated statement of comprehensive loss. For the years ended December 31, 2021, 2020 and 2019, proceeds

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from the sale of equipment were $11.2 million, $6.1 million and $3.2 million, respectively, and gains (losses) from the sale or disposal of equipment were $5.1 million, $0.7 million and ($0.1) million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Depreciation expense	$76,093	$93,332	$112,435
Accretion and depletion expense	1,381	970	3,477
Amortization expense	1,001	1,015	1,121
Depreciation, depletion, amortization and accretion	$78,475	$95,317	$117,033

6.    Impairments

Impairment of Goodwill
Under GAAP, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

The Company performed the qualitative assessment described above during the fourth quarter of 2021. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the Stingray Pressure Pumping, Silverback and Aviation reporting units was greater than their carrying value. Accordingly, no further testing was required on these units. Additionally, the Company concluded that the carrying value for its infrastructure reporting unit was greater than its fair value. To determine fair value of the infrastructure reporting unit at December 31, 2021, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with 5 Star and Higher Power, resulting in a $0.9 million impairment charge for 2021.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Other Long-Lived Assets
A summary of impairment of other long-lived assets is as follows (in thousands):

	December 31,
	2021	2020	2019
Water transfer equipment	$—	$4,203	$—
Crude oil hauling equipment	—	3,275	—
Coil tubing equipment	—	2,160	—
Flowback equipment	—	1,514	—
Rental equipment	—	1,308	—
Drilling rigs and related equipment	—	—	2,955
Other property, plant and equipment	—	437	3,557
Intangible assets	1,212	—	846
	$1,212	$12,897	$7,358

Due to market conditions, the Company has temporarily shut down its crude oil hauling operations beginning in July 2021. As a result, the Company recognized impairment of trade names totaling $0.5 million, which is included in impairment of other long-lived assets on the consolidated statements of comprehensive loss. The Company performed a review of its intangible asset balances as of December 31, 2021 and determined the fair value of Higher Power’s trade names and customer relationships was less than their carrying value, resulting in an additional impairment expense of $0.7 million at year-end.

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

For the year ended December 31, 2019, the Company recognized impairments related to drilling rig assets and other property, plant and equipment of $3.0 million and $3.6 million, respectively. These assets were deemed impaired based on future expected cash flows of the equipment. The Company measured the fair value of its drilling rig assets at December 31, 2019 using direct and indirect observable inputs (Level 2) based on a market approach. The Company measured the fair values of its other property, plant and equipment at December 31, 2019 using direct and indirect observable inputs (Level 2) based on a market approach. The Company determined the fair value of WTL’s non-contractual customer relationships was less than their carrying value, resulting in impairment expense of $0.8 million during the year ended December 31, 2019. Additionally, during the third quarter of 2019, the Company temporarily shut down its flowback operations, resulting in impairment of non-contractual customer relationships of $0.1 million.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the years ended December 31, 2021 and 2020 are presented below (in thousands):

	Infrastructure	Well Completion	Sand	Other	Total
Balance as of January 1, 2020
Goodwill	$891	$86,043	$2,684	$14,830	$104,448
Accumulated impairment losses	—	(23,423)	(2,684)	(10,760)	(36,867)
	891	62,620	—	4,070	67,581
Acquisitions	—	—	—	—	—
Impairment losses(a)	—	(53,406)	—	(1,567)	(54,973)
Balance as of December 31, 2020
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	891	9,214	—	2,503	12,608
Acquisitions	—	—	—	—	—
Impairment losses(a)	(891)	—	—	—	(891)
Balance as of December 31, 2021
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	$—	$9,214	$—	$2,503	$11,717
a.See Note 6 for a description of impairment losses recognized.

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2021	2020
Customer relationships	$—	$1,050
Trade names	7,850	9,063
Less: accumulated amortization - customer relationships	—	(642)
Less: accumulated amortization - trade names	(5,289)	(4,697)
Intangible assets, net	$2,561	$4,774
Amortization expense for intangible assets was $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized impairment of intangible assets totaling $1.2 million and $0.8 million, respectively, for the years ended December 31, 2021 and 2019. See Note 6 for a description of these impairment losses.
The original lives of trade names range from 10 to 20 years and as of December 31, 2021 the remaining average useful life was 3.95 years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2022	$779
2023	779
2024	710
2025	91
2026	91
Thereafter	111
$2,561

8.    Equity Method Investment
On December 21, 2018, Cobra Aviation and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns four commercial helicopters and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.4 million and $3.7 million, respectively, at December 31, 2021 and 2020. The investment is included in other non-current assets on the consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions’ (loss) income of ($0.3) million, $0.6 million, and $1.0 million respectively, for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other, net on the consolidated statements of comprehensive loss. The Company made additional investments totaling $0.5 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively. No additional investments were made during the year ended December 31, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
Accrued expense and other current liabilities and Other long-term liabilities included the following (in thousands):

	December 31,
	2021	2020
Accrued Expenses and Other Current Liabilities
Accrued legal settlement(a)	$18,966	$—
State and local taxes payable	13,772	13,838
Financed insurance premiums(b)	9,852	10,394
Deferred revenue	3,250	8,281
Accrued compensation and benefits	5,133	3,710
Insurance reserves	1,413	1,941
Payroll tax liability	2,810	1,816
Financing leases	1,834	1,499
Sale-leaseback liability(c)	3,340	1,290
Other	2,146	1,639
Total accrued expenses and other current liabilities	$62,516	$44,408

Other Long-Term Liabilities
Financing leases	$4,375	4,618
Sale-leaseback liability(c)	7,318	3,348
Payroll tax liability	—	1,977
Other	—	492
Total other long-term liabilities	$11,693	$10,435
a.In June 2021, the Company reached an agreement to settle a certain legal matter. See Note 19 for additional detail.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2021, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 2.45%. As of December 31, 2020, the applicable interest rates associated with financed insurance premiums ranged from 3.45% to 3.75%.
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Debt

    Long-term debt included the following (in thousands):

	December 31,
	2021	2020
Revolving credit facility	83,370	78,000
Aviation note	3,371	4,551
Unamortized debt issuance costs	(33)	(48)
Total debt	86,708	82,503
Less: current portion	1,468	1,165
Total long-term debt	$85,240	$81,338

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

The revolving credit facility also contains various customary affirmative and restrictive covenants. Among the covenants is a financial covenant, including a minimum fixed charges coverage ratio of at least 1.1 to 1.0.

As a result of the lack of payment from PREPA, the Company projected that it would likely breach the leverage ratio covenant contained in its revolving credit facility for the fiscal quarter ended September 30, 2021. On November 3, 2021, the Company entered into a third amendment to its revolving credit facility (the “Third Amendment”) to, among other things, (i) suspend the leverage ratio and fixed charges coverage ratio covenants for the quarters ending September 30, 2021 and December 31, 2021, (ii) permanently reduce the maximum revolving advance amount from $130 million to $120 million, (iii) add a minimum adjusted EBITDA financial covenant of $6.0 million for the quarter ending December 31, 2021, (iv) set the applicable margin on all loans at 3.50% during the limited covenant waiver period, (v) add a requirement to maintain revolver availability of not less than $10.0 million at all times during the limited covenant waiver period, (vi) permanently reduce the maximum revolving advance amount in an amount equal to fifty percent (50%) of any mandatory prepayments made with non-recurring proceeds that are received during the limited covenant waiver period, and (vii) eliminate the declaration of unrestricted subsidiaries during the limited covenant waiver period. The limited covenant waiver period commenced on the effective date of the Third Amendment and was scheduled to end on the earlier to occur of (i) May 15, 2022, (ii) the Company reporting compliance with both the leverage ratio and the fixed charge coverage ratio covenants for either its fiscal quarter ending September 30, 2021 or December 31, 2021, and (iii) the occurrence of any event of default after the effective date of the Third Amendment. Under the Third Amendment, the Company also agreed to engage an advisor during the limited covenant waiver period to advise the Company and its subsidiaries with regard to, among other things, efforts to achieve certain operation efficiencies, improvement in results of operations, and general business strategy, and provide assistance to the Company and its subsidiaries in the preparation of the supplemental reporting and information required by the Third Amendment.

At December 31, 2021, there were outstanding borrowings under the revolving credit facility of $83.4 million and $16.5 million of available borrowing capacity, after giving effect to $9.0 million of outstanding letters of credit and the requirement to maintain a $10 million reserve out of the available borrowing capacity during the limited waiver period. At December 31, 2020, there were outstanding borrowings under the revolving credit facility of $78.0 million and $38.7 million of borrowing capacity under the facility, after giving effect to $13.0 million of outstanding letters of credit. As of December 31, 2021, the Company was in compliance with its financial covenants under the revolving credit facility, as amended and waived by the Third Amendment.

On February 28, 2022, the Company entered into a fourth amendment to the revolving credit facility (the “Fourth Amendment”) to, among other things, (i) amend the financial covenants as outlined below, (ii) provide for a conditional increase of the applicable interest margin, (iii) permit certain sale-leaseback transactions, (iv) provide for a reduction in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables, and (v) classifies the payments pursuant to the Company’s settlement agreement with MasTec Renewables Puerto Rico, LLC (“MasTec”) as restricted payments and requires $20.0 million of availability both before and after making such payments.

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;
•the fixed charge coverage ratio was reduced to .85 to 1.0 for the six months ended June 30, 2022 and increases to 1.1 to 1.0 for the periods thereafter;
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through the earlier of (i) March 31, 2022 or (ii) the date on which proceeds of permitted sale-leaseback transactions are received, after which the minimum excess availability covenant will increase to $10.0 million.

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in the revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period under the Third Amendment.

As of March 2, 2022, the Company had $83.7 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $10.6 million of available borrowing capacity under this facility, after giving effect to $8.5 million of outstanding letters of credit and the requirement to maintain a $7.5 million reserve out of the available borrowing capacity.

If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. As of March 2, 2022, the Company was in compliance with the covenants under its revolving credit facility, as amended and waived by the Third Amendment and Fourth Amendment.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation’s assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants, all of which the Company was in compliance with as of December 31, 2021.

As of December 31, 2021, the Company did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On March 2, 2022, Bank7 granted the Company a waiver of this event of default. The waiver extended the minimum cash requirement until June 30, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     Variable Interest Entities

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2021.

12.    Selling, General and Administrative Expense

    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash expenses:
Compensation and benefits	$15,064	$14,876	$19,364
Professional services	11,400	19,905	17,128
Other(a)	9,052	8,828	10,300
Total cash SG&A expense	35,516	43,609	46,792
Non-cash expenses:
Bad debt provision(b)	41,662	21,958	1,434
Stock based compensation	1,068	1,618	3,326
Total non-cash SG&A expense	42,730	23,576	4,760
Total SG&A expense	$78,246	$67,185	$51,552
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b.    The bad debt provision for the year ended December 31, 2021 includes $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport. The bad debt provision for the year ended December 31, 2020, included $19.4 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and certain of its subsidiaries. See Notes 2 and 19.

13.    Income Taxes
The components of income tax benefit attributable to the Company for the year ended December 31, 2021, 2020 and 2019, respectively, are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. current income tax expense (benefit)	$290	$(6,931)	$386
U.S. deferred income tax benefit	(23,740)	(12,330)	(21,761)
Foreign current income tax expense	8,852	6,948	30,172
Foreign deferred income tax (benefit) expense	(8,265)	144	(20,878)
Total	$(22,863)	$(12,169)	$(12,081)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss before income taxes	$(124,293)	$(119,776)	$(91,125)
Statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense	(26,102)	(25,153)	(19,136)
Change in tax rate	—	(161)	—
Change in uncertain tax positions	1,043	—	—
Foreign income tax rate differential	(282)	2,556	9,387
Foreign (loss) earnings not in reported income	(336)	3,252	12,581
Foreign tax credits	(7,749)	(7,133)	(26,141)
Withholding taxes	(49)	1,019	3,635
Goodwill impairment	52	11,544	6,506
Other permanent differences	426	1,290	1,873
State tax expenses	(2,449)	(1,664)	2,364
CARES act	—	(2,378)	—
Return to provision	390	894	(15,156)
Change in valuation allowance	12,193	3,765	12,006
Total	$(22,863)	$(12,169)	$(12,081)

The Company’s effective tax rate was 18.4% for the year ended December 31, 2021 compared to 10.2% for the year ended December 31, 2020 and 13.3% for the year ended December 31, 2019.

The effective tax rate for the year ended December 31, 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance. Additionally, the Company recorded an unrecognized tax benefit of $1.0 million during the year ended December 31, 2021 related to the 2020 tax year returns in Puerto Rico.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law in response to the COVID-19 pandemic, and among other things, permits the carryback of certain net operating losses. As a result of the enacted legislation, the Company recognized a $2.4 million net tax benefit during the year ended December 31, 2020, which consisted of a $7.0 million current tax benefit and a $4.6 million deferred tax expense. This impact, along with the rate impact from non-deductible goodwill impairment and the change in valuation allowance, was the primary driver for the difference between the statutory rate of 21% and the effective tax rate for the years ended December 31, 2020.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,241	$1,541
Lease asset	4,432	6,060
Intangible assets	1,070	—
Accrued liabilities	12,833	740
Net operating loss carryover	13,447	613
Foreign tax credits	83,780	80,615
Other	1,652	1,919
Valuation allowance	(71,612)	(67,888)
Deferred tax assets	46,843	23,600

Deferred tax liabilities:
Property and equipment	$(28,126)	$(39,057)
Intangible assets	—	(450)
Lease liability	(4,392)	(6,030)
Other	(7,096)	(2,804)
Deferred tax liabilities	(39,614)	(48,341)
Net deferred tax asset (liability)	$7,229	$(24,741)

Reflected in accompanying balance sheet as:
Deferred income tax asset	$8,094	$—
Deferred income tax liability	(865)	(24,741)
Total	$7,229	$(24,741)

During the years ended December 31, 2021 and 2020, the Company recorded changes in its valuation allowance of $12.2 million and $3.8 million, respectively, related to excess foreign tax credits that are not expected to be utilized. The Company has foreign tax credits carryforwards of $83.8 million as of December 31, 2021. These credits have a 10 year carryforward period and begin to expire in 2028.

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

At December 31, 2021, the Company had undistributed earnings in its Puerto Rico foreign branch. The distribution of these undistributed earnings is subject to a withholding tax in Puerto Rico and since the Company intends to make these distributions in the future, the withholding tax has been accrued.

A reconciliation of the beginning and ending amounts of liabilities associated with uncertain tax positions for the year ended December 31, 2021 is as follows ($ in thousands):

Balance, January 1, 2021	$—
Additions for tax positions of prior years	1,043
Balance, December 31, 2021	$1,043

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded an unrecognized tax benefit of $1.0 million during the year ended December 31, 2021 related to the 2020 tax year returns in Puerto Rico. It is the Company’s policy to recognize interest and applicable penalties related to uncertain tax positions in income tax expense. The Company did not have any uncertain tax positions for the years ended December 31, 2020 and 2019.

The Company’s U.S. federal tax returns for tax years 2017 through 2021 remain subject to examination by the tax authorities. The Company’s state and local income tax returns for tax years 2016 through 2021 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2017 through 2021 and Canada tax returns for the tax years 2015 through 2021 remain open to examination by the respective tax authorities.

14.    Leases

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

Lease expense consisted of the following for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$9,156	$13,735
Short-term lease expense	335	812
Finance lease expense:
Amortization of right-of-use assets	1,582	1,311
Interest on lease liabilities	202	203
Total lease expense	$11,275	$16,061

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$12,168	$20,179
Current operating lease liability	5,942	8,618
Long-term operating lease liability	5,918	11,377
Finance leases:
Property and equipment, net	$6,065	$6,065
Accrued expenses and other current liabilities	1,834	1,499
Other liabilities	4,375	4,618

Other supplemental information related to leases for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,284	$13,643
Operating cash flows from finance leases	202	203
Financing cash flows from finance leases	1,677	1,318
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$594	$(10,260)
Finance leases	1,750	2,431
`

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	3.1 years	3.2 years
Finance leases	3.3 years	4.2 years
Weighted-average discount rate:
Operating leases	3.3%	3.5%
Finance leases	3.3%	3.5%

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$6,214	$2,005
2023	3,600	2,261
2024	1,641	965
2025	517	524
2026	147	795
Thereafter	407	—
Total lease payments	12,526	6,550
Less: Present value discount	666	341
Present value of lease payments	$11,860	$6,209

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2021, 2020 and 2019, the Company recognized lease revenue, which is included in “services revenue” and “services revenue - related parties” on the consolidated statements of comprehensive loss of $2.4 million, $1.4 million, and $2.3 million, respectively.

15.    Dividends and Earnings (Loss) Per Share
Dividends

On July 16, 2018, the Company initiated a quarterly dividend policy. As a result of oilfield market conditions and other factors, which include collections from PREPA, the Company’s Board of Directors suspended the quarterly cash dividend in the third quarter of 2019. The table below summarizes the dividends paid on the Company’s common stock.

	Per Share	Total
		(in thousands)
2019
Paid on February 14, 2019	$0.125	$5,609
Paid on May 17, 2019	0.125	5,610
Total cash dividends	$0.25	$11,219

Earnings (Loss) Per Share

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(101,430)	$(107,607)	$(79,044)
Weighted average common shares outstanding	46,428	45,644	45,011
Basic loss per share	$(2.18)	$(2.36)	$(1.76)

Diluted loss per share:
Allocation of earnings:
Net loss	$(101,430)	$(107,607)	$(79,044)
Weighted average common shares, including dilutive effect (a)	46,428	45,644	45,011
Diluted loss per share	$(2.18)	$(2.36)	$(1.76)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the years ended December 31, 2021, 2020, or 2019 as their effect was antidilutive under the treasury stock method.

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

17.    Stock-Based Compensation
The 2016 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are 4.5 million shares of common stock reserved for issuance under the 2016 Plan.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. Forfeitures are recognized as incurred.

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2019	434,119	$22.78
Granted	101,181	6.83
Vested	(231,896)	22.45
Forfeited	(82,163)	18.55
Unvested restricted stock units as of December 31, 2019	221,241	22.43
Granted	2,401,446	0.98
Vested	(660,738)	5.32
Forfeited	(47,167)	3.28
Unvested restricted stock units as of December 31, 2020	1,914,782	1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested restricted stock units as of December 31, 2021	1,128,205	1.27

As of December 31, 2021, there was $0.8 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.0 year.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $1.2 million, $2.0 million and $4.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

18.    Related Party Transactions
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

Following is a summary of related party transactions (in thousands):

		Years Ended December 31,			At December 31,
		2021	2020	2019	2021	2020
		REVENUES			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$14,812	$42,460	$90,357	$—	$25,429
Muskie and Gulfport	(b)	2,145	7,500	27,689	—	1,127
SR Energy and Gulfport	(c)	—	113	8,772	—	8
Aquahawk and Gulfport	(d)	—	—	828	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(e)	371	446	2,093	85	44
Panther and El Toro	(f)	599	38	573	—	—
Other Relationships		12	34	1	3	9
		$17,939	$50,591	$130,313	$88	$26,617

		OTHER			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$514	$1,887	$—	$—	$1,841
Muskie and Gulfport	(b)	1	3	—	—	3
		$515	$1,890	$—	$—	$1,844
					$88	$28,461

a.Stingray Pressure Pumping provided pressure pumping, stimulation and related completion services to Gulfport. Other amount represents interest charged on delinquent accounts receivable related to these services. On June 29, 2021, Gulfport ceased to be a related party. See Note 3.
b.Muskie agreed to sell and deliver, and Gulfport has agreed to purchase, specified annual and monthly amounts of natural sand proppant, subject to certain exceptions specified in the agreement, and pay certain costs and expenses. Other amount represents interest charged on delinquent accounts receivable related to this agreement. On June 29, 2021, Gulfport ceased to be a related party. See Note 3.
c.SR Energy provided rental services for Gulfport. On June 29, 2021, Gulfport ceased to be a related party.
d.Aquahawk provided water transfer services for Gulfport pursuant to a master services agreement.
e.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
f.Panther provides directional drilling services for El Toro, an affiliate of Wexford, pursuant to a master service agreement.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		COST OF REVENUE			ACCOUNTS PAYABLE
		Years Ended December 31,			At December 31,
		2021	2020	2019	2021	2020
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	73	72	4,720	5	1
The Company and Caliber	(b)	351	248	—	—	—
Other Relationships		107	98	50	—	—
		$531	$418	$4,770	$5	$1

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	5	3	650	—	2
The Company and Caliber	(b)	374	774	785	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	—	—	233		—
Other Relationships		8	(19)	179	—	—
		$387	$758	$1,847	$—	$2

		CAPITAL EXPENDITURES
Leopard and Brim Equipment	(a)	—	—	420	—	—
		$—	$—	$420	$—	$—
					$5	$3
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.5 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company’s outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements. See Note 8 for further discussion.

19.    Commitments and Contingencies
Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under these obligations in effect at December 31, 2021 were approximately $1.4 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit facility which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	December 31,
	2021	2020
Bonding program	$1,000	$5,000
Environmental remediation	3,694	3,694
Insurance programs	3,890	3,890
Rail car commitments	455	455
Total letters of credit	$9,039	$13,039

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of December 31, 2021 and 2020, the workers’ compensation and automobile liability policies required a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2021 and 2020, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of December 31, 2021 and 2020, accrued claims were $1.4 million and $1.9 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2021 and 2020, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of December 31, 2021 and 2020, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of December 31, 2021 and 2020, accrued claims were $1.6 million and $1.3 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2021 or 2020 and no expense was recognized during the years ended December 31, 2021, 2020 or 2019 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2021 and 2020, outstanding performance and payment bonds totaled $20.3 million and $18.1 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $4.7 million as of December 31, 2021. As of December 31, 2021 and 2020, outstanding bid bonds totaled $0.6 million and $1.0 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
As of December 31, 2021, PREPA owed the Company approximately $227.0 million for services performed, excluding $110.8 million of interest charged on these delinquent balances as of December 31, 2021. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport sought to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleged breach of contract and sought damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. These matters were automatically stayed as a result of Gulfport’s bankruptcy filing on November 13, 2020, seeking voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport emerged from bankruptcy on May 17, 2021. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. During the first quarter of 2021, the Company recognized unliquidated damages of approximately $46.4 million and recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Also during the first quarter of 2021, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract and the Muskie contract was terminated, Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings, each of the parties released all claims they had against the others with respect to the litigation matters discussed above and Muskie retained an allowed general unsecured claim against Gulfport of $3.1 million. As a result, during the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively, and recorded additional bad debt expense related to the Muskie claim totaling $0.2 million. The Company had net accounts receivable due from Gulfport totaling $0.1 million as

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of December 31, 2021, which is included in “accounts receivable, net” on the balance sheets.

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra in the U.S. District Court for the Southern District of Florida. MasTec’s complaint asserted claims against the Company and Cobra Acquisitions for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the Court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. The agreement bears interest at rates between 6% and 12% and includes an acceleration clause that requires Cobra to pay within ten days all unpaid amounts if Cobra collects $100 million or more of specified receivables. The settlement amount and legal expenses related to the matter of $25.0 million and $5.4 million, respectively, are reflected in “other, net” on the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2021. As of December 31, 2021, $19.0 million was included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheets, which includes accrued interest of $0.5 million.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal RICO statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma Count District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which motion is under consideration by the federal court. The Company and Cobra filed a motion to dismiss on January 31, 2022, which is expected to be fully briefed by March 7, 2022. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico arising from essentially the same facts as Foreman's action and asserting violations of federal RICO statutes and certain state law claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman's subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio, which the Company appealed. On February 25, 2022, the Company received an unfavorable decision on the appeal. The Company intends to appeal the decision and while it is not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On June 19, 2018, Wendco of Puerto Rico Inc. filed a putative class action lawsuit in the Commonwealth of Puerto Rico styled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions LLC; D. Grimm Puerto Rico, LLC, et al. The plaintiffs allege that the defendants caused power outages in Puerto Rico while performing restoration work on Puerto Rico’s electrical network following Hurricanes Irma and Maria in 2017, thereby interrupting commercial activities and causing economic

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss. The parties have agreed to a settlement in principle and are in the process of documenting the settlement. Until the settlement agreement is executed, however, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

Cobra has been served with ten lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. These matters are in various stages in the Court. At this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the Court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleges that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleges the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune seeks to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they are entitled to relief from Cobra. All other defendants have also answered the amended complaint. The parties stipulated to conditional certification of a collective action, and on August 14, 2020, Court ordered that notice be sent to all individuals engaged by ESPADA to provide services to Cobra in Puerto Rico between January 21, 2017 and the present who were paid a day-rate. Notice was sent to putative class members on September 15, 2020, and the opt-in period closed on November 14, 2020. The parties informed the Court that that the plaintiff and the ESPADA defendants reached a settlement on November 5, 2021, and subsequently, that a settlement was reached between the plaintiffs and Cobra on December 6, 2021. The stipulation of dismissal as to all parties was filed with the Court and the case was dismissed on January 19, 2022.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges that the Company failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. The parties are currently engaged in discovery. The Company believes these claims are without merit and will vigorously defend the arbitrations. However, at this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In September 2019, four derivative lawsuits were filed, two in the Western District of Oklahoma and two in the District of Delaware, purportedly on behalf of the Company and against its officers and directors. In October 2019, the plaintiffs in the two Oklahoma actions voluntarily dismissed their respective cases, with one plaintiff refiling his action in the District of Delaware. On September 13, 2019, the Court consolidated the three actions under the case caption In re Mammoth Energy Services, Inc. Consolidated Shareholder Litigation. On January 17, 2020, the plaintiffs filed their consolidated amended shareholder derivative complaint on behalf of Nominal Defendant, Mammoth Energy Services, Inc., and against Arty Straehla, Mark Layton, Arthur Amron, Paul V. Heerwagen IV, Marc McCarthy, Jim Palm, Matthew Ross, Arthur Smith, Gulfport Energy Corporation, and Wexford Capital LP. On October 5, 2021, the plaintiffs and Nominal Defendant Mammoth entered into the Stipulation and Agreement of Settlement (the “Stipulation”) in the derivative action, which was preliminarily approved by the Court on October 28, 2021. The terms of the Stipulation required that, in exchange for the full release, discharge and dismissal with prejudice of the claims asserted against the defendants in the derivative action, (1) the individual defendants will cause the insurers under Mammoth’s Directors’ and Officers’ (“D&O”) insurance policy (the “D&O insurers”) to pay $1.5 million to Mammoth, which Mammoth will use for general corporate purposes; and (2) Mammoth will adopt certain corporate governance reforms, which will further enhance Mammoth’s current corporate governance policies. Additionally, the Stipulation provides that the individual defendants will cause the D&O insurers to pay, subject to Court approval, a separate payment of $0.5 million to plaintiffs’ counsel for their attorneys’ fees and expenses. The approval hearing was held on January 25, 2022 and the final order was entered. The settlement was covered in full under Mammoth’s D&O insurance policy.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequently, the trial Court in this action granted Cobra, the Company and Straehla’s motion to compel arbitration. Alpha Lobo has not brought their claims in arbitration at this time.

The Company is involved in various other legal proceedings in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material impact on the Company’s business, financial condition, results of operations or cash flows.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2021, 2020 and 2019, the Company paid $1.8 million, $2.0 million and $3.3 million, respectively, in contributions to the plan.
20.    Reporting Segments and Geographic Areas
Reporting Segments

As of December 31, 2021, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of December 31, 2021, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2021, the Company included Aquawolf in its “All Other” reconciling column. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2021, the Company changed its presentation in 2021 to move Aquawolf to the Infrastructure segment. The results for the years ended December 31, 2020 and 2019 have been retroactively adjusted to reflect this change.

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

During certain of the periods presented, the Company also provided aviation services, coil tubing services, equipment rental services, full service transportation, crude oil hauling services, remote accommodation and equipment manufacturing. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Year Ended December 31, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$93,403	$84,190	$30,880	$4,197	$16,292	$—	$228,962
Intersegment revenues	—	144	3,980	124	2,218	(6,466)	—
Total revenue	93,403	84,334	34,860	4,321	18,510	(6,466)	228,962
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	90,363	58,782	27,232	6,102	15,847	—	198,326
Intersegment cost of revenues	196	5,770	—	—	500	(6,466)	—
Total cost of revenue	90,559	64,552	27,232	6,102	16,347	(6,466)	198,326
Selling, general and administrative	18,267	49,275	5,351	1,414	3,939	—	78,246
Depreciation, depletion, amortization and accretion	21,880	26,377	9,005	7,996	13,217	—	78,475
Impairment of goodwill	891	—	—	—	—	—	891
Impairment of other long-lived assets	665	—	—	—	547	—	1,212
Operating loss	(38,859)	(55,870)	(6,728)	(11,191)	(15,540)	—	(128,188)
Interest expense	3,925	1,107	474	293	607	—	6,406
Other (income) expense, net	(6,785)	1,073	(874)	(177)	(3,538)	—	(10,301)
Loss before income taxes	$(35,999)	$(58,050)	$(6,328)	$(11,307)	$(12,609)	$—	$(124,293)
Total expenditures for property, plant and equipment	$627	$4,327	$484	$44	$361	$—	$5,843
As of December 31, 2021:
Intangible assets, net	$165	$1,995	$—	$—	$401	$—	$2,561
Total assets	$427,626	$56,036	$156,519	$27,457	$129,202	$(75,948)	$720,892

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$157,751	$87,201	$34,265	$7,746	$26,113	$—	$313,076
Intersegment revenue	—	1,124	95	39	2,716	(3,974)	—
Total revenue	157,751	88,325	34,360	7,785	28,829	(3,974)	313,076
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	124,232	45,647	25,955	10,757	25,430	—	232,021
Intersegment cost of revenues	323	1,836	—	152	1,663	(3,974)	—
Total cost of revenue	124,555	47,483	25,955	10,909	27,093	(3,974)	232,021
Selling, general and administrative	27,261	23,039	7,807	3,149	5,929	—	67,185
Depreciation, depletion, amortization and accretion	29,373	30,411	9,771	10,039	15,723	—	95,317
Impairment of goodwill	—	53,406	—	—	1,567	—	54,973
Impairment of other long-lived assets	—	4,203	—	326	8,368	—	12,897
Operating loss	(23,438)	(70,217)	(9,173)	(16,638)	(29,851)	—	(149,317)
Interest expense	2,794	1,130	312	454	707	—	5,397
Other (income) expense, net	(32,437)	(2,274)	1,839	(227)	(1,839)	—	(34,938)
Income (loss) before income taxes	$6,205	$(69,073)	$(11,324)	$(16,865)	$(28,719)	$—	$(119,776)
Total expenditures for property, plant and equipment	$258	$4,358	$1,073	$432	$716	$—	$6,837
As of December 31, 2020:
Intangible assets, net	$1,063	$2,683	$—	$—	$1,028	$—	$4,774
Total assets	$437,296	$99,247	$172,927	$36,252	$136,422	$(57,582)	$824,562

Year Ended December 31, 2019	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$210,712	$241,951	$67,267	$31,728	$73,354	$—	$625,012
Intersegment revenues	2,573	1,851	29,796	236	15,232	(49,688)	—
Total revenue	213,285	243,802	97,063	31,964	88,586	(49,688)	625,012
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	160,731	174,816	87,637	35,925	84,679	—	543,788
Intersegment cost of revenues	12,820	31,727	15	1,028	4,158	(49,748)	—
Total cost of revenue	173,551	206,543	87,652	36,953	88,837	(49,748)	543,788
Selling, general and administrative	23,616	10,889	5,006	4,177	7,864	—	51,552
Depreciation, depletion, amortization and accretion	30,349	40,159	14,050	13,143	19,332	—	117,033
Impairment of goodwill	—	23,423	2,684	—	7,557	—	33,664
Impairment of other long-lived assets	—	—	—	2,955	4,403	—	7,358
Operating loss	(14,231)	(37,212)	(12,329)	(25,264)	(39,407)	60	(128,383)
Interest expense	1,674	1,228	193	862	1,001	—	4,958
Other expense	(41,949)	580	67	(9)	(905)	—	(42,216)
(Loss) income before income taxes	$26,044	$(39,020)	$(12,589)	$(26,117)	$(39,503)	$60	$(91,125)
Total expenditures for property, plant and equipment	$3,456	$14,703	$2,877	$3,156	$11,569	$—	35,761
As of December 31, 2019:
Intangible assets, net	$1,296	$3,371	$—	$—	$1,121	$—	$5,788
Total assets	$420,755	$172,608	$189,415	$55,273	$166,406	$(52,072)	$952,385

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$217,958	$302,205	$516,276
Puerto Rico	—	53	96,630
Canada	10,685	10,723	11,946
Other	319	95	160
Total	$228,962	$313,076	$625,012

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$258,666	$342,838	$526,584
Canada	13,349	16,976	18,821
Total	$272,015	$359,814	$545,405

21.    Subsequent Events
As discussed above, on February 28, 2022, the Company entered into a fourth amendment to its revolving credit facility. See Note 10 above for details.

Subsequent to December 31, 2021, the Company ordered additional capital equipment with aggregate commitments of $2.7 million.

Subsequent to December 31, 2021, the Company entered into two three-year real estate operating lease agreements with aggregate commitments of $0.6 million.