Form 10-Q
period 2022-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2022-05-10
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 47,184,065 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

GLOSSARY OF OIL AND NATURAL GAS AND ELECTRICAL INFRASTRUCTURE TERMS

The following is a glossary of certain oil and natural gas and natural sand proppant industry terms used in this Quarterly Report on Form 10-Q (this “report” or “Quarterly Report”):
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2021 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of reduced drilling and completions activity on utilization and pricing for our oilfield services;
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations, or OPEC+, affecting commodity price and production levels;
•any continuing impacts of the COVID-19 pandemic on Mammoth’s results of operations, financial condition or demand for Mammoth’s services;
•operational challenges relating to continuing efforts to prevent or mitigate the spread of COVID-19, including logistical challenges, remote work arrangements and protecting the health, safety and well-being of Mammoth’s employees;
•employee retention and increasingly competitive labor market;
•the performance of contracts and supply chain disruptions during or following the COVID-19 pandemic;
•general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•conditions of U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the energy and environmental policies;
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
•the outcome of a government investigation relating to the contracts awarded to our subsidiary Cobra Acquisitions LLC, or Cobra, by the Puerto Rico Electric Power Authority, or PREPA, and any resulting litigation;
•the outcome of our ongoing efforts to collect the outstanding amounts owed to us by PREPA for electric grid restoration services performed by Cobra in Puerto Rico;
•the outcome or settlement of our litigation matters discussed in this report, including the adverse impact of the recent settlement with MasTec Renewables Puerto Rico, LLC, on our financial condition and cash flows;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•the availability of transportation, pipeline and storage facilities and any increase in related costs;
•extreme weather conditions in areas where we provide well completion, drilling and infrastructure services;
•access to and restrictions on use of sourced or produced water;
•technology;
•civil unrest, military conflicts or terrorist attacks;
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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2021 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2022	2021
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$8,118	$9,899
Short-term investment	1,763	1,762
Accounts receivable, net	411,931	407,550
Receivables from related parties, net	313	88
Inventories	10,358	8,366
Prepaid expenses	9,086	12,381
Other current assets	628	737
Total current assets	442,197	440,783

Property, plant and equipment, net	161,005	176,586
Sand reserves	64,628	64,641
Operating lease right-of-use assets	11,675	12,168
Intangible assets, net	2,366	2,561
Goodwill	11,717	11,717
Deferred income tax asset	5,180	8,094
Other non-current assets	3,679	4,342
Total assets	$702,447	$720,892
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$38,780	$37,560
Accrued expenses and other current liabilities	55,750	62,516
Current operating lease liability	5,710	5,942
Current portion of long-term debt	1,486	1,468
Income taxes payable	42,950	42,748
Total current liabilities	144,676	150,234

Long-term debt, net of current portion	87,458	85,240
Deferred income tax liabilities	1,431	865
Long-term operating lease liability	5,731	5,918
Asset retirement obligations	3,943	3,720
Other long-term liabilities	10,364	11,693
Total liabilities	253,603	257,670

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,184,065 and 46,684,065 issued and outstanding at March 31, 2022 and December 31, 2021	472	467
Additional paid in capital	538,457	538,221
Accumulated deficit	(87,352)	(72,535)
Accumulated other comprehensive loss	(2,733)	(2,931)
Total equity	448,844	463,222
Total liabilities and equity	$702,447	$720,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE	(in thousands, except per share amounts)
Services revenue	$53,667	$42,691
Services revenue - related parties	274	14,986
Product revenue	8,357	6,982
Product revenue - related parties	—	2,145
Total revenue	62,298	66,804

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $15,355 and $18,989, respectively, for the three months ended March 31, 2022 and 2021)	46,567	42,062
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0 and $0, respectively, for the three months ended March 31, 2022 and 2021)	135	109
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,792 and $2,137, respectively, for the three months ended March 31, 2022 and 2021)	7,778	5,909
Selling, general and administrative (Note 11)	8,668	17,831
Selling, general and administrative - related parties (Note 11)	—	193
Depreciation, depletion, amortization and accretion	17,167	21,146
Total cost and expenses	80,315	87,250
Operating loss	(18,017)	(20,446)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,349)	(1,225)
Other income, net	9,237	7,123
Other expense, net - related parties	—	(515)
Total other income	6,888	5,383
Loss before income taxes	(11,129)	(15,063)
Provision (benefit) for income taxes	3,688	(2,623)
Net loss	$(14,817)	$(12,440)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $0 and ($42), respectively, for the three months ended March 31, 2022 and 2021	198	168
Comprehensive loss	$(14,619)	$(12,272)

Net loss per share (basic) (Note 14)	$(0.32)	$(0.27)
Net loss per share (diluted) (Note 14)	$(0.32)	$(0.27)
Weighted average number of shares outstanding (basic) (Note 14)	46,845	45,932
Weighted average number of shares outstanding (diluted) (Note 14)	46,845	45,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended March 31, 2022
					Accumulated
			Retained	Additional	Other
	Common Stock		(Deficit)	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	500	5	—	236	—	241
Net loss	—	—	(14,817)	—	—	(14,817)
Other comprehensive income	—	—	—	—	198	198
Balance at March 31, 2022	47,184	$472	$(87,352)	$538,457	$(2,733)	$448,844

	Three Months Ended March 31, 2021
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	503	5	—	339	—	344
Net loss	—	—	(12,440)	—	—	(12,440)
Other comprehensive income	—	—	—	—	168	168
Balance at March 31, 2021	46,272	$463	$16,455	$537,378	$(2,897)	$551,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(14,817)	$(12,440)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock based compensation	241	344
Depreciation, depletion, accretion and amortization	17,167	21,146
Amortization of debt origination costs	186	142
Bad debt (recoveries) expense	(99)	10,125
Gain on disposal of property and equipment	(593)	(615)
Deferred income taxes	3,481	(5,061)
Other	535	558
Changes in assets and liabilities:
Accounts receivable, net	(3,898)	23,437
Receivables from related parties	(225)	(14,611)
Inventories	(1,992)	664
Prepaid expenses and other assets	3,404	3,105
Other current assets - related parties	—	(2,228)
Accounts payable	1,041	(4,285)
Accrued expenses and other liabilities	(7,013)	(8,516)
Income taxes payable	201	2,469
Net cash (used in) provided by operating activities	(2,381)	14,234

Cash flows from investing activities:
Purchases of property and equipment	(1,182)	(1,148)
Proceeds from disposal of property and equipment	1,038	1,457
Net cash (used in) provided by investing activities	(144)	309

Cash flows from financing activities:
Borrowings on long-term debt	37,550	1,500
Repayments of long-term debt	(35,317)	(15,617)
Payments on sale leaseback transaction	(868)	(330)
Principal payments on financing leases and equipment financing notes	(629)	(577)
Net cash provided by (used in) financing activities	736	(15,024)
Effect of foreign exchange rate on cash	8	25
Net change in cash and cash equivalents	(1,781)	(456)
Cash and cash equivalents at beginning of period	9,899	14,822
Cash and cash equivalents at end of period	$8,118	$14,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,754	$1,093
Cash paid for income taxes, net of refunds received	$6	$(32)
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,707	$1,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America. Mammoth Inc.’s infrastructure division provides engineering, design, construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant and drilling services. Additionally, the Company provides aviation services, equipment rentals, remote accommodation services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

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

The Company’s operations are concentrated in North America. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company’s oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Continuation of or further decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company adopted a new accounting policy related to the classification of certain legal expenses. For matters related to ongoing operations, the Company continues to present legal expense as selling, general and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
administrative. For matters determined to be unrelated to ongoing operations, the Company classifies the legal expenses according to the nature of the underlying matter. The Company believes that this new accounting policy will more accurately present legal expenses on its consolidated statement of comprehensive loss. The adoption of this policy resulted in the reclassification of approximately $2.8 million of legal expenses related to a certain legal settlement from Selling, general and administrative into Other, net on the unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021. See Note 18 for additional information related to the Company’s legal matters.
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2022 and 2021, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $9.9 million and $8.7 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive loss. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were interest charges of $120.7 million and $110.8 million, respectively.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2021 and the three months ended March 31, 2022 (in thousands):

Balance, January 1, 2021	$30,139
Additions charged to bad debt expense	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	273
Additions charged to other income (expense), net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to bad debt expense	(211)
Deductions for uncollectible receivables written off	(83,049)
Balance, December 31, 2021	18,085
Additions charged to bad debt expense	50
Recoveries of receivables previously charged to bad debt expense	(149)
Deductions for uncollectible receivables written off	(11,643)
Balance, March 31, 2022	$6,343

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling a nominal amount and $0.7 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. These additions were charged to bad debt expense based on the factors described above. Also, during the year ended December 31, 2021, the Company recorded additions to allowance for doubtful accounts of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Gulfport

The Company’s subsidiaries Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”) and Muskie Proppant LLC (“Muskie”) were party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport Energy Corporation (“Gulfport”). On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. See Notes 3 and 18 for additional information. Following is a roll forward of the allowance for doubtful accounts specifically related to Gulfport (in thousands):

Balance, January 1, 2021	22,581
Additions charged to bad debt expense	41,196
Additions charged to revenue	27,070
Additions charged to other income (expense), net - related parties	1,842
Deductions for uncollectible receivables written off	(80,975)
Balance, December 31, 2021	$11,714
Recoveries of receivables previously charged to bad debt expense	(147)
Deductions for uncollectible receivables written off	(11,567)
Balance, March 31, 2022	$—

PREPA

As of March 31, 2022, PREPA owed Cobra approximately $227.0 million for services performed, excluding $120.7 million of interest charged on these delinquent balances as of March 31, 2022. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. The appeal is currently pending. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. As noted above, in May 2021 FEMA raised two contract compliance issues and concluded that $47 million in costs were not eligible under the contract. PREPA, however, has filed an appeal of the entire $47 million, which is currently pending. The Company believes these receivables are collectible and no allowance was deemed necessary at March 31, 2022 or December 31, 2021. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2022 and December 31, 2021 and percentages of total revenues derived for the three months ended March 31, 2022 and 2021:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2022	2021	2022	2021
Customer A(a)	—%	—%	84%	83%
Customer B(b)	25%	—%	2%	—%
Customer C(c)	5%	11%	1%	1%
Customer D(d)	—%	10%	—%	—%
Customer E(e)	—%	25%	—%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s infrastructure services segment. Accounts receivable for Customer A also includes receivables due for interest charged on delinquent accounts receivable.
b.Customer B is a third-party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company’s well completion services segment.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s infrastructure services segment.
d.Customer D is a third-party customer. Revenues and the related accounts receivable balances earned from Customer D were derived from the Company’s well completion services segment and equipment rental business.
e.Customer E was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the unaudited condensed consolidated statements of comprehensive loss. Revenues and the related accounts receivable balances earned from Customer E were derived from the Company’s well completion services segment, natural sand proppant services segment and other businesses.

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

3.     Revenue
The Company’s primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, equipment rentals, crude oil hauling, remote accommodations and equipment manufacturing. See Note 19 for the Company’s revenue disaggregated by type.

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

Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods are consumed and services are performed.

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period was fixed and the right to receive it was unconditional. On December 28, 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract was terminated. Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 18. As a result of this settlement agreement, for the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company’s shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport’s creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive loss. See Notes 11 and 18 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of March 31, 2022, the Company had deferred revenue totaling $3.0 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $4.9 million during the three months ended March 31, 2021. No shortfall revenue was recognized during the three months ended March 31, 2022.

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

Pursuant to its contract with Gulfport, Muskie agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated, each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 18 and Muskie’s contract claim against Gulfport would be allowed under Gulfport’s plan of reorganization in the amount of $3.1 million. As a result of this settlement agreement, Muskie recognized bad debt expense of $0.2 million during the third quarter of 2021. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive loss and the related accounts receivable is included in “accounts receivable, net” in the unaudited condensed consolidated balance sheets as of December 31, 2021. See Notes 11 and 18 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Services
During the periods presented, the Company also provided aviation, equipment rentals, crude oil hauling, remote accommodations and equipment manufacturing, which are reported under other services. As a result of market conditions, the Company temporarily shut down its cementing and acidizing operations as well as its flowback operations beginning in July 2019, its coil tubing, pressure control and full service transportation operations beginning in July 2020 and its crude oil hauling operations beginning in July 2021. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2020	$8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	3,250
Deduction for recognition of revenue	(67)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	126
Balance, March 31, 2022	$3,169

The Company did not have any contract assets as of March 31, 2022, December 31, 2021 or December 31, 2020.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had unsatisfied performance obligations totaling $0.8 million, which will be recognized over the next three months.

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

	March 31,	December 31,
	2022	2021
Supplies	$8,216	$4,557
Raw materials	700	701
Work in process	1,069	2,435
Finished goods	373	673
Total inventories	$10,358	$8,366

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2022	2021
Pressure pumping equipment	3-5 years	$220,959	$220,414
Drilling rigs and related equipment	3-15 years	111,334	111,478
Machinery and equipment	7-20 years	166,483	166,873
Buildings(a)	15-39 years	46,286	46,006
Vehicles, trucks and trailers	5-10 years	103,630	103,982
Coil tubing equipment	4-10 years	7,592	7,592
Land	N/A	13,377	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,470	18,235
		712,057	711,923
Deposits on equipment and equipment in process of assembly(c)		3,464	3,300
		715,521	715,223
Less: accumulated depreciation(d)		554,516	538,637
Total property, plant and equipment, net		$161,005	$176,586
a.    Included in Buildings at each of March 31, 2022 and December 31, 2021 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of March 31, 2022 and December 31, 2021 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $7.0 million and $6.6 million at March 31, 2022 and December 31, 2021, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the three months ended March 31, 2022, proceeds and gains from the sale of equipment damaged or lost down-hole were $0.4 million and $0.4 million, respectively. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three months ended March 31, 2021.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other income, net” on the unaudited condensed consolidated statement of comprehensive loss. For the three months ended March 31, 2022 and 2021, proceeds from the sale of equipment were $0.6 million and $1.5 million, respectively, and gains from the sale or disposal of equipment were $0.2 million and $0.6 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$16,925	$20,856
Amortization expense	195	253
Accretion and depletion expense	47	37
Depreciation, depletion, amortization and accretion	$17,167	$21,146

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the three months ended March 31, 2022 and year ended December 31, 2021 are presented below (in thousands):

	Infrastructure	Well Completion	Sand	Other	Total
Balance as of January 1, 2021
Goodwill	$891	$86,043	$2,684	$14,830	$104,448
Accumulated impairment losses	—	(76,829)	(2,684)	(12,327)	(91,840)
	891	9,214	—	2,503	12,608
Acquisitions	—	—	—	—	—
Impairment losses	(891)	—	—	—	(891)
Balance as of December 31, 2021
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	—	9,214	—	2,503	11,717
Acquisitions	—	—	—	—	—
Impairment losses	—	—	—	—	—
Balance as of March 31, 2022
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	$—	$9,214	$—	$2,503	$11,717

The Company performed the qualitative assessment described above during the fourth quarter of 2021. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the Stingray Pressure Pumping, Silverback and Aviation reporting units was greater than their carrying value. Accordingly, no further testing was required on these units. Additionally, the Company concluded that the carrying value for its infrastructure reporting unit was greater than its fair value. To determine fair value of the infrastructure reporting unit at December 31, 2021, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with 5 Star and Higher Power, resulting in a $0.9 million impairment charge for 2021. The Company did not recognize any goodwill impairment during the three months ended March 31, 2022.
Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	March 31,	December 31,
	2022	2021
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(5,484)	(5,289)
Intangible assets, net	$2,366	$2,561

Amortization expense for intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The original life of trade names ranges from 10 to 20 years as of March 31, 2022 with a remaining average useful life of 3.8 years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2022	$584
2023	779
2024	711
2025	91
2026	91
Thereafter	110
$2,366

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.8 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of ($0.5) million and ($0.6) million for the three months ended March 31, 2022 and 2021, respectively, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued legal settlement(a)	$19,334	$18,966
State and local taxes payable	12,879	13,772
Financed insurance premiums(b)	6,584	9,852
Deferred revenue	3,169	3,250
Sale-leaseback liability(c)	3,413	3,340
Accrued compensation and benefits	2,977	5,133
Payroll tax liability	2,052	2,810
Financing leases	1,851	1,834
Insurance reserves	1,237	1,413
Other	2,254	2,146
Total accrued expenses and other current liabilities	$55,750	$62,516

Other Long-Term Liabilities
Financing leases	$3,906	$4,375
Sale-leaseback liability(c)	6,458	7,318
Total other long-term liabilities	$10,364	$11,693
a.In June 2021, the Company reached an agreement to settle a certain legal matter. See Note 18 for additional detail.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of March 31, 2022 and December 31, 2021, the applicable interest rate associated with financed insurance premiums ranged from 1.95% to 2.45%.
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Debt
Long-term debt included the following (in thousands):

	March 31,	December 31,
	2022	2021
Revolving credit facility	$85,967	$83,370
Aviation note	3,006	3,371
Unamortized debt issuance costs	(29)	(33)
Total debt	88,944	86,708
Less: current portion	1,486	1,468
Total long-term debt	$87,458	$85,240

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

At March 31, 2022, there were outstanding borrowings under the revolving credit facility of $86.0 million and $11.5 million of available borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $7.5 million reserve out of the available borrowing capacity. At December 31, 2021, there were outstanding borrowings under the revolving credit facility of $83.4 million and $16.5 million of borrowing capacity under the facility, after giving effect to $9.0 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;
•the fixed charge coverage ratio was reduced to .85 to 1.0 for the six months ended June 30, 2022 and increases to 1.1 to 1.0 for the periods thereafter;
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through March 31, 2022, after which the minimum excess availability covenant increased to $10.0 million.

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in the revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period under the Third Amendment. The Company was in compliance with the applicable financial covenants under the revolving credit facility as of March 31, 2022.

As of May 5, 2022, there were outstanding borrowings under the revolving credit facility of $84.7 million and $10.3 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

As of March 31, 2022, the Company did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On May 4, 2022, Bank7 granted the Company a waiver of this event of default. The waiver extended the minimum cash requirement until September 30, 2022 and reduced the amount of the minimum cash requirement from $0.75 million to $0.6 million.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2022.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash expenses:
Compensation and benefits	$2,983	$4,694
Professional services(a)	3,637	581
Other(b)	1,906	2,342
Total cash SG&A expense	8,526	7,617
Non-cash expenses:
Bad debt provision(c)	(99)	10,125
Stock based compensation	241	282
Total non-cash SG&A expense	142	10,407
Total SG&A expense	$8,668	$18,024
a.    Certain legal expenses totaling $2.8 million were reclassified to Other, net for the three months ended March 31, 2021. The increase in professional fees is primarily due to an increase in legal expenses for matters related to ongoing operations.
b.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the three months ended March 31, 2021 includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries. See Notes 2 and 18.

12.    Income Taxes
The Company recorded income tax expense of $3.7 million for the three months ended March 31, 2022 compared to income tax benefit of $2.6 million for the three months ended March 31, 2021. The Company’s effective tax rates were 33% and 17% for the three months ended March 31, 2022 and 2021, respectively.

The effective tax rates for the three months ended March 31, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

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

Lease expense consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,747	$2,462
Short-term lease expense	36	238
Finance lease expense:
Amortization of right-of-use assets	403	388
Interest on lease liabilities	49	51
Total lease expense	$2,235	$3,139

Supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$11,675	$12,168
Current operating lease liability	5,710	5,942
Long-term operating lease liability	5,731	5,918
Finance leases:
Property, plant and equipment, net	$5,663	$6,065
Accrued expenses and other current liabilities	1,851	1,834
Other liabilities	3,906	4,375

Other supplemental information related to leases for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,672	$2,489
Operating cash flows from finance leases	49	51
Financing cash flows from finance leases	452	406
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,383	$77
Finance leases	—	72

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	3.1 years	3.1 years
Finance leases	3.1 years	3.3 years
Weighted-average discount rate:
Operating leases	3.3%	3.3%
Finance leases	3.3%	3.3%

Maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$4,698	$1,503
2023	4,028	2,262
2024	2,042	965
2025	784	524
2026	146	795
Thereafter	407	—
Total lease payments	12,105	6,049
Less: Present value discount	664	292
Present value of lease payments	$11,441	$5,757

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.7 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Loss Per Share

    Reconciliations of the components of basic and diluted net loss per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic loss per share:
Allocation of loss:
Net loss	$(14,817)	$(12,440)
Weighted average common shares outstanding	46,845	45,932
Basic loss per share	$(0.32)	$(0.27)

Diluted loss per share:
Allocation of loss:
Net loss	$(14,817)	$(12,440)
Weighted average common shares, including dilutive effect(a)	46,845	45,932
Diluted loss per share	$(0.32)	$(0.27)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2022 and 2021, respectively, as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2021	1,914,782	$1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested shares as of December 31, 2021	1,128,205	1.27
Granted	—	—
Vested	(500,000)	0.93
Forfeited	—	—
Unvested shares as of March 31, 2022	628,205	$1.54

As of March 31, 2022, there was $0.5 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 0.8 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Stingray Pressure Pumping, Muskie, Stingray Energy Services LLC (“SR Energy”), Panther Drilling Systems LLC (“Panther Drilling”), Anaconda Manufacturing LLC (“Anaconda”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Gulfport, Wexford, Grizzly Oil Sands ULC (“Grizzly”), El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		Three Months Ended March 31,		At March 31,	At December 31,
		2022	2021	2022	2021
		REVENUES		ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$14,812	$—	$—
Muskie and Gulfport	(b)	—	2,145	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(c)	60	43	95	85
Panther and El Toro	(d)	214	131	214	—
Other Relationships		—	—	4	3
		$274	$17,131	$313	$88

		OTHER		ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$(514)	$—	$—
Muskie and Gulfport	(b)	—	(1)	—	—
		$—	$(515)	$—	$—
				$313	$88
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
c.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
d.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

		Three Months Ended March 31,		At March 31,	At December 31,
		2022	2021	2022	2021
		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$19	$19	$4	$5
The Company and Caliber	(b)	89	64	—	—
Other Relationships		27	26	—	—
		$135	$109	$4	$5

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Caliber	(b)	$—	$185	$—	$—
Other		—	8	2	—
		$—	$193	$2	$—

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company’s outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements. See Note 7 for further discussion.

18.    Commitments and Contingencies
Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under these obligations in effect at March 31, 2022 were approximately $2.8 million.

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2022	2021
Environmental remediation	$3,694	$3,694
Insurance programs	3,389	3,890
Rail car commitments	455	455
Bonding program	—	1,000
Total letters of credit	$7,538	$9,039

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of March 31, 2022 and December 31, 2021, the workers’ compensation and automobile liability policies require a deductible

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
per occurrence of up to $0.3 million and $0.1 million, respectively. As of March 31, 2022 and December 31, 2021, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of March 31, 2022 and December 31, 2021, accrued claims were $1.2 million and $1.4 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of March 31, 2022 and December 31, 2021, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of March 31, 2022 and December 31, 2021, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of March 31, 2022 and December 31, 2021, accrued claims were $1.2 million and $1.6 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2022 and December 31, 2021 and no expense was recognized during the three months ended March 31, 2022 or 2021 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2021, outstanding bid bonds totaled $0.6 million. There were no outstanding bid bonds as of March 31, 2022. As of March 31, 2022 and December 31, 2021, outstanding performance and payment bonds totaled $13.8 million and $20.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $7.7 million as of March 31, 2022.

Litigation

As of March 31, 2022, PREPA owed the Company approximately $227.0 million for services performed, excluding $120.7 million of interest charged on these delinquent balances as of March 31, 2022. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport seeks to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleged breach of contract and sought damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. These matters were automatically stayed as a result of Gulfport’s bankruptcy filing. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport emerged from bankruptcy on May 17, 2021. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. During the first quarter of 2021, the Company recognized unliquidated damages of approximately $46.4 million and recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Also during the first quarter of 2021, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract and the Muskie contract was terminated, Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings, each of the parties released all claims they had against the others with respect to the litigation matters discussed above and Muskie will have an allowed general unsecured claim against Gulfport of $3.1 million. As a result, during the three months ended September 31, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively, and recorded additional bad debt expense related to the Muskie claim totaling $0.2 million. During the three months ended March 31, 2022, Muskie received $0.3 million from the Gulfport Distribution Trust. See Note 3.

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra, in the U.S. District Court for the Southern District of Florida. Pursuant to its complaint, MasTec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducements to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. The agreement bears interest at rates between 6% and 12% and includes an acceleration clause that requires Cobra to pay within ten days all unpaid amounts if Cobra collects $100 million or more of specified receivables. As of March 31, 2022, $19.3 million was included in “accrued expenses

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and other current liabilities” in the accompanying unaudited condensed consolidated balance sheet related to the settlement.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal RICO statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma Count District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which motion is under consideration by the federal court. The Company and Cobra filed a motion to dismiss on January 31, 2022, which is expected to be fully briefed by March 7, 2022. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico arising from essentially the same facts as Foreman's action and asserting violations of federal RICO statutes and certain state law claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On June 19, 2018, Wendco of Puerto Rico Inc. filed a putative class action lawsuit in the Commonwealth of Puerto Rico styled Wendco of Puerto Rico Inc.; Multisystem Restaurant Inc.; Restaurant Operators Inc.; Apple Caribe, Inc.; on their own behalf and in representation of all businesses that conduct business in the Commonwealth of Puerto Rico vs. Mammoth Energy Services Inc.; Cobra Acquisitions LLC; D. Grimm Puerto Rico, LLC, et al. The plaintiffs allege that the defendants caused power outages in Puerto Rico while performing restoration work on Puerto Rico’s electrical network following Hurricanes Irma and Maria in 2017, thereby interrupting commercial activities and causing economic loss. The parties have agreed to a settlement and the case has been dismissed.

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

On March 20, 2019, EJ LeJeune, a former employee of ESPADA Logistics and Security Group, LLC and ESPADA Caribbean LLC (together, “ESPADA”) filed a putative collective and class action complaint in LeJeune v. Mammoth Energy Services, Inc. d/b/a Cobra Energy & ESPADA Logistics and Security Group, LLC, Case No. 5:19-cv-00286-JKP-ESC, in the U.S. District Court for the Western District of Texas. On August 5, 2019, the Court granted the plaintiff’s motion for leave to amend his complaint, dismissing Mammoth Energy Services, Inc. as a defendant, adding Cobra Acquisitions LLC (“Cobra”) as a defendant, and adding ESPADA Caribbean LLC and two officers of ESPADA—James Jorrie and Jennifer Gay Jorrie—as defendants. The amended complaint alleged that the defendants jointly employed the plaintiff and all similarly situated workers and failed to pay them overtime as required by the Fair Labor Standards Act and Puerto Rico law. The complaint also alleged the following violations of Puerto Rico law: illegal deductions from workers’ wages, failure to timely pay all wages owed, failure to pay a required severance when terminating workers without just cause, failure to pay for all hours worked, failure to provide required meal periods, and failure to pay a statutorily required bonus to eligible workers. Mr. LeJeune sought to represent a class of workers allegedly employed by one or more defendants and paid a flat amount for each day worked regardless of how many hours were worked. The

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
complaint seeks back wages, including overtime wages owed, liquidated damages equal to the overtime wages owed, attorneys’ fees, costs, and pre- and post-judgment interest. On June 16, 2020, Cobra answered Mr. LeJeune’s amended complaint, denying that it employed Mr. LeJeune and the putative class members and denying that they were entitled to relief from Cobra. All other defendants answered the amended complaint. The parties stipulated to conditional certification of a collective action, and on August 14, 2020, the Court ordered that notice be sent to all individuals engaged by ESPADA to provide services to Cobra in Puerto Rico on or after January 21, 2017 who were paid a day-rate. Notice was sent to putative class members on September 15, 2020, and the opt-in period closed on November 14, 2020. The parties informed the Court that that the plaintiff and the ESPADA defendants reached a settlement on November 5, 2021, and subsequently, that a settlement was reached between the plaintiffs and Cobra on December 6, 2021. A stipulation of dismissal as to all parties was filed with the Court and the case was dismissed on January 19, 2022.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. The arbitrations remain pending. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. All complainants and the respondents have paid the filing fees necessary to initiate the arbitrations. The parties are currently engaged in discovery. The Company believes these claims are without merit and is vigorously defending the arbitrations. However, at this time, the Company is not able to predict the outcomes of these proceedings or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. The Company is continuing to cooperate with the related investigation. On April 11, 2022, counsel for the former FEMA official and the former president of Cobra notified the Court that they had reached in principle a plea agreement pursuant to Federal of Criminal Procedures 11(c)(1)(C). On April 19, 2022, the two remaining defendants notified the court that a plea agreement had been finalized, although no details of the terms of the plea agreement were provided to the court. On April 29, 2022, the federal judge overseeing the case recused himself from any further consideration of the matter and the case was assigned to a new judge. The federal judge did not provide an explanation for his recusal. The plea hearing has been rescheduled for May 18, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on the Company. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. Subsequent to the indictment, the Company received (i) a preservation request letter from the United States Securities and Exchange Commission (“SEC”) related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. Both the aforementioned SEC and DOJ investigations are in connection with the issues raised in the criminal matter. Following the resignation of Jonathan Yellen from the Company’s board of directors and the matters raised in the Company’s Form 8-K filed on May 14, 2020, the Company received an expanded preservation request from the SEC. The Company is cooperating with both the SEC and DOJ and is not able to predict the outcome of these investigations or if either will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The case is currently subject to a statutory stay pending a ruling on the appeal of anti-SLAPP motions to dismiss filed by certain defendants. The Company believes

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there is a parallel arbitration proceeding that has been initiated in which certain Defendants are seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party. On June 24, 2021, the arbitration panel ruled in favor of Cobra. Subsequently, the trial Court in this action granted Cobra, the Company and Straehla’s motion to compel arbitration. On March 22, 2022, Alpha Lobo filed a Petition for Writ of Mandamus in the Fourth Court of Appeals, San Antonio, Texas, seeking to overturn the order compelling arbitration. The appellate court has not requested a response or ruled on the Mandamus.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2022 and 2021, the Company paid $0.4 million and $0.5 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of March 31, 2022, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of March 31, 2022, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2021, the Company included Aquawolf in its “All Other” reconciling column. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2021, the Company changed its presentation in 2021 to move Aquawolf to the Infrastructure segment. The results for the three months ended March 31, 2021 have been retroactively adjusted to reflect this change.

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

During certain of the periods presented, the Company also provided aviation services, coil tubing services, equipment rental services, crude oil hauling services, remote accommodation and equipment manufacturing. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three months ended March 31, 2022	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$23,009	$23,630	$8,347	$2,852	$4,460	$—	$62,298
Intersegment revenues	—	244	832	3	272	(1,351)	—
Total revenue	23,009	23,874	9,179	2,855	4,732	(1,351)	62,298
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	18,887	21,839	7,788	2,372	3,594	—	54,480
Intersegment cost of revenues	16	1,031	—	160	70	(1,277)	—
Total cost of revenue	18,903	22,870	7,788	2,532	3,664	(1,277)	54,480
Selling, general and administrative	4,645	2,039	828	292	864	—	8,668
Depreciation, depletion, amortization and accretion	4,314	6,444	1,795	1,680	2,934	—	17,167
Operating loss	(4,853)	(7,479)	(1,232)	(1,649)	(2,730)	(74)	(18,017)
Interest expense, net	1,542	371	162	104	170	—	2,349
Other (income) expense, net	(9,587)	(49)	(79)	—	478	—	(9,237)
Income (loss) before income taxes	$3,192	$(7,801)	$(1,315)	$(1,753)	$(3,378)	$(74)	$(11,129)

Three months ended March 31, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$30,200	$22,901	$8,705	$919	$4,079	$—	$66,804
Intersegment revenues	—	54	—	14	640	(708)	—
Total revenue	30,200	22,955	8,705	933	4,719	(708)	66,804
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	27,377	9,003	5,862	1,604	4,234	—	48,080
Intersegment cost of revenues	45	394	—	—	269	(708)	—
Total cost of revenue	27,422	9,397	5,862	1,604	4,503	(708)	48,080
Selling, general and administrative	3,739	10,612	2,049	422	1,202	—	18,024
Depreciation, depletion, amortization and accretion	6,667	6,683	2,140	2,165	3,491	—	21,146
Operating income (loss)	(7,628)	(3,737)	(1,346)	(3,258)	(4,477)	—	(20,446)
Interest expense, net	669	254	93	63	146	—	1,225
Other (income) expense, net	(6,486)	439	(794)	(9)	242	—	(6,608)
Income (loss) before income taxes	$(1,811)	$(4,430)	$(645)	$(3,312)	$(4,865)	$—	$(15,063)

	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
As of March 31, 2022:
Total assets	$424,987	$53,000	$150,849	$27,316	$121,507	$(75,212)	$702,447
As of December 31, 2021:
Total assets	$427,626	$56,036	$156,519	$27,457	$129,202	$(75,948)	$720,892

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
Subsequent to March 31, 2022, the Company entered into a three-year lease agreement for its corporate headquarters with aggregate commitments of $1.8 million.

Subsequent to March 31, 2022, the Company ordered additional equipment with aggregate commitments of $1.7 million, primarily for its well completion segment.

Subsequent to March 31, 2022, the Company issued an additional performance and payment bond totaling $1.5 million related to its infrastructure segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 3, 2022 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Overview

    We are an integrated, growth-oriented energy services company focused on the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services businesses. We also provide products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserves. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes infrastructure services, well completion services, natural sand proppant services, drilling services and other services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in maintaining and improving electrical infrastructure as well as in increasing the ultimate recovery and present value of production streams from unconventional resources. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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

Overview of Our Services and Industry Conditions

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

Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues from our infrastructure services declined in 2021 as a result of certain management changes, which resulted in crew departures, as well as a decline in storm restoration activities. Although revenue from our infrastructure services continued to improve quarter-over-quarter in the first quarter of 2022, as compared to the fourth quarter of 2021, infrastructure service revenue declined as compared to the first quarter of 2021 due to a decline in storm restoration activities. Our infrastructure services business has also been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of March 31, 2022, PREPA, which is currently subject to bankruptcy proceedings, owed us approximately $227 million for services performed excluding approximately $121 million of interest charged on these delinquent balances as of March 31, 2022. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. We continue to vigorously pursue numerous avenues to collect our receivable from PREPA for work performed by Cobra. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity, results of operations and financial condition. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. We are continuing to cooperate with the related investigation. On April 11, 2022, counsel for the former FEMA official and the former president of Cobra notified the Court that they had reached in principle a plea agreement pursuant to Federal of Criminal Procedures 11(c)(1)(C). On April 19, 2022, the two remaining defendants notified the court that a plea agreement had been finalized, although no details of the terms of the plea agreement were provided to the Court. On April 29, 2022, the federal judge overseeing the case recused himself from any further consideration of the matter and the case was assigned to a new judge. The federal judge did not provide an explanation for his recusal. The plea hearing has been rescheduled for May 18, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under it contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

During the third quarter of 2021, we made leadership changes in our infrastructure group and have focused on cutting costs, improving margins and enhancing accountability across the division. Our crew count increased from approximately 82 crews as of December 31, 2021 to approximately 87 crews as of March 31, 2022. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling this sector later this year and into 2023. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects. In late 2021, we were awarded a fiber installation contract as well as an electric vehicle charging station engineering contract. Both of these projects are currently in process.

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

Well Completion and Drilling Services

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and record level commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services in the first quarter 2022 and we expect both pricing and utilization to continue to improve throughout 2022 as a result of an increase in budgets for publicly traded exploration and production companies in 2022 as compared to 2021. The current Russian/Ukrainian military conflict and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

In response to market conditions, we have temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services. As of May 5, 2022, we were operating three of our six pressure pumping fleets. As discussed above, market fundamentals are improving, but continue to remain challenging for our oilfield businesses, and we expect this trend to continue. Subject to our liquidity requirements, we expect to be ready to ramp up our oilfield service offerings when oilfield demand, pricing and margins further strengthen.

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

Natural Sand Proppant Services

In our natural sand proppant services business, we have experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase during the first quarter of 2022, as we saw an increase in the volume of sand sold. The increase in activity in the first quarter of 2022 resulted in an increase in pricing for our sand and we expect that prices will continue to improve throughout 2022.

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

As the oilfield services and natural sand proppant industries continue to rebound from the significant economic impacts of 2020 and 2021, we expect more momentum in terms of activity, pricing, scheduling and new bidding inquiries in the second quarter and second half of 2022. We believe our diverse portfolio of services and ability to adapt quickly to changing environments positions us well in these segments.

Our Response to COVID-19 and Related Market Conditions

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also continuing to monitor the industry and market conditions resulting from the COVID-19 pandemic and have taken mitigating steps in an effort to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the adverse conditions recur. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity markets, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

We continue to mitigate the myriad of external challenges in today’s economic environment as we remain disciplined with our spending to continue to improve Mammoth’s cost structure and focus on enhancing value for our stockholders.

First Quarter 2022 Financial Overview

•Net loss for the first quarter of 2022 was $14.8 million, or $0.32 loss per diluted share, as compared to net loss of $12.4 million, or $0.27 loss per diluted share, for the first quarter of 2021.

•Adjusted EBITDA (as defined and reconciled below) increased slightly to $9.3 million for the first quarter of 2022, as compared to $9.2 million for the first quarter of 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenue:
Infrastructure services	$23,009	$30,200
Well completion services	23,874	22,955
Natural sand proppant services	9,179	8,705
Drilling services	2,855	933
Other services	4,732	4,719
Eliminations	(1,351)	(708)
Total revenue	62,298	66,804

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $4,306 and $6,656, respectively, for the three months ended March 31, 2022 and 2021)	18,903	27,422
Well completion services (exclusive of depreciation and amortization of $6,437 and $6,679, respectively, for the three months ended March 31, 2022 and 2021)	22,870	9,397
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,792 and $2,137, respectively, for the three months ended March 31, 2022 and 2021)	7,788	5,862
Drilling services (exclusive of depreciation and amortization of $1,680 and $2,165, respectively, for the three months ended March 31, 2022 and 2021)	2,532	1,604
Other services (exclusive of depreciation and amortization of $2,933 and $3,489, respectively, for the three months ended March 31, 2022 and 2021)	3,664	4,503
Eliminations	(1,277)	(708)
Total cost of revenue	54,480	48,080
Selling, general and administrative expenses	8,668	18,024
Depreciation, depletion, amortization and accretion	17,167	21,146
Operating loss	(18,017)	(20,446)
Interest expense, net	(2,349)	(1,225)
Other income, net	9,237	6,608
Loss before income taxes	(11,129)	(15,063)
Benefit for income taxes	3,688	(2,623)
Net loss	$(14,817)	$(12,440)

    Revenue. Revenue for the three months ended March 31, 2022 decreased $4.5 million, or 7%, to $62.3 million from $66.8 million for the three months ended March 31, 2021. The decrease in total revenue is primarily attributable to a decline in infrastructure services revenue during the three months ended March 31, 2022. Revenue derived from related parties was $0.3 million for the three months ended March 31, 2022 and $17.1 million, or 26% of our total revenue, for the three months ended March 31, 2021. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts and the litigation related to the pressure pumping contract, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Following its emergence from bankruptcy, Gulfport is no longer a related party. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue decreased $7.2 million, or 24%, to $23.0 million for the three months ended March 31, 2022 from $30.2 million for the three months ended March 31, 2021 primarily due to a decline in storm activity during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulting in a $9.7 million decline in storm restoration revenue.

    Well Completion Services. Well completion services division revenue increased $0.9, or 4%, to $23.9 million for the three months ended March 31, 2022 from $23.0 million for the three months ended March 31, 2021. Revenue derived from related parties was $14.8 million, or 65% of total well completion revenue, for the three months ended March 31, 2021. We did not recognize any related party revenue for the three months ended March 31, 2022. All of our well completion related party revenue for the three months ended March 31, 2021 was derived from Gulfport under a pressure pumping contract. For additional information regarding the status of this contract and the litigation related to this contract, see “Industry Overview – Oil and Natural Gas Industry” above and Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this report.

    The increase in our well completion services revenue was primarily driven by a 57% increase in the number of stages completed from 445 for the three months ended March 31, 2021 to 699 for the three months ended March 31, 2022 as well as an increase in sand and chemical materials revenue. An average of 1.6 of our fleets were active for the three months ended March 31, 2022 as compared to an average of 0.9 fleets for the three months ended March 31, 2021. These increases were partially offset by a decline in revenue from our contract with Gulfport of $14.8 million.

    Natural Sand Proppant Services. Natural sand proppant services division revenue increased $0.5 million, or 6%, to $9.2 million for the three months ended March 31, 2022, from $8.7 million for the three months ended March 31, 2021. Revenue derived from related parties was $1.9 million, or 22% of total sand revenue, for the three months ended March 31, 2021. We did not recognize any related party revenue for the three months ended March 31, 2022. All of our related party revenue for the three months ended March 31, 2021 was derived from Gulfport under a sand supply contract. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Natural Sand Proppant Industry” above and Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenue, consisting of revenue derived from our pressure pumping segment, was $0.8 million, or 9% of total sand revenue, for the three months ended March 31, 2022. The natural sand proppant services division did not have inter-segment revenues for the three months ended March 31, 2021.

    The increase in our natural sand proppant services revenue was primarily attributable to a 92% increase in tons of sand sold from 170,974 tons for the three months ended March 31, 2021 to 328,591 tons for the three months ended March 31, 2022, and a 27% increase in the average price per ton of sand sold from $16.83 per ton during the three months ended March 31, 2021 to $21.44 per ton during the three months ended March 31, 2022. These increases were partially offset by a decrease in shortfall revenue totaling $4.9 million.

Drilling Services. Drilling services division revenue increased $2.0 million, or 222%, to $2.9 million for the three months ended March 31, 2022 as compared to $0.9 million for the three months ended March 31, 2021. The increase is primarily due to increased utilization for our directional drilling business from 18% for the three months ended March 31, 2021 to 48% for the three months ended March 31, 2022.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, remained flat at approximately $4.7 million.  Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

An average of 222 pieces of equipment was rented to customers during the three months ended March 31, 2022, an increase of 136% from an average of 94 pieces of equipment rented to customers during the three months ended March 31, 2021, resulting in an increase to revenue of $0.7 million. Due to market conditions, we have temporarily shut down our crude oil hauling business beginning in July 2021, resulting in a decline in revenue of approximately $0.7 million.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $6.4 million from $48.1 million, or 72% of total revenue, for the three months ended March 31, 2021 to $54.5 million, or 87% of total revenue, for the three months ended March 31, 2022. The increase is primarily due to an increase in cost of revenue for the well completion services division, partially offset by a decrease in cost of revenue for the infrastructure services division. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $8.5 million, or 31%, to $18.9 million for the three months ended March 31, 2022 from $27.4 million for the three months ended March 31, 2021, primarily due to a decline in storm activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4.3 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively, was 82% and 91% for the three months ended March 31, 2022 and 2021, respectively. The decline as a percentage of revenue is primarily due to declines in labor related costs and equipment rental costs as a percentage of revenue.

    Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $13.5 million, or 143%, to $22.9 million for the three months ended March 31, 2022 from $9.4 million for the three months ended March 31, 2021, primarily due to an increase in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $6.4 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively, was 96% and 41% for the three months ended March 31, 2022 and 2021, respectively. The increase as a percentage of revenue is primarily due to the recognition of standby revenue during the three months ended March 31, 2021, of which there was a lower percentage of costs recognized compared to the three months ended March 31, 2022. Additionally, during the three months ended March 31, 2022, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the three months ended March 31, 2021.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $1.9 million, or 32%, to $7.8 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $1.8 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, was 85% and 67% for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to the recognition of shortfall revenue during the three months ended March 31, 2021, for which there are no associated costs, compared to the three months ended March 31, 2022.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.9 million, or 56%, to $2.5 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.7 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, was 89% and 172% for the three months ended March 31, 2022 and 2021, respectively. The decline is primarily due to an increase in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.8 million, or 18%, to $3.7 million for the three months ended March 31, 2022 from $4.5 million for the three months ended March 31, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.9 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively, was 77% and 95% for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily due to a decline in labor costs as a percentage of revenue.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash expenses:
Compensation and benefits	$2,983	$4,694
Professional services(a)	3,637	581
Other(b)	1,906	2,342
Total cash SG&A expense	8,526	7,617
Non-cash expenses:
Bad debt provision(c)	(99)	10,125
Stock based compensation	241	282
Total non-cash SG&A expense	142	10,407
Total SG&A expense	$8,668	$18,024
a.    Certain legal expenses totaling $2.8 million were reclassified to Other, net for the three months ended March 31, 2021. The increase in professional fees is primarily due to an increase in legal expenses for matters related to ongoing operations.
b.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the three months ended March 31, 2021 includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries. See “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $3.9 million, or 19%, to $17.2 million for the three months ended March 31, 2022 from $21.1 million for the three months ended March 31, 2021. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

    Operating Loss. We reported an operating loss of $18.0 million for the three months ended March 31, 2022 compared to an operating loss of $20.4 million for the three months ended March 31, 2021. The decrease in operating loss is primarily due to a decline in costs as a percentage of revenue as well as increased activity in our well completion, drilling and natural sand proppant services.

    Interest Expense, Net. Interest expense, net increased $1.1 million, or 92%, to $2.3 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. The increase is primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income (Expense), Net. Other income increased $2.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decline in legal costs related to matters unrelated to ongoing operations.

    Income Taxes. We recorded an income tax benefit of $3.7 million on pre-tax losses of $11.1 million for the three months ended March 31, 2022 compared to an income tax expense of $2.6 million on pre-tax losses of $15.1 million for the three months ended March 31, 2021. Our effective tax rates were 33% and 17% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net loss before depreciation, depletion, amortization and accretion, stock based compensation, interest expense, net, other income, net (which is comprised of the (gain) or loss on disposal of long-lived assets, interest on trade accounts receivable and certain legal expenses) and benefit for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021
Net loss	$(14,817)	$(12,440)
Depreciation, depletion, amortization and accretion expense	17,167	21,146
Stock based compensation	241	344
Interest expense, net	2,349	1,225
Other income, net	(9,237)	(6,608)
Benefit for income taxes	3,688	(2,623)
Interest on trade accounts receivable	9,862	8,158
Adjusted EBITDA	$9,253	$9,202

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021
Net income (loss)	$125	$(4,240)
Depreciation and amortization expense	4,314	6,667
Stock based compensation	98	138
Interest expense	1,542	669
Other income, net	(9,587)	(6,486)
Provision for income taxes	3,067	2,429
Interest on trade accounts receivable	9,862	8,673
Adjusted EBITDA	$9,421	$7,850

Well Completion Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021
Net loss	$(7,801)	$(4,430)
Depreciation and amortization expense	6,444	6,683
Stock based compensation	87	83
Interest expense	371	254
Other (income) expense, net	(49)	439
Interest on trade accounts receivable	—	(514)
Adjusted EBITDA	$(948)	$2,515

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021
Net loss	$(1,315)	$(645)
Depreciation, depletion, amortization and accretion expense	1,795	2,140
Stock based compensation	34	64
Interest expense	162	93
Other income, net	(79)	(794)
Interest on trade accounts receivable	—	(1)
Adjusted EBITDA	$597	$857

Drilling Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021
Net loss	$(1,753)	$(3,312)
Depreciation expense	1,680	2,165
Stock based compensation	5	38
Interest expense	104	63
Other income, net	—	(9)
Adjusted EBITDA	$36	$(1,055)

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2022	2021
Net (loss) income	$(3,999)	$187
Depreciation, amortization and accretion expense	2,934	3,491
Stock based compensation	17	21
Interest expense, net	170	146
Other expense, net	478	242
Provision (benefit) for income taxes	621	(5,052)
Adjusted EBITDA	$221	$(965)
a.    Includes results for our aviation, equipment rentals, crude oil hauling, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$8,118	$9,899
Revolving credit facility availability	112,477	118,948
Less long-term debt	(87,458)	(85,240)
Less available borrowing capacity reserve	(7,500)	(10,000)
Less letter of credit facilities (bonding program)	—	(1,000)
Less letter of credit facilities (insurance programs)	(3,389)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	289,403	280,651
Total	$307,502	$305,219
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $144.7 million and cash and cash equivalents of $8.1 million from total current assets of $442.2 million as of March 31, 2022. As of December 31, 2021, net working capital (less cash) is calculated by subtracting total current liabilities of $150.2 million and cash and cash equivalents of $9.9 million from total current assets of $440.8 million. Amounts include receivables due from PREPA of $347.6 million at March 31, 2022 and $337.8 million at December 31, 2021 and corresponding liabilities of $42.5 million at March 31, 2022 and $42.3 million at December 31, 2021.

    As of May 5, 2022, we had cash on hand of $6.9 million and outstanding borrowings under our revolving credit facility of $84.7 million, leaving an aggregate of $10.3 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the financial covenants under our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(2,381)	$14,234
Net cash (used in) provided by investing activities	(144)	309
Net cash provided by (used in) financing activities	736	(15,024)
Effect of foreign exchange rate on cash	8	25
Net change in cash	$(1,781)	$(456)

Operating Activities

    Net cash used in operating activities was $2.4 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $14.2 million for the three months ended March 31, 2021. The change in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable.

Investing Activities

    Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022, compared to net cash provided by investing activities of $0.3 million for the three months ended March 31, 2021. Cash used in investing activities was primarily used to purchase property and equipment that is utilized to provide our services, which was offset by proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Infrastructure services(a)	$398	$189
Well completion services(b)	801	508
Natural sand proppant services(c)	—	408
Drilling services(d)	2	37
Other(e)	60	102
Eliminations	(79)	(96)
Total capital expenditures	$1,182	$1,148
a.     Capital expenditures primarily for tooling and other equipment for the three months ended March 31, 2022 and 2021.
b.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions for the three months ended March 31, 2022 and 2021.
c.    Capital expenditures primarily for maintenance for the three months ended March 31, 2021.
d.    Capital expenditures primarily for maintenance for the three months ended March 31, 2022 and 2021.
e.    Capital expenditures primarily for equipment for our rental business for the three months ended March 31, 2022 and 2021.

Financing Activities

    Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $15.0 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to net borrowings under our revolving credit facility of $2.2 million, partially offset by principal payments on financing leases and equipment financing notes totaling $1.5 million. Net cash used in financing activities for three months ended March 31, 2021 was primarily attributable to net payments under our revolving credit facility of $14.1 million and principal payments on financing leases and equipment financing notes totaling $0.9 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for the each of three months ended March 31, 2022 and 2021. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $297.5 million and $290.5 million at March 31, 2022 and December 31, 2021, respectively. Our cash balances were $8.1 million and $9.9 million at March 31, 2022 and December 31, 2021, respectively.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At March 31, 2022, we had outstanding borrowings under our revolving credit facility of $86.0 million and $11.5 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $7.5 million reserve out of the available borrowing capacity.

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
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on the accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through March 31, 2022, after which the minimum excess availability covenant increased to $10.0 million.

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of March 31, 2022. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of May 5, 2022, our outstanding borrowings under our amended revolving credit facility were $84.7 million, leaving an aggregate of $10.3 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations. For additional information regarding our amended revolving credit facility and financial covenants thereunder, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation’s assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. As of March 31, 2022, we did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On May 4, 2022, Bank7 granted us a waiver of this event of default.

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations, litigation settlement obligations and other known contingencies. However, future cash flows are subject to a number of variables (including receipt of payments from our customers, including PREPA). As of March 31, 2022, PREPA owed Cobra approximately $347.6 million for services performed, including $120.7 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

We currently estimate that during 2022 our aggregate capital expenditures will be $12.0 million, depending upon industry conditions and our financial results. These capital expenditures include $2.0 million in our infrastructure segment for assets for additional equipment, $9.5 million in our well completion segment for conversion of a portion of our fleet to include Dynamic Gas BlendingTM (DGB) or “dual-fuel” capabilities and maintenance to our existing pressure pumping fleet and $0.5 million for our other divisions, primarily for additional equipment for our rental business.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and record level commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services in the first quarter 2022 and we expect both pricing and utilization to continue to improve throughout 2022 as a result of an increase in budgets for publicly traded exploration and production companies in 2022 as compared to 2021. The current Russian/Ukrainian military conflict and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

Although the levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries continue to improve, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $8.1 million at March 31, 2022. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate plus an applicable margin. Additionally, at our request, outstanding balances are permitted to be converted to LIBOR rate plus applicable margin tranches. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by half a percentage point on May 4, 2022 and may continue to further increase interest rates in 2022 in an effort to curb the rising inflation) and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. The applicable margin for either the base rate or the LIBOR rate option can vary from 2.0% to 3.5%, based upon a calculation of the excess availability of the line as a percentage of the maximum credit limit. At March 31, 2022, we had outstanding borrowings under our revolving credit facility of $86.0 million with a weighted average interest rate of 4.79%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.9 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2022, we had $1.6 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.01 million as of March 31, 2022. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the COVID-19 pandemic, the volatility in commodity prices, the reduction in demand for our services and challenging macroeconomic conditions.

Specifically, we had receivables due from PREPA totaling $347.6 million, including $120.7 million of interest charges, as of March 31, 2022. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

Seasonality

    We provide infrastructure services in the northeast, southwest and midwest portions of the United States. We provide well completion and drilling services primarily in the Utica, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. A portion of our revenues are generated in Ohio, Wisconsin, Minnesota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

    Although the impact of inflation has been insignificant on our operations in prior years, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. In line with market expectations, on May 4, 2022, the Federal Reserve increased its benchmark interest rate by half a percentage point in the largest rate move since 2000 to curb the rising inflation. If the efforts to control inflation are not successful and inflationary pressures persist, our business, results of operations and financial condition may be adversely affected.

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

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims, employment related disputes, arbitrations, class actions and other litigation. We are also involved, from time to time, in reviews, investigations, subpoenas and other proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which regulatory matters, if determined adversely to us, could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 18 “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2022, as updated by an additional risk factor included below. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions”

We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.

All of our infrastructure, well completion, natural sand proppant drilling and other services are concentrated in North America. However, the broader consequences of the Russian-Ukrainian conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, which would adversely impact the oilfield services industry, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of this military conflict’s effect on our business and results of operations as well as on the global economy, energy markets and industries in which we operate.

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

Item 5. Other Information

Not applicable.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2022, by and among the Company, certain of its subsidiaries, PNC Bank, National Association, as a lender and administrative agent for the lender, and other lenders party thereto	10-K	001-37917	3/4/2022	10.29
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	May 9, 2022	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	May 9, 2022	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer