Form 10-Q
period 2022-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2022-08-02
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 26, 2022, there were 47,312,270 shares of common stock, $0.01 par value, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report, our Annual Report on Form 10–K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors;
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
•our ability to continue to grow our infrastructure services segment or recommence certain of our suspended oilfield services;
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
•the outcome or settlement of our litigation matters discussed in this report, including the adverse impact of the settlement with MasTec Renewables Puerto Rico, LLC (“MasTec”), on our financial condition and cash flows;
•our ability to make the two remaining installments under the litigation settlement agreement with MasTec discussed in this report;
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
•technology;
•civil unrest, war, military conflicts or terrorist attacks;

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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2022	2021
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$12,729	$9,899
Short-term investment	1,765	1,762
Accounts receivable, net	430,443	407,550
Receivables from related parties, net	193	88
Inventories	8,000	8,366
Prepaid expenses	7,919	12,381
Other current assets	645	737
Total current assets	461,694	440,783

Property, plant and equipment, net	145,905	176,586
Sand reserves	64,141	64,641
Operating lease right-of-use assets	11,654	12,168
Intangible assets, net	2,171	2,561
Goodwill	11,717	11,717
Deferred income tax asset	2,228	8,094
Other non-current assets	3,620	4,342
Total assets	$703,130	$720,892
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$38,618	$37,560
Accrued expenses and other current liabilities	55,484	62,516
Current operating lease liability	5,655	5,942
Current portion of long-term debt	1,505	1,468
Income taxes payable	43,660	42,748
Total current liabilities	144,922	150,234

Long-term debt, net of current portion	83,969	85,240
Deferred income tax liabilities	1,611	865
Long-term operating lease liability	5,840	5,918
Asset retirement obligations	3,952	3,720
Other long-term liabilities	12,537	11,693
Total liabilities	252,831	257,670

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,312,270 and 46,684,065 issued and outstanding at June 30, 2022 and December 31, 2021	473	467
Additional paid in capital	538,656	538,221
Accumulated deficit	(85,649)	(72,535)
Accumulated other comprehensive loss	(3,181)	(2,931)
Total equity	450,299	463,222
Total liabilities and equity	$703,130	$720,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	(in thousands, except per share amounts)
Services revenue	$75,459	$40,867	$129,126	$83,558
Services revenue - related parties	395	90	669	15,076
Product revenue	13,824	6,483	22,181	13,465
Product revenue - related parties	—	—	—	2,145
Total revenue	89,678	47,440	151,976	114,244

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $15,404, $30,759, $17,861 and $36,850, respectively, for the three and six months ended June 30, 2022 and three and six months ended June 30, 2021)	58,433	43,103	105,000	85,165
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and six months ended June 30, 2022 and three and six months ended June 30, 2021)	128	107	263	216
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,055, $3,847, $2,384 and $4,521, respectively, for the three and six months ended June 30, 2022 and three and six months ended June 30, 2021)	10,225	7,165	18,003	13,074
Selling, general and administrative (Note 11)	8,206	9,668	16,874	27,499
Selling, general and administrative - related parties (Note 11)	—	192	—	385
Depreciation, depletion, amortization and accretion	17,476	20,265	34,643	41,411
Total cost and expenses	94,468	80,500	174,783	167,750
Operating loss	(4,790)	(33,060)	(22,807)	(53,506)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,659)	(1,169)	(5,008)	(2,394)
Other income (expense), net	13,087	(17,121)	22,324	(9,998)
Other expense, net - related parties	—	—	—	(515)
Total other income (expense)	10,428	(18,290)	17,316	(12,907)
Income (loss) before income taxes	5,638	(51,350)	(5,491)	(66,413)
Provision (benefit) for income taxes	3,935	(16,560)	7,623	(19,183)
Net income (loss)	$1,703	$(34,790)	$(13,114)	$(47,230)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $0, $0, $63 and $(680), respectively, for the three and six months ended June 30, 2022 and three and six months ended June 30, 2021	(448)	239	(250)	407
Comprehensive income (loss)	$1,255	$(34,551)	$(13,364)	$(46,823)

Net income (loss) per share (basic) (Note 14)	$0.04	$(0.75)	$(0.28)	$(1.02)
Net income (loss) per share (diluted) (Note 14)	$0.04	$(0.75)	$(0.28)	$(1.02)
Weighted average number of shares outstanding (basic) (Note 14)	47,225	46,402	47,036	46,168
Weighted average number of shares outstanding (diluted) (Note 14)	47,634	46,402	47,036	46,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2022
					Accumulated
			Retained	Additional	Other
	Common Stock		(Deficit)	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2022	47,184	$472	$(87,352)	$538,457	$(2,733)	$448,844
Stock based compensation	128	1	—	199	—	200
Net income	—	—	1,703	—	—	1,703
Other comprehensive loss	—	—	—	—	(448)	(448)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299

	Three Months Ended June 30, 2021
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2021	46,272	$463	$16,455	$537,378	$(2,897)	$551,399
Stock based compensation	409	4	—	350	—	354
Net loss	—	—	(34,790)	—	—	(34,790)
Other comprehensive income	—	—	—	—	239	239
Balance at June 30, 2021	46,681	$467	$(18,335)	$537,728	$(2,658)	$517,202

	Six Months Ended June 30, 2022
					Accumulated
			Retained	Additional	Other
	Common Stock		(Deficit)	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	435	—	441
Net loss	—	—	(13,114)	—	—	(13,114)
Other comprehensive loss	—	—	—	—	(250)	(250)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299

	Six Months Ended June 30, 2021
					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	912	9	—	689	—	698
Net loss	—	—	(47,230)	—	—	(47,230)
Other comprehensive income	—	—	—	—	407	407
Balance at June 30, 2021	46,681	$467	$(18,335)	$537,728	$(2,658)	$517,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,114)	$(47,230)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock based compensation	441	698
Depreciation, depletion, accretion and amortization	34,643	41,411
Amortization of debt origination costs	375	296
Bad debt (recoveries) expense	(115)	10,201
Gain on disposal of property and equipment	(3,650)	(1,599)
Deferred income taxes	6,612	(20,898)
Other	449	548
Changes in assets and liabilities:
Accounts receivable, net	(22,480)	(30,386)
Receivables from related parties, net	(105)	28,381
Inventories	366	1,808
Prepaid expenses and other assets	4,567	5,923
Accounts payable	(2,132)	(1,546)
Accrued expenses and other liabilities	(7,407)	15,756
Income taxes payable	912	1,107
Net cash (used in) provided by operating activities	(638)	4,471

Cash flows from investing activities:
Purchases of property and equipment	(3,968)	(1,709)
Proceeds from disposal of property and equipment	7,447	4,632
Net cash provided by investing activities	3,479	2,923

Cash flows from financing activities:
Borrowings on long-term debt	83,000	12,000
Repayments of long-term debt	(84,241)	(30,269)
Proceeds from sale leaseback transaction	4,589	9,473
Payments on sale leaseback transaction	(2,094)	(1,278)
Principal payments on financing leases and equipment financing notes	(1,197)	(1,140)
Net cash provided by (used in) financing activities	57	(11,214)
Effect of foreign exchange rate on cash	(68)	36
Net change in cash and cash equivalents	2,830	(3,784)
Cash and cash equivalents at beginning of period	9,899	14,822
Cash and cash equivalents at end of period	$12,729	$11,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,792	$2,134
Cash paid for income taxes, net of refunds received	$98	$964
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,733	$2,035

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company adopted a new accounting policy related to the classification of certain legal expenses. For matters related to ongoing operations, the Company continues to present legal expense as selling, general and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
administrative. For matters determined to be unrelated to ongoing operations, the Company classifies the legal expenses according to the nature of the underlying matter. The Company believes that this new accounting policy will more accurately present legal expenses on its consolidated statement of comprehensive income (loss). The adoption of this policy resulted in the reclassification of approximately $2.1 million and $4.9 million, respectively, of legal expenses related to a certain legal settlement from Selling, general and administrative into Other, net on the unaudited condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2021. See Note 18 for additional information related to the Company’s legal matters.
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $10.2 million and $20.0 million, respectively, and $9.0 million and $17.7 million, respectively. These amounts are included in “other, net” on the unaudited condensed consolidated statement of comprehensive income (loss). Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were interest charges of $130.8 million and $110.8 million, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2021 and the six months ended June 30, 2022 (in thousands):

Balance, January 1, 2021	$30,139
Additions charged to bad debt expense	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	273
Additions charged to other income (expense), net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to bad debt expense	(211)
Deductions for uncollectible receivables written off	(83,049)
Balance, December 31, 2021	18,085
Additions charged to bad debt expense	34
Recoveries of receivables previously charged to bad debt expense	(149)
Deductions for uncollectible receivables written off	(14,246)
Balance, June 30, 2022	$3,724

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling a nominal amount and $0.7 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. These additions were charged to bad debt expense based on the factors described above. Also, during the year ended December 31, 2021, the Company recorded additions to allowance for doubtful accounts of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

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

Balance, January 1, 2021	22,581
Additions charged to bad debt expense	41,196
Additions charged to revenue	27,070
Additions charged to other income (expense), net - related parties	1,842
Deductions for uncollectible receivables written off	(80,975)
Balance, December 31, 2021	$11,714
Recoveries of receivables previously charged to bad debt expense	(147)
Deductions for uncollectible receivables written off	(11,567)
Balance, June 30, 2022	$—

PREPA

As of June 30, 2022, PREPA owed Cobra approximately $227.0 million for services performed, excluding $130.8 million of interest charged on these delinquent balances as of June 30, 2022. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. As noted above, in May 2021 FEMA raised two contract compliance issues and concluded that $47 million in costs were not eligible under the contract. PREPA, however, has filed an appeal of the entire $47 million. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. The Company believes these receivables are collectible and no allowance was deemed necessary at June 30, 2022 or December 31, 2021. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2022 and December 31, 2021 and percentages of total revenues derived for the three and six months ended June 30, 2022 and 2021:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2022	2021	2022	2021	2022	2021
Customer A(a)	—%	—%	—%	—%	83%	83%
Customer B(b)	22%	—%	14%	—%	—%	—%
Customer C(c)	1%	10%	11%	11%	—%	—%
Customer D(d)	3%	25%	4%	11%	1%	1%
Customer E(e)	—%	—%	—%	15%	—%	—%
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
e.Customer E was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the unaudited condensed consolidated statements of comprehensive income (loss).

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period was fixed and the right to receive it was unconditional. On December 28, 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract was terminated. Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 18. As a result of this settlement agreement, for the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company’s shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport’s creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive income (loss). See Notes 11 and 18 below.

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of June 30, 2022, the Company had deferred revenue totaling $0.5 million related to shortfall payments. This amount is included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheet. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized revenue totaling $2.6 million during the three and six months ended June 30, 2022, respectively, and $1.0 million and $6.0 million during the three and six months ended June 30, 2021, respectively, related to shortfall programs.

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

Pursuant to its contract with Gulfport, Muskie agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated, each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 18 and Muskie’s contract claim against Gulfport would be allowed under Gulfport’s plan of reorganization in the amount of

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$3.1 million. As a result of this settlement agreement, Muskie recognized bad debt expense of $0.2 million during the third quarter of 2021. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) and the related accounts receivable is included in “accounts receivable, net” in the unaudited condensed consolidated balance sheets as of December 31, 2021. See Notes 11 and 18 below.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2020	$8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	3,250
Deduction for recognition of revenue	(2,675)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	484
Balance, June 30, 2022	$919

The Company did not have any contract assets as of June 30, 2022, December 31, 2021 or December 31, 2020.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company did not have any unsatisfied performance obligations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30,	December 31,
	2022	2021
Supplies	$5,559	$4,557
Raw materials	800	701
Work in process	1,186	2,435
Finished goods	455	673
Total inventories	$8,000	$8,366

5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2022	2021
Pressure pumping equipment	3-5 years	$224,657	$220,414
Drilling rigs and related equipment	3-15 years	111,312	111,478
Machinery and equipment	7-20 years	162,312	166,873
Buildings(a)	15-39 years	43,303	46,006
Vehicles, trucks and trailers	5-10 years	103,126	103,982
Coil tubing equipment	4-10 years	6,685	7,592
Land	N/A	12,717	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,421	18,235
		706,459	711,923
Deposits on equipment and equipment in process of assembly(c)		4,024	3,300
		710,483	715,223
Less: accumulated depreciation(d)		564,578	538,637
Total property, plant and equipment, net		$145,905	$176,586
a.    Included in Buildings at each of June 30, 2022 and December 31, 2021 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of June 30, 2022 and December 31, 2021 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $7.3 million and $6.6 million at June 30, 2022 and December 31, 2021, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the three and six months ended June 30, 2022, proceeds and gains from the sale of equipment damaged or lost down-hole were $0.1 million and $0.5 million, respectively. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three and six months ended June 30, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “other income, net” on the unaudited condensed consolidated statement of comprehensive income (loss). For the three and six months ended June 30, 2022 and 2021, proceeds from the sale of equipment were $6.7 million, $7.2 million, $1.6 million and $2.2 million, respectively, and gains from the sale or disposal of equipment were $2.9 million, $3.1 million, $1.0 million and $1.6 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$16,759	$19,590	$33,685	$40,446
Amortization expense	195	253	389	507
Accretion and depletion expense	522	422	569	458
Depreciation, depletion, amortization and accretion	$17,476	$20,265	$34,643	$41,411

6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the six months ended June 30, 2022 and year ended December 31, 2021 are presented below (in thousands):

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
Balance as of June 30, 2022
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	$—	$9,214	$—	$2,503	$11,717

The Company performed the qualitative assessment described above during the fourth quarter of 2021. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the Stingray Pressure Pumping, Silverback and Aviation reporting units was greater than their carrying value. Accordingly, no further testing was required on these units. Additionally, the Company concluded that the carrying value for its infrastructure reporting unit was greater than its fair value. To determine fair value of the infrastructure reporting unit at December 31, 2021, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with 5 Star and Higher Power, resulting in a $0.9 million impairment charge for 2021. The Company did not recognize any goodwill impairment during the three and six months ended June 30, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2022	2021
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(5,679)	(5,289)
Intangible assets, net	$2,171	$2,561

Amortization expense for intangible assets was $0.2 million, and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The original life of trade names ranges from 10 to 20 years as of June 30, 2022 with a remaining average useful life of 3.5 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2022	$389
2023	779
2024	711
2025	91
2026	91
Thereafter	110
$2,171

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.9 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.1 million and ($0.4) million for the three and six months ended June 30, 2022, respectively, and a nominal amount and ($0.6) million for the three and six ended June 30, 2021, respectively, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued legal settlement(a)	$19,755	$18,966
State and local taxes payable	13,059	13,772
Accrued compensation and benefits	5,218	5,133
Financed insurance premiums(b)	4,635	9,852
Sale-leaseback liability(c)	4,405	3,340
Payroll tax liability	2,052	2,810
Financing leases	1,868	1,834
Insurance reserves	1,136	1,413
Deferred revenue	919	3,250
Other	2,437	2,146
Total accrued expenses and other current liabilities	$55,484	$62,516

Other Long-Term Liabilities
Financing leases	$3,432	$4,375
Sale-leaseback liability(c)	9,105	7,318
Total other long-term liabilities	$12,537	$11,693
a.In June 2021, the Company reached an agreement to settle a certain legal matter. See Note 18 for additional detail.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of June 30, 2022 and December 31, 2021, the applicable interest rate associated with financed insurance premiums ranged from 1.95% to 2.45%.
c.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Debt
Long-term debt included the following (in thousands):

	June 30,	December 31,
	2022	2021
Revolving credit facility	$82,861	$83,370
Aviation note	2,638	3,371
Unamortized debt issuance costs	(25)	(33)
Total debt	85,474	86,708
Less: current portion	1,505	1,468
Total long-term debt	$83,969	$85,240

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

At June 30, 2022, there were outstanding borrowings under the revolving credit facility of $82.9 million and $14.3 million of available borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. At December 31, 2021, there were outstanding borrowings under the revolving credit facility of $83.4 million and $16.5 million of borrowing capacity under the facility, after giving effect to $9.0 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in the revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period under the Third Amendment. The Company was in compliance with the applicable financial covenants under the revolving credit facility as of June 30, 2022.

As of July 26, 2022, there were outstanding borrowings under the revolving credit facility of $84.1 million and $8.2 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

Aviation Note

On November 6, 2020, Leopard Aviation LLC (“Leopard”) and Cobra Aviation entered into a 39-month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation’s assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants.

As of June 30, 2022, the Company did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On July 27, 2022, Bank7 granted the Company a waiver of this event of default. The waiver extended the minimum cash requirement until September 30, 2022.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2022.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash expenses:
Compensation and benefits	$3,137	$3,333	$6,120	$8,027
Professional services(a)	2,724	3,683	6,361	4,264
Other(b)	2,162	2,464	4,068	4,806
Total cash SG&A expense	8,023	9,480	16,549	17,097
Non-cash expenses:
Bad debt provision(c)	(16)	76	(115)	10,201
Stock based compensation	199	304	440	586
Total non-cash SG&A expense	183	380	325	10,787
Total SG&A expense	$8,206	$9,860	$16,874	$27,884
a.    Certain legal expenses totaling $2.1 million and $4.9 million were reclassified to Other, net for the three and six months ended June 30, 2021, respectively. The increase in professional fees is primarily due to an increase in legal expenses for matters related to ongoing operations.
b.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the six months ended June 30, 2021 includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries. See Notes 2 and 18.

12.    Income Taxes
The Company recorded income tax expense of $7.6 million for the six months ended June 30, 2022 compared to income tax benefit of $19.2 million for the six months ended June 30, 2021. The Company’s effective tax rates were (139%) and 29% for the six months ended June 30, 2022 and 2021, respectively.

The effective tax rates for the six months ended June 30, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

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

Lease expense consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,774	$2,410	$3,521	$4,872
Short-term lease expense	22	126	58	364
Finance lease expense:
Amortization of right-of-use assets	402	379	805	767
Interest on lease liabilities	45	47	94	98
Total lease expense	$2,243	$2,962	$4,478	$6,101

Supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$11,654	$12,168
Current operating lease liability	5,655	5,942
Long-term operating lease liability	5,840	5,918
Finance leases:
Property, plant and equipment, net	$5,260	$6,065
Accrued expenses and other current liabilities	1,868	1,834
Other liabilities	3,432	4,375

Other supplemental information related to leases for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,923	$2,431	$3,595	$4,920
Operating cash flows from finance leases	45	47	94	98
Financing cash flows from finance leases	457	397	909	803
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,436	$105	$2,819	$182
Finance leases	—	(72)	—	—

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	2.9 years	3.1 years
Finance leases	3.1 years	3.3 years
Weighted-average discount rate:
Operating leases	3.3%	3.3%
Finance leases	3.3%	3.3%

Maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$3,358	$1,001
2023	4,579	2,262
2024	2,674	965
2025	998	524
2026	146	795
Thereafter	407	—
Total lease payments	12,162	5,547
Less: Present value discount	667	247
Present value of lease payments	$11,495	$5,300

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.9 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings (Loss) Per Share

    Reconciliations of the components of basic and diluted net earnings (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$1,703	$(34,790)	$(13,114)	$(47,230)
Weighted average common shares outstanding	47,225	46,402	47,036	46,168
Basic earnings (loss) per share	$0.04	$(0.75)	$(0.28)	$(1.02)

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$1,703	$(34,790)	$(13,114)	$(47,230)
Weighted average common shares, including dilutive effect(a)	47,634	46,402	47,036	46,168
Diluted earnings (loss) per share	$0.04	$(0.75)	$(0.28)	$(1.02)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the six months ended June 30, 2022 and three and six months ended June 30, 2021 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2021	1,914,782	$1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested shares as of December 31, 2021	1,128,205	1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested shares as of June 30, 2022	728,310	$1.32

As of June 30, 2022, there was $0.8 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 0.8 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

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

Following is a summary of related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2022	2021	2022	2021	2022	2021
		REVENUES				ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$—	$14,812	$—	$—
Muskie and Gulfport	(b)	—	—	—	2,145	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(c)	92	90	152	133	187	85
Panther and El Toro	(d)	303	—	517	131	—	—
Other Relationships		—	—	—	—	6	3
		$395	$90	$669	$17,221	$193	$88

		OTHER				ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$—	$(514)	$—	$—
Muskie and Gulfport	(b)	—	—	—	(1)	—	—
		$—	$—	$—	$(515)	$—	$—
						$193	$88
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

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2022	2021	2022	2021	2022	2021
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$21	$16	$40	$35	$3	$5
The Company and Caliber	(b)	90	63	179	127	—	—
Other Relationships		17	28	44	54	—	—
		$128	$107	$263	$216	$3	$5

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Caliber	(b)	$—	$189	$—	$374	$—	$—
Other		—	3	—	11	—	—
		$—	$192	$—	$385	$—	$—

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

18.    Commitments and Contingencies
Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under purchase obligations in effect at June 30, 2022 were approximately $0.2 million, which are expected to be paid over the next 12 months. Aggregate future payments to purchase capital equipment at June 30, 2022 were approximately $18.5 million, which primarily relate to our pressure pumping business. These payments are expected to be made over the next nine months. Subsequent to June 30, 2022, the Company ordered additional equipment with aggregate commitments of $0.3 million, primarily for its well completion segment.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of June 30, 2022 and December 31, 2021, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of June 30, 2022 and December 31, 2021, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of June 30, 2022 and December 31, 2021, accrued claims were $1.1 million and $1.4 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2022 and December 31, 2021, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of June 30, 2022 and December 31, 2021, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of June 30, 2022 and December 31, 2021, accrued claims were $1.5 million and $1.6 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2022 and December 31, 2021 and no expense was recognized during the six months ended June 30, 2022 or 2021 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2021, outstanding bid bonds totaled $0.6 million. There were no outstanding bid bonds as of June 30, 2022. As of June 30, 2022 and December 31, 2021, outstanding performance and payment bonds totaled $12.1 million and $20.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $7.1 million as of June 30, 2022.

Litigation

As of June 30, 2022, PREPA owed the Company approximately $227.0 million for services performed, excluding $130.8 million of interest charged on these delinquent balances as of June 30, 2022. The Company believes these receivables are

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra, in the U.S. District Court for the Southern District of Florida. Pursuant to its complaint, MasTec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducements to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. Under the agreement, any unpaid amounts will be charged interest at rates between 6% and 12%, and the agreement includes an acceleration clause that requires Cobra to pay within ten days all unpaid amounts if Cobra collects $100 million or more of specified receivables. Neither Cobra nor Mammoth Inc. made the $9.25 million installment payment due on August 1, 2022, but they expect to make this payment, together with the remaining $9.25 million installment due on December 1, 2022 and accrued and unpaid interest on these amounts, on or before December 1, 2022. If Cobra or Mammoth Inc. is unable to make payments on these two installments on or before December 1, 2022, MasTec will have the right to enforce the confessed judgment against Cobra and Mammoth Inc. with respect to these amounts on or after December 2, 2022. As of June 30, 2022, $19.8 million was included in “accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheet related to the settlement.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal RICO statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. The case will now proceed according to a schedule that will be set by the Oklahoma County District Court. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico arising from essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain state law claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference, payment of bribes and other inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. On April 11, 2022, counsel for the former FEMA official and the former president of Cobra notified the Court that they had reached in principle a plea agreement pursuant to Federal of Criminal Procedures 11(c)(1)(C). On April 19, 2022, the two remaining defendants notified the court that a plea agreement had been finalized, although no details of the terms of the plea agreement were provided to the court. On April 29, 2022, the federal judge overseeing the case recused himself from any further consideration of the matter and the case was assigned to a new judge. The federal judge did not provide an explanation for his recusal. The plea hearing was held on May 18, 2022 where both defendants pled guilty to gratuities. The sentencing is scheduled for October 19, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on the Company. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or the Company’s business, financial condition, results of operations or cash flows. With regard to the previously disclosed SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action by the SEC against the Company.

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The case is currently subject to a statutory stay pending a ruling on the appeal of anti-SLAPP motions to dismiss filed by certain defendants. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there is a parallel arbitration proceeding that has been initiated in which certain Defendants are seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party. On June 24, 2021, the arbitration panel ruled in favor of Cobra. Subsequently, the trial Court in this action granted Cobra, the Company and Straehla’s motion to compel arbitration. On March 22, 2022, Alpha Lobo filed a petition for writ of mandamus in the Fourth Court of Appeals, San Antonio, Texas, seeking to overturn the order compelling arbitration. The appellate court has not requested a response or ruled on the Mandamus. On June 28, 2022, Alpha Lobo filed a petition for writ of mandamus with the Texas Supreme Court seeking to overturn the order compelling arbitration.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For each of the six months ended June 30, 2022 and 2021, the Company paid $0.9 million in contributions to the plan.

19.    Reporting Segments
As of June 30, 2022, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of June 30, 2022, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2021, the Company included Aquawolf in its “All Other” reconciling column. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2021, the Company changed its presentation in 2021 to move Aquawolf to the Infrastructure segment. The results for the three and six months ended June 30, 2021 have been retroactively adjusted to reflect this change.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
transactions conducted between segments are eliminated in consolidation. Transactions conducted by companies within the same reporting segment are eliminated within each reporting segment. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

Three months ended June 30, 2022	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$25,587	$43,574	$13,841	$1,952	$4,724	$—	$89,678
Intersegment revenues	—	243	1,618	19	306	(2,186)	—
Total revenue	25,587	43,817	15,459	1,971	5,030	(2,186)	89,678
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	21,808	31,486	9,707	2,034	3,751	—	68,786
Intersegment cost of revenues	15	1,985	—	160	103	(2,263)	—
Total cost of revenue	21,823	33,471	9,707	2,194	3,854	(2,263)	68,786
Selling, general and administrative	4,443	1,884	870	277	732	—	8,206
Depreciation, depletion, amortization and accretion	4,211	6,747	2,058	1,651	2,809	—	17,476
Operating income (loss)	(4,890)	1,715	2,824	(2,151)	(2,365)	77	(4,790)
Interest expense, net	1,755	422	178	121	183	—	2,659
Other (income), net	(10,925)	(157)	(19)	—	(1,986)	—	(13,087)
Income (loss) before income taxes	$4,280	$1,450	$2,665	$(2,272)	$(562)	$77	$5,638

Three months ended June 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$18,420	$17,337	$6,886	$1,130	$3,667	$—	$47,440
Intersegment revenues	—	36	—	17	682	(735)	—
Total revenue	18,420	17,373	6,886	1,147	4,349	(735)	47,440
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	21,062	16,396	7,400	1,568	3,949	—	50,375
Intersegment cost of revenues	50	666	—	—	19	(735)	—
Total cost of revenue	21,112	17,062	7,400	1,568	3,968	(735)	50,375
Selling, general and administrative	5,620	1,893	991	395	961	—	9,860
Depreciation, depletion, amortization and accretion	5,899	6,447	2,387	2,078	3,454	—	20,265
Operating loss	(14,211)	(8,029)	(3,892)	(2,894)	(4,034)	—	(33,060)
Interest expense, net	664	219	90	58	138	—	1,169
Other expense (income), net	18,035	1	(53)	(126)	(736)	—	17,121
Loss before income taxes	$(32,910)	$(8,249)	$(3,929)	$(2,826)	$(3,436)	$—	$(51,350)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2022	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$48,596	$67,202	$22,189	$4,804	$9,185	$—	$151,976
Intersegment revenues	—	489	2,450	22	576	(3,537)	—
Total revenue	48,596	67,691	24,639	4,826	9,761	(3,537)	151,976
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	40,695	53,325	17,495	4,406	7,345	—	123,266
Intersegment cost of revenues	31	3,016	—	321	172	(3,540)	—
Total cost of revenue	40,726	56,341	17,495	4,727	7,517	(3,540)	123,266
Selling, general and administrative	9,088	3,923	1,698	569	1,596	—	16,874
Depreciation, depletion, amortization and accretion	8,525	13,191	3,852	3,331	5,744	—	34,643
Operating income (loss)	(9,743)	(5,764)	1,594	(3,801)	(5,096)	3	(22,807)
Interest expense, net	3,298	793	340	225	352	—	5,008
Other (income), net	(20,512)	(206)	(98)	—	(1,508)	—	(22,324)
Income (loss) before income taxes	$7,471	$(6,351)	$1,352	$(4,026)	$(3,940)	$3	$(5,491)

Six months ended June 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$48,619	$40,238	$15,592	$2,049	$7,746	$—	$114,244
Intersegment revenues	—	90	—	31	1,322	(1,443)	—
Total revenue	48,619	40,328	15,592	2,080	9,068	(1,443)	114,244
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	48,439	25,399	13,262	3,173	8,182	—	98,455
Intersegment cost of revenues	95	1,060	—	—	288	(1,443)	—
Total cost of revenue	48,534	26,459	13,262	3,173	8,470	(1,443)	98,455
Selling, general and administrative	9,359	12,505	3,040	817	2,163	—	27,884
Depreciation, depletion, amortization and accretion	12,566	13,130	4,527	4,243	6,945	—	41,411
Operating loss	(21,840)	(11,766)	(5,237)	(6,153)	(8,510)	—	(53,506)
Interest expense, net	1,333	473	183	121	284	—	2,394
Other (income) expense, net	11,548	440	(847)	(135)	(493)	—	10,513
Loss before income taxes	$(34,721)	$(12,679)	$(4,573)	$(6,139)	$(8,301)	$—	$(66,413)

	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2022:
Total assets	$433,641	$57,172	$145,974	$25,034	$116,421	$(75,112)	$703,130
As of December 31, 2021:
Total assets	$427,626	$56,036	$156,519	$27,457	$129,202	$(75,948)	$720,892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended March 31,2022 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues from our infrastructure services declined in 2021 as a result of certain management changes, which resulted in crew departures, as well as a decline in storm restoration activities. Revenue from our infrastructure services continue to improve quarter-over-quarter in the first and second quarters of 2022, as compared to the fourth quarter of 2021. Our infrastructure services business has also been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of June 30, 2022, PREPA, which is currently subject to bankruptcy proceedings, owed us approximately $227 million for services performed excluding approximately $131 million of interest charged on these delinquent balances as of March 31, 2022. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. We continue to vigorously pursue numerous avenues to collect our receivable from PREPA for work performed by Cobra. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity, results of operations and financial condition. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra pled guilty to gratuities. The sentencing is scheduled for October 19, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under it contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or our business, financial condition, results of operations or cash flows. With regard to the previously disclosed SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action by the SEC against us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these proceedings. Further, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

During the third quarter of 2021, we made leadership changes in our infrastructure group and have focused on cutting costs, improving margins and enhancing accountability across the division. Our crew count increased from approximately 82 crews as of December 31, 2021 to approximately 92 crews as of June 30, 2022. Currently, we have more than 100 crews and we expect to add additional crews in the coming weeks in preparation for the seasonal storm restoration services anticipated in the third and fourth quarter. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling this sector later this year and into 2023. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects. In late 2021, we were awarded a fiber installation contract as well as an electric vehicle charging station engineering contract. Both of these projects are currently in process.

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

Well Completion and Drilling Services

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services in the first half of 2022 and we expect both pricing and utilization to continue to improve throughout 2022 and into 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by improved energy demand and strong commodity prices. The ongoing Russian/Ukrainian war and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

In response to market conditions, we have temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services. As of July 26, 2022, we were operating four of our six pressure pumping fleets. We expect to add one additional pressure pumping fleet into operation during the fourth quarter of 2022. Looking to 2023, we plan to activate our sixth fleet in the first quarter of 2023, and subject to liquidity requirements, we have plans to acquire or build a new Tier 4, dual-fuel fleet and expect to have a total of seven fleets operating by year-end 2023.

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

Natural Sand Proppant Services

In our natural sand proppant services business, we have experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase during the first half of 2022, as we saw an increase in the volume of sand sold. The increase in activity in the first half of 2022 resulted in an increase in pricing for our sand and we expect that prices will continue to improve throughout the remainder of 2022 and into 2023.

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

As the oilfield services and natural sand proppant industries continue to rebound from the significant economic impacts of 2020 and 2021, we expect more momentum in terms of activity, pricing, scheduling and new bidding inquiries in the second half of 2022 and into 2023. We believe our diverse portfolio of services and ability to adapt quickly to changing environments positions us well in these segments.

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

Second Quarter 2022 Financial Overview

•Net income for the second quarter of 2022 was $1.7 million, or $0.04 per diluted share, as compared to net loss of $34.8 million, or $0.75 loss per diluted share, for the second quarter of 2021.

•Adjusted EBITDA (as defined and reconciled below) increased to $23.0 million for the second quarter of 2022, as compared to ($3.3) million for the second quarter of 2021 and $9.3 million for the first quarter of 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•Revenue for the second quarter of 2022 increased $42.3 million, or 89%, to $89.7 million from $47.4 million for the second quarter of 2021. The increase in total revenue is due to an increase in revenue across all of our operating divisions during the second quarter of 2022, driven primarily by increased utilization and, for the well completions and natural sand proppant divisions, by increased pricing.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Revenue:
Infrastructure services	$25,587	$18,420
Well completion services	43,817	17,373
Natural sand proppant services	15,459	6,886
Drilling services	1,971	1,147
Other services	5,030	4,349
Eliminations	(2,186)	(735)
Total revenue	89,678	47,440

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $4,206 and $5,887, respectively, for the three months ended June 30, 2022 and 2021)	21,823	21,112
Well completion services (exclusive of depreciation and amortization of $6,739 and 6,444, respectively, for the three months ended June 30, 2022 and 2021)	33,471	17,062
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,055 and $2,384, respectively, for the three months ended June 30, 2022 and 2021)	9,707	7,400
Drilling services (exclusive of depreciation and amortization of $1,650 and $2,077, respectively, for the three months ended June 30, 2022 and 2021)	2,194	1,568
Other services (exclusive of depreciation and amortization of $2,807 and $3,453, respectively, for the three months ended June 30, 2022 and 2021)	3,854	3,968
Eliminations	(2,263)	(735)
Total cost of revenue	68,786	50,375
Selling, general and administrative expenses	8,206	9,860
Depreciation, depletion, amortization and accretion	17,476	20,265
Operating loss	(4,790)	(33,060)
Interest expense, net	(2,659)	(1,169)
Other income (expense), net	13,087	(17,121)
Income (loss) before income taxes	5,638	(51,350)
Provision (benefit) for income taxes	3,935	(16,560)
Net income (loss)	$1,703	$(34,790)

    Revenue. Revenue for the three months ended June 30, 2022 increased $42.3 million, or 89%, to $89.7 million from $47.4 million for the three months ended June 30, 2021. The increase in total revenue is attributable to an increase in revenue across all operating divisions during the three months ended June 30, 2022 primarily due to increased utilization and, for the well completions and natural sand proppant divisions, increased pricing. Revenue derived from related parties was $0.4 million for the three months ended June 30, 2022 and a nominal amount for the three months ended June 30, 2021. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue increased $7.2 million, or 39%, to $25.6 million for the three months ended June 30, 2022 from $18.4 million for the three months ended June 30, 2021 primarily due to an increase in storm activity during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, resulting in a $2.9 million increase in storm restoration revenue and a $2.7 million increase in overhead distribution revenue.

    Well Completion Services. Well completion services division revenue increased $26.4 million, or 152%, to $43.8 million for the three months ended June 30, 2022 from $17.4 million for the three months ended June 30, 2021. The increase in our well completion services revenue was primarily driven by a 230% increase in the number of stages completed from 520 for the three months ended June 30, 2021 to 1,716 for the three months ended June 30, 2022 as well as an increase in both pricing as well as sand and chemical materials revenue. An average of 3.5 of our fleets were active for the three months ended June 30, 2022 as compared to an average of 0.9 fleets for the three months ended June 30, 2021.

    Natural Sand Proppant Services. Natural sand proppant services division revenue increased $8.6 million, or 125%, to $15.5 million for the three months ended June 30, 2022, from $6.9 million for the three months ended June 30, 2021. Inter-segment revenue, consisting of revenue derived from our pressure pumping segment, was $1.6 million, or 10% of total sand revenue, for the three months ended June 30, 2022. The natural sand proppant services division did not have inter-segment revenues for the three months ended June 30, 2021.

    The increase in our natural sand proppant services revenue was primarily attributable to a 70% increase in the average price per ton of sand sold from $15.80 per ton during the three months ended June 30, 2021 to $26.86 per ton during the three months ended June 30, 2022, and a 37% increase in tons of sand sold from 255,419 tons for the three months ended June 30, 2021 to 349,877 tons for the three months ended June 30, 2022. Additionally, shortfall revenue increased $1.6 million during the three months ended June 30, 2022.

Drilling Services. Drilling services division revenue increased $0.9 million, or 72%, to $2.0 million for the three months ended June 30, 2022 as compared to $1.1 million for the three months ended June 30, 2021. The increase is primarily due to increased utilization for our directional drilling business from 20% for the three months ended June 30, 2021 to 35% for the three months ended June 30, 2022.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased approximately $0.7 million, or 16%, to $5.0 million for the three months ended June 30, 2022, from $4.3 million for the three months ended June 30, 2021. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively.

An average of 244 pieces of equipment was rented to customers during the three months ended June 30, 2022, an increase of 157% from an average of 95 pieces of equipment rented to customers during the three months ended June 30, 2021, resulting in an increase to revenue of $0.7 million. Additionally, revenue from our accommodations business increased $0.6 million primarily due to an increase in rooms rented during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Due to market conditions, we have temporarily shut down our crude oil hauling business beginning in July 2021, resulting in a decline in revenue of approximately $0.5 million.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $18.4 million from $50.4 million, or 106% of total revenue, for the three months ended June 30, 2021 to $68.8 million, or 77% of total revenue, for the three months ended June 30, 2022. The increase is primarily due to an increase in activity across all operating divisions. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.7 million, or 3%, to $21.8 million for the three months ended June 30, 2022 from $21.1 million for the three months ended June 30, 2021, primarily due to an increase in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4.2 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, was 85% and 115% for the three months ended June 30, 2022 and 2021, respectively. The decline as a percentage of revenue is primarily due to declines in labor related costs and equipment rental costs as a percentage of revenue.

    Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $16.4 million, or 96%, to $33.5 million for the three months ended June 30, 2022 from $17.1 million for the three months ended June 30, 2021, primarily due to an increase in both the cost of consumables and activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $6.7 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively, was 76% and 98% for the three months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $2.3 million, or 31%, to $9.7 million for the three months ended June 30, 2022 from $7.4 million for the three months ended June 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, was 63% and 107% for the three months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to a 70% increase in price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.6 million, or 40%, to $2.2 million for the three months ended June 30, 2022 from $1.6 million for the three months ended June 30, 2021. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.7 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively, was 111% and 137% for the three months ended June 30, 2022 and 2021, respectively. The decline is primarily due to an increase in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.1 million, or 3%, to $3.9 million for the three months ended June 30, 2022 from $4.0 million for the three months ended June 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.8 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, was 77% and 91% for the three months ended June 30, 2022 and 2021, respectively. The decrease is primarily due to a decline in labor costs as a percentage of revenue and an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021
Cash expenses:
Compensation and benefits	$3,137	$3,333
Professional services(a)	2,724	3,683
Other(b)	2,162	2,464
Total cash SG&A expense	8,023	9,480
Non-cash expenses:
Bad debt provision	(16)	76
Stock based compensation	199	304
Total non-cash SG&A expense	183	380
Total SG&A expense	$8,206	$9,860
a.    Certain legal expenses totaling $2.1 million were reclassified to Other, net for the three months ended June 30, 2021.
b.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $2.8 million, or 14%, to $17.5 million for the three months ended June 30, 2022 from $20.3 million for the three months ended June 30, 2021. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

    Operating Loss. We reported an operating loss of $4.8 million for the three months ended June 30, 2022 compared to an operating loss of $33.1 million for the three months ended June 30, 2021. The decrease in operating loss is primarily due to an increase in activity and utilization across all operating divisions.

    Interest Expense, Net. Interest expense, net increased $1.5 million, or 127%, to $2.7 million for the three months ended June 30, 2022 from $1.2 million for the three months ended June 30, 2021. The increase is primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income (Expense), Net. Other income increased $30.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the three months ended June 30, 2021 we recognized expense of $25.0 million related to an agreement to settle a legal matter and corresponding legal fees totaling $2.1 million.

    Income Taxes. We recorded income tax expense of $3.9 million on pre-tax income of $5.6 million for the three months ended June 30, 2022 compared to an income tax benefit of $16.6 million on pre-tax losses of $51.4 million for the three months ended June 30, 2021. Our effective tax rates were 70% and 32% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Revenue:
Infrastructure services	$48,596	$48,619
Well completion services	67,691	40,328
Natural sand proppant services	24,639	15,592
Drilling services	4,826	2,080
Other services	9,761	9,068
Eliminations	(3,537)	(1,443)
Total revenue	151,976	114,244

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $8,512 and $12,544, respectively, for the six months ended June 30, 2022 and 2021)	40,726	48,534
Well completion services (exclusive of depreciation and amortization of $13,176 and $13,123, respectively, for the six months ended June 30, 2022 and 2021)	56,341	26,459
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $3,847 and $4,521, respectively, for the six months ended June 30, 2022 and 2021)	17,495	13,262
Drilling services (exclusive of depreciation of $3,330 and $4,242, respectively, for the six months ended June 30, 2022 and 2021)	4,727	3,173
Other services (exclusive of depreciation and amortization of $5,740 and $6,941, respectively, for the six months ended June 30, 2022 and 2021)	7,517	8,470
Eliminations	(3,540)	(1,443)
Total cost of revenue	123,266	98,455
Selling, general and administrative expenses	16,874	27,884
Depreciation, depletion, amortization and accretion	34,643	41,411
Operating loss	(22,807)	(53,506)
Interest expense, net	(5,008)	(2,394)
Other income (expense), net	22,324	(10,513)
Loss before income taxes	(5,491)	(66,413)
Benefit for income taxes	7,623	(19,183)
Net loss	$(13,114)	$(47,230)

    Revenue. Revenue for the six months ended June 30, 2022 increased $37.8 million, or 33%, to $152.0 million from $114.2 million for the six months ended June 30, 2021. The increase in total revenue is primarily attributable to increases in well completion services and natural sand proppant services revenues. Revenue derived from related parties was $0.7 million, or 0.4% of our total revenue, for the six months ended June 30, 2022 and $17.2 million, or 15% of our total revenue, for the six months ended June 30, 2021. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts and the pending litigation related to the pressure pumping contract, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue remained flat at $48.6 million for the six months ended June 30, 2022 and the six months ended June 30, 2021. There was less storm activity during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, resulting in a $6.7 million decrease in storm restoration revenue. This was offset by increases in overhead distribution and engineering services revenue.

Well Completion Services. Well completion services division revenue increased $27.4 million, or 68%, to $67.7 million for the six months ended June 30, 2022 from $40.3 million for the six months ended June 30, 2021. We did not recognize any revenue derived from related parties for the six months ended June 30, 2022 compared to $14.8 million, or 37% of total well completion revenue, for the six months ended June 30, 2021. All of our well completion related party revenue was derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2021, we recognized revenue totaling $15 million related to the modification of our pressure pumping contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Oil and Natural Gas Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.5 million and a nominal amount for the six months ended June 30, 2022 and 2021, respectively.

The increase in our well completion services revenue was primarily driven by an increase in pressure pumping services utilization and pricing. The number of stages completed increased 150% to 2,415 for the six months ended June 30, 2022 from 965 for the six months ended June 30, 2021. An average of 2.5 of our six fleets were active for the six months ended June 30, 2022 as compared to an average of 0.9 fleets for the six months ended June 30, 2021.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $9.0 million, or 58%, to $24.6 million for the six months ended June 30, 2022, from $15.6 million for the six months ended June 30, 2021. We did not recognize any related party revenue for the six months ended June 30, 2022. Revenue derived from related parties was $2.1 million, or 13% of total sand revenue, for the six months ended June 30, 2021. All of our related party revenue was derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2021, we recognized revenue totaling $2 million related to the modification of our sand supply contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Natural Sand Proppant Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $2.4 million, or 10% of total sand revenue, for the six months ended June 30, 2022. The natural sand proppant services division did not have inter-segment revenues for the six months ended June 30, 2021.

The increase in our natural sand proppant services revenue was primarily due to a 111% increase in tons of sand sold from approximately 321,722 tons for the six months ended June 30, 2021 to approximately 678,468 tons for the six months ended June 30, 2022 and a 50% increase in the average sales price per ton of sand sold from $16.21 per ton during the six months ended June 30, 2021 to $24.24 per ton during the six months ended June 30, 2022. This increase was partially offset by an $3.3 million decline in shortfall revenue for the six months ended June 30, 2022.

Drilling Services. Drilling services division revenue increased $2.7 million, or 132%, to $4.8 million for the six months ended June 30, 2022 from $2.1 million for the six months ended June 30, 2021. The increase in our drilling services revenue was primarily attributable to increased utilization and pricing for our directional drilling business from 21% during the six months ended June 30, 2021 to 42% six months ended June 30, 2022.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased $0.7 million, or 8%, to $9.8 million for the six months ended June 30, 2022 from $9.1 million for the six months ended June 30, 2021. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $0.6 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

The increase in our other services revenue was primarily due to an increase in utilization for our equipment rental business. An average of 233 pieces of equipment was rented to customers during the six months ended June 30, 2022, an increase of 145% from an average of 95 pieces of equipment rented to customers during the six months ended June 30, 2021. Additionally, utilization for remote accommodations business increased. Due to market conditions, we have temporarily shut down our crude oil hauling business beginning in July 2021, resulting in a decline in revenue of approximately $1.2 million.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $24.8 million from $98.5 million, or 86% of total revenue, for the six months ended June 30, 2021 to $123.3 million, or 81% of total revenue, for the six months ended June 30, 2022. The increase is primarily due to an increase in cost of revenue for the well completion services division. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $7.8 million, or 16%, to $40.7 million for the six months ended June 30, 2022 from $48.5 million for the six months ended June 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8.5 million and $12.6 million, respectively, for the six months ended June 30, 2022 and 2021 was 84% and 100% for the six months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to declines labor related costs and equipment rental costs as a percentage of revenue.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $29.8 million, or 113%, to $56.3 million for the six months ended June 30, 2022 from $26.5 million for the six months ended June 30, 2021, primarily due to an increase in cost of goods sold as a result of providing sand and chemicals with our service package to customers during the six months ended June 30, 2022. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $13.2 million and $13.1 million for the six months ended June 30, 2022 and 2021, respectively, was 83% and 66% for the six months ended June 30, 2022 and 2021, respectively. The increase as a percentage of revenue is primarily due to the recognition of more pressure pumping services standby revenue during the six months ended June 30, 2021, of which there was a lower percentage of costs recognized compared to the six months ended June 30, 2022. Additionally, during the six months ended June 30, 2022, we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to the six months ended June 30, 2021.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $4.2 million, or 32%, from $13.3 million for the six months ended June 30, 2021 to $17.5 million for the six months ended June 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $3.9 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively, was 71% and 85% for the six months ended June 30, 2022 and 2021, respectively. The decrease in cost as a percentage of revenue is primarily due to a 50% increase is average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.5 million, or 49%, from $3.2 million for the six months ended June 30, 2021 to $4.7 million for the six months ended June 30, 2022, as a result of increased activity. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $3.3 million and $4.2 million, for the six months ended June 30, 2022 and 2021, respectively, was 96% and 152% for the six months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to increased utilization.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $1.0 million, or 11%, from $8.5 million for the six months ended June 30, 2021 to $7.5 million for the six months ended June 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $5.7 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively, was 77% and 93% for the six months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash expenses:
Compensation and benefits	$6,120	$8,027
Professional services(a)	6,361	4,264
Other(b)	4,068	4,806
Total cash SG&A expenses	16,549	17,097
Non-cash expenses:
Bad debt provision(c)	(115)	10,201
Stock based compensation	440	586
Total non-cash SG&A expenses	325	10,787
Total SG&A expenses	$16,874	$27,884
a.    Certain legal expenses totaling $4.9 million were reclassified to Other, net for the six months ended June 30, 2021.
b.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the six months ended June 30, 2021 includes $10.0 million related to the voluntary petitions for relief filed on November 13, 2020, by Gulfport and its subsidiaries.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $6.8 million to $34.6 million for the six months ended June 30, 2022 from $41.4 million for the six months ended June 30, 2021. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

    Operating Loss. We reported an operating loss of $22.8 million for the six months ended June 30, 2022 compared to an operating loss of $53.5 million for the six months ended June 30, 2021. The reduced operating loss was primarily due to a decline in costs as a percentage of revenue as well as increased activity in our well completion, drilling, and natural sand proppant services.

    Interest Expense, Net. Interest expense, net increased $2.6 million, or 109%, to $5.0 million for the six months ended June 30, 2022 from $2.4 million for the six months ended June 30, 2021 primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income (Expense), Net. We recognized other income, net of $22.3 million during the six months ended June 30, 2022 compared to other expense, net of $10.5 million for the six months ended June 30, 2021. During the six months ended June 30, 2021 we recognized expense of $25.0 million related to an agreement to settle a legal matter and corresponding legal fees totaling $4.9 million. We recognized interest on trade accounts receivable of $20.0 million for the six months ended June 30, 2022 compared to $17.2 million for six months ended June 30, 2021.

    Income Taxes. We recorded income tax expense of $7.6 million on pre-tax losses of $5.5 million for the six months ended June 30, 2022 compared to an income tax benefit of $19.2 million on pre-tax losses of $66.4 million for the six months ended June 30, 2021. Our effective tax rate was (139%) for the six months ended June 30, 2022 compared to 29% for the six months ended June 30, 2021. The increase compared to the six months ended June 30, 2021 was due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, public offering costs, stock based compensation, interest expense, net, other income (expense), net (which is comprised of the gain or loss on disposal of long-lived assets, interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2021
Net income (loss)	$1,703	$(34,790)	$(13,114)	$(47,230)
Depreciation, depletion, amortization and accretion expense	17,476	20,265	34,643	41,411
Public offering costs	—	77	—	77
Stock based compensation	200	354	441	698
Interest expense, net	2,659	1,169	5,008	2,394
Other (income) expense, net	(13,087)	17,121	(22,324)	10,513
Provision (benefit) for income taxes	3,935	(16,560)	7,623	(19,183)
Interest on trade accounts receivable	10,160	9,017	20,022	17,175
Adjusted EBITDA	$23,046	$(3,347)	$32,299	$5,855

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2021
Net income (loss)	$572	$(24,073)	$695	$(28,311)
Depreciation and amortization expense	4,211	5,899	8,525	12,566
Public offering costs	—	45	—	45
Stock based compensation	74	162	172	301
Interest expense	1,755	664	3,298	1,333
Other (income) expense, net	(10,925)	18,035	(20,512)	11,548
Provision (benefit) for income taxes	3,708	(8,838)	6,776	(6,409)
Interest on trade accounts receivable	10,160	9,017	20,022	17,689
Adjusted EBITDA	$9,555	$911	$18,976	$8,762

Well Completion Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2021
Net income (loss)	$1,450	$(8,248)	$(6,351)	$(12,678)
Depreciation and amortization expense	6,747	6,447	13,191	13,130
Public offering costs	—	12	—	12
Stock based compensation	84	75	171	158
Interest expense	422	219	793	473
Other (income) expense, net	(157)	1	(206)	440
Interest on trade accounts receivable	—	—	—	(513)
Adjusted EBITDA	$8,546	$(1,494)	$7,598	$1,022

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2021
Net income (loss)	$2,665	$(3,930)	$1,352	$(4,574)
Depreciation, depletion, amortization and accretion expense	2,058	2,387	3,852	4,527
Public offering costs	—	12	—	12
Stock based compensation	26	66	60	130
Interest expense	178	90	340	183
Other income, net	(19)	(53)	(98)	(847)
Interest on trade accounts receivable	—	—	—	(1)
Adjusted EBITDA	$4,908	$(1,428)	$5,506	$(570)

Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021	2022	2021
Net loss	$(2,272)	$(2,825)	$(4,026)	$(6,140)
Depreciation expense	1,651	2,078	3,331	4,243
Public offering costs	—	2	—	2
Stock based compensation	4	28	9	65
Interest expense	121	58	225	121
Other income, net	—	(126)	—	(135)
Adjusted EBITDA	$(496)	$(785)	$(461)	$(1,844)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2022	2021	2022	2021
Net (loss) income	$(788)	$4,286	$(4,786)	$4,473
Depreciation, amortization and accretion expense	2,809	3,454	5,744	6,945
Public offering costs	—	6	—	6
Stock based compensation	12	23	29	44
Interest expense, net	183	138	352	284
Other income, net	(1,986)	(736)	(1,508)	(493)
Provision (benefit) for income taxes	226	(7,722)	846	(12,774)
Adjusted EBITDA	$456	$(551)	$677	$(1,515)
a.    Includes results for our aviation, equipment rentals, crude oil hauling, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 18 “Commitments and Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$12,729	$9,899
Revolving credit facility availability	114,749	118,948
Less long-term debt	(83,969)	(85,240)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (bonding program)	—	(1,000)
Less letter of credit facilities (insurance programs)	(3,389)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	(455)	(455)
Net working capital (less cash)(a)	304,043	280,651
Total	$330,014	$305,219
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $144.9 million and cash and cash equivalents of $12.7 million from total current assets of $461.7 million as of June 30, 2022. As of December 31, 2021, net working capital (less cash) is calculated by subtracting total current liabilities of $150.2 million and cash and cash equivalents of $9.9 million from total current assets of $440.8 million. Amounts include receivables due from PREPA of $357.8 million at June 30, 2022 and $337.8 million at December 31, 2021 and corresponding liabilities of $43.2 million at June 30, 2022 and $42.3 million at December 31, 2021.

    As of July 26, 2022, we had cash on hand of $9.5 million and outstanding borrowings under our revolving credit facility of $84.1 million, leaving an aggregate of $8.2 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$1,744	$(9,673)	$(638)	$4,471
Net cash provided by investing activities	3,623	2,614	3,479	2,923
Net cash (used in) provided by financing activities	(680)	3,810	57	(11,214)
Effect of foreign exchange rate on cash	(76)	11	(68)	36
Net change in cash	$4,611	$(3,238)	$2,830	$(3,784)

Operating Activities

    Net cash used in operating activities was $0.6 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $4.5 million for the six months ended June 30, 2021.Net cash provided by operating activities was $1.7 million for the three months ended June 30, 2022, compared to net cash used by operating activities of $9.7 million for the three months ended June 30, 2021. The change in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable.

Investing Activities

    Net cash provided by investing activities was $3.5 million for the six months ended June 30, 2022, compared to net cash provided by investing activities of $2.9 million for the six months ended June 30, 2021. Net cash provided by investing activities was $3.6 million for the three months ended June 30, 2022, compared to $2.6 million for the three months ended June 30, 2021. Cash provided by investing activities was primarily proceeds from the disposal of property and equipment, which was offset by purchases of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Infrastructure services(a)	$200	$105	$598	$293
Well completion services(b)	2,500	388	3,301	896
Natural sand proppant services(c)	—	5	—	413
Drilling services(d)	12	1	14	38
Other(e)	161	63	221	165
Eliminations	(87)	(96)	(166)	(96)
Total capital expenditures	$2,786	$466	$3,968	$1,709
a.     Capital expenditures primarily for tooling and other equipment for the three and six months ended June 30, 2022 and 2021.
b.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions for the three and six months ended June 30, 2022 and 2021.
c.    Capital expenditures primarily for maintenance for the three and six months ended June 30, 2021.
d.    Capital expenditures primarily for maintenance for the three and six months ended June 30, 2022 and 2021.
e.    Capital expenditures primarily for equipment for our rental business for the three and six months ended June 30, 2022 and 2021.

Financing Activities

    Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $11.2 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net proceeds received from sale leaseback transactions of $4.6 million, partially offset by net payments on our revolving credit facility of $1.2 million and principal payments on financing leases and equipment financing notes totaling $3.3 million. Net cash used in financing activities for six months ended June 30, 2021 was primarily attributable to net payments under our revolving credit facility of $18.2 million, partially offset by net proceeds received from sale leaseback transactions of $9.5 million.

Net cash used in financing activities was $0.7 million for the three months ended June 30, 2022, compared to net cash provided by financing activities of $3.8 million for the three months ended June 30, 2021. Net cash used in financing activities for the three months ended June 30, 2022 was primarily attributable to net payments on our revolving credit facility of $3.5 million, partially offset by net proceeds received from sale leaseback transactions of $3.3 million. Net cash provided by financing activities for the three months ended June 30, 2021 was primarily attributable to net proceeds received from sale leaseback transaction of $8.5 million, which was partially offset by net repayments under our revolving credit facility of $4.2 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was ($0.1) million and a nominal amount for the six months ended June 30, 2022 and 2021. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $316.8 million and $290.5 million at June 30, 2022 and December 31, 2021, respectively, including receivables due from PREPA of $357.8 million at June 30, 2022 and $337.8 million at December 31, 2021 and corresponding liabilities of $43.2 million at June 30, 2022 and $42.3 million at December 31, 2021. Our cash balances were $12.7 million and $9.9 million at June 30, 2022 and December 31, 2021, respectively.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At June 30, 2022, we had outstanding borrowings under our revolving credit facility of $82.9 million and $14.3 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of June 30, 2022. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of July 26, 2022, our outstanding borrowings under our amended revolving credit facility were $84.1 million, leaving an aggregate of $8.2 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations. For additional information regarding our amended revolving credit facility and financial covenants thereunder, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

Sale Leaseback Transactions
On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bears interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. Principal and interest payments of $0.1 million are due monthly beginning on March 1, 2021, with a final payment of $0.2 million due on February 1, 2024. The Aviation Note is collateralized by Leopard and Cobra Aviation’s assets, including a $1.8 million certificate of deposit. The Aviation Note contains various customary affirmative and restrictive covenants. As of June 30, 2022, we did not meet the minimum debt coverage ratio of 1.25 to 1.0 set forth in the Aviation Note. On July 27, 2022, Bank7 granted us a waiver of this event of default.

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies, except as provided below with respect to our litigation settlement with MasTec. Neither Cobra nor Mammoth Inc. made the scheduled installment payment of $9.25 million plus interest due on August 1, 2022 under Cobra’s litigation settlement agreement with MasTec. Under the terms of this agreement, any unpaid amounts will be charged interest at rates between 6% and 12%. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. We currently believe that our cash flow from operations, cash on hand and other sources of liquidity will enable Cobra and/or Mammoth Inc. to pay this installment, together with the accrued and unpaid interest on or before December 1, 2022, and that either Cobra or Mammoth Inc. will be able to pay the remaining $9.25 million installment under this agreement, together with the accrued and unpaid interest, due on December 1, 2022. If Cobra or Mammoth Inc. are unable to make payments on these two installments on or before December 1, 2022, MasTec will have the right to enforce the confessed judgement against Cobra and Mammoth Inc. with respect to these amounts on or after December 2, 2022.

Our liquidity and future cash flows, however, are subject to a number of variables (including receipt of payments from our customers, including PREPA). As of June 30, 2022, PREPA owed Cobra approximately $357.8 million for services performed, including $130.8 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

We currently estimate that during 2022 our aggregate capital expenditures will be $20.0 million, depending upon industry conditions and our financial results, representing an $8.0 million increase from our previously disclosed capital expenditure budget for 2022. These capital expenditures include $2.5 million in our infrastructure segment for assets for additional equipment, $16.9 million in our well completion segment for conversion of a portion of our fleet to include Dynamic Gas BlendingTM (DGB) or “dual-fuel” capabilities and maintenance to our existing pressure pumping fleet and $0.6 million for our other divisions, primarily for additional equipment for our rental business. During the six months ended June 30, 2022, our capital expenditures totaled $4.0 million.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite the recent improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services in the first half of 2022 and we expect both pricing and utilization to continue to improve throughout the remainder of 2022 and into 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by strong energy demand and high commodity prices. The current Russian/Ukrainian military conflict and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $12.7 million at June 30, 2022. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

    Interest under our credit facility is payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by 0.75 percentage point on July 27, 2022, a fourth interest rate hike this year, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin is currently set at 4.0%, which can be reduced to 3.5% under certain circumstances specified in our credit facility. At June 30, 2022, we had outstanding borrowings under our revolving credit facility of $82.9 million with a weighted average interest rate of 8.75%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.8 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2022, we had $2.0 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.01 million as of June 30, 2022. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $357.8 million, including $130.8 million of interest charges, as of June 30, 2022. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

Inflation

    Although the impact of inflation has been insignificant on our operations in prior years, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. On July 27, 2022, the Federal Reserve increased its benchmark interest rates by 0.75 percentage point, the fourth hike this year and the largest since 1994 and may continue increasing benchmark interest rates in the future. These measures are aimed at countering the fastest pace of inflation in over 40 years. If the efforts to control inflation are not successful and inflationary pressures persist, our business, results of operations and financial condition may be adversely affected.

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

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

MAMMOTH ENERGY SERVICES, INC.
Date:	August 1, 2022	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 1, 2022	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer