Form 10-Q
period 2022-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2022-10-28
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, there were 47,312,270 shares of common stock, $0.01 par value, outstanding.

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
•general economic, business or industry conditions and concerns over a potential economic slowdown or recession;
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
•our ability to (i) continue to comply with or, if applicable, obtain a waiver of forecasted or actual non-compliance with certain financial covenants from our lenders and comply with other terms and conditions under our amended revolving credit facility, as amended, (ii) extend, repay or refinance our revolving credit facility at or prior to maturity on the terms acceptable to us or at all and (iii) meet our financial projections associated with reducing our debt;
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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, respectively, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2022	2021
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$10,617	$9,899
Short-term investment	—	1,762
Accounts receivable, net	462,995	407,550
Receivables from related parties, net	386	88
Inventories	8,331	8,366
Prepaid expenses	4,862	12,381
Other current assets	647	737
Total current assets	487,838	440,783

Property, plant and equipment, net	135,222	176,586
Sand reserves	62,559	64,641
Operating lease right-of-use assets	10,187	12,168
Intangible assets, net	1,977	2,561
Goodwill	11,717	11,717
Deferred income tax asset	—	8,094
Other non-current assets	3,838	4,342
Total assets	$713,338	$720,892
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$49,262	$37,560
Accrued expenses and other current liabilities	42,582	62,516
Current operating lease liability	5,107	5,942
Current portion of long-term debt	—	1,468
Income taxes payable	45,516	42,748
Total current liabilities	142,467	150,234

Long-term debt, net of current portion	92,776	85,240
Deferred income tax liabilities	1,113	865
Long-term operating lease liability	4,949	5,918
Asset retirement obligations	3,936	3,720
Other long-term liabilities	10,432	11,693
Total liabilities	255,673	257,670

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,312,270 and 46,684,065 issued and outstanding at September 30, 2022 and December 31, 2021	473	467
Additional paid in capital	538,897	538,221
Accumulated deficit	(77,923)	(72,535)
Accumulated other comprehensive loss	(3,782)	(2,931)
Total equity	457,665	463,222
Total liabilities and equity	$713,338	$720,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	(in thousands, except per share amounts)
Services revenue	$93,879	$52,417	$223,005	$135,975
Services revenue - related parties	355	601	1,024	15,678
Product revenue	12,968	4,467	35,149	17,932
Product revenue - related parties	—	—	—	2,145
Total revenue	107,202	57,485	259,178	171,730

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $12,968, $43,727, $35,587 and $53,448, respectively, for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021)	68,821	43,538	173,821	128,703
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0, $0 and $0, respectively, for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021)	142	181	405	397
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,863, $6,711, $4,667 and $7,051, respectively, for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021)	9,493	9,865	27,496	22,939
Selling, general and administrative (Note 11)	9,685	41,429	26,560	68,928
Selling, general and administrative - related parties (Note 11)	—	—	—	385
Depreciation, depletion, amortization and accretion	15,842	19,148	50,485	60,559
Gains on disposal of assets, net	(599)	(3,033)	(3,738)	(4,632)
Impairment of other long-lived assets	—	547	—	547
Total cost and expenses	103,384	111,675	275,029	277,826
Operating income (loss)	3,818	(54,190)	(15,851)	(106,096)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,262)	(1,484)	(8,270)	(3,878)
Other income (expense), net	10,989	7,586	30,175	(4,012)
Other expense, net - related parties	—	—	—	(515)
Total other income (expense)	7,727	6,102	21,905	(8,405)
Income (loss) before income taxes	11,545	(48,088)	6,054	(114,501)
Provision (benefit) for income taxes	3,819	(7,187)	11,442	(26,370)
Net income (loss)	$7,726	$(40,901)	$(5,388)	$(88,131)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of ($215), ($215), ($69) and ($749), respectively, for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021	(601)	(289)	(851)	118
Comprehensive income (loss)	$7,125	$(41,190)	$(6,239)	$(88,013)

Net income (loss) per share (basic) (Note 14)	$0.16	$(0.88)	$(0.11)	$(1.90)
Net income (loss) per share (diluted) (Note 14)	$0.16	$(0.88)	$(0.11)	$(1.90)
Weighted average number of shares outstanding (basic) (Note 14)	47,312	46,683	47,129	46,342
Weighted average number of shares outstanding (diluted) (Note 14)	47,843	46,683	47,129	46,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299
Stock based compensation	—	—	—	241	—	241
Net income	—	—	7,726	—	—	7,726
Other comprehensive loss	—	—	—	—	(601)	(601)
Balance at September 30, 2022	47,312	$473	$(77,923)	$538,897	$(3,782)	$457,665

	Three Months Ended September 30, 2021
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2021	46,681	$467	$(18,335)	$537,728	$(2,658)	$517,202
Stock based compensation	3	—	—	252	—	252
Net loss	—	—	(40,901)	—	—	(40,901)
Other comprehensive loss	—	—	—	—	(289)	(289)
Balance at September 30, 2021	46,684	$467	$(59,236)	$537,980	$(2,947)	$476,264

	Nine Months Ended September 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	676	—	682
Net loss	—	—	(5,388)	—	—	(5,388)
Other comprehensive loss	—	—	—	—	(851)	(851)
Balance at September 30, 2022	47,312	$473	$(77,923)	$538,897	$(3,782)	$457,665

	Nine Months Ended September 30, 2021
			Retained		Accumulated
			Earnings	Additional	Other
	Common Stock		(Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit)	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	915	9	—	941	—	950
Net loss	—	—	(88,131)	—	—	(88,131)
Other comprehensive income	—	—	—	—	118	118
Balance at September 30, 2021	46,684	$467	$(59,236)	$537,980	$(2,947)	$476,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,388)	$(88,131)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	682	950
Depreciation, depletion, accretion and amortization	50,485	60,559
Amortization of debt origination costs	588	469
Bad debt (recoveries) expense	(112)	41,650
Gains on disposal of assets	(3,738)	(4,632)
Gains from sales of equipment damaged or lost down-hole	(607)	—
Impairment of other long-lived assets	—	547
Deferred income taxes	8,557	(32,183)
Other	104	502
Changes in assets and liabilities:
Accounts receivable, net	(55,472)	(50,666)
Receivables from related parties, net	(298)	28,224
Inventories	35	2,582
Prepaid expenses and other assets	7,613	9,947
Accounts payable	9,472	2,599
Accrued expenses and other liabilities	(20,777)	6,627
Income taxes payable	2,790	5,192
Net cash used in operating activities	(6,066)	(15,764)

Cash flows from investing activities:
Purchases of property and equipment	(9,099)	(4,474)
Proceeds from disposal of property and equipment	8,659	9,581
Net cash (used in) provided by investing activities	(440)	5,107

Cash flows from financing activities:
Borrowings on long-term debt	142,475	31,700
Repayments of long-term debt	(134,674)	(33,571)
Proceeds from sale leaseback transaction	4,589	9,473
Payments on sale leaseback transaction	(3,249)	(2,106)
Principal payments on financing leases and equipment financing notes	(1,753)	(1,716)
Net cash provided by financing activities	7,388	3,780
Effect of foreign exchange rate on cash	(164)	8
Net change in cash and cash equivalents	718	(6,869)
Cash and cash equivalents at beginning of period	9,899	14,822
Cash and cash equivalents at end of period	$10,617	$7,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,316	$3,236
Cash paid for income taxes, net of refunds received	$97	$978
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,837	$2,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America. Mammoth’s infrastructure division provides engineering, design, construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completion, natural sand and proppant and drilling services. Additionally, the Company provides aviation services, equipment rentals, remote accommodation services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included gains and losses on disposal of assets within Other income (expense), net

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the unaudited condensed consolidated statement of comprehensive income (loss). The Company now presents gains and losses on disposal of assets as a separate line titled “Gains on disposal of assets, net”.

Additionally, the Company adopted a new accounting policy related to the classification of certain legal expenses. For matters related to ongoing operations, the Company continues to present legal expense as selling, general and administrative. For matters determined to be unrelated to ongoing operations, the Company classifies the legal expenses according to the nature of the underlying matter. The Company believes that this new accounting policy will more accurately present legal expenses on its consolidated statement of comprehensive income (loss). The adoption of this policy resulted in the reclassification of approximately $0.4 million and $5.4 million, respectively, of legal expenses related to a certain legal settlement from Selling, general and administrative into Other, net on the unaudited condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2021. See Note 18 for additional information related to the Company’s legal matters.
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $10.5 million and $30.5 million, respectively, and $9.3 million and $27.0 million, respectively. These amounts are included in “other income (expense), net” on the unaudited condensed consolidated statement of comprehensive income (loss). Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were interest charges of $141.3 million and $110.8 million, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2021 and the nine months ended September 30, 2022 (in thousands):

Balance, January 1, 2021	$30,139
Additions charged to bad debt expense	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	273
Additions charged to other income (expense), net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to bad debt expense	(211)
Deductions for uncollectible receivables written off	(83,049)
Balance, December 31, 2021	18,085
Additions charged to bad debt expense	37
Recoveries of receivables previously charged to bad debt expense	(149)
Deductions for uncollectible receivables written off	(14,330)
Balance, September 30, 2022	$3,643

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling a nominal amount and $0.7 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. These additions were charged to bad debt expense based on the factors described above. Also, during the year ended December 31, 2021, the Company recorded additions to allowance for doubtful accounts of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

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

Balance, January 1, 2021	22,581
Additions charged to bad debt expense	41,196
Additions charged to revenue	27,070
Additions charged to other income (expense), net - related parties	1,842
Deductions for uncollectible receivables written off	(80,975)
Balance, December 31, 2021	$11,714
Recoveries of receivables previously charged to bad debt expense	(147)
Deductions for uncollectible receivables written off	(11,567)
Balance, September 30, 2022	$—

PREPA

As of September 30, 2022, PREPA owed Cobra approximately $227.0 million for services performed, excluding $141.3 million of interest charged on these delinquent balances as of September 30, 2022. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. As noted above, in May 2021 FEMA raised two contract compliance issues and concluded that $47 million in costs were not eligible under the contract. PREPA, however, has filed an appeal of the entire $47 million. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. The Company believes these receivables are collectible and no allowance was deemed necessary at September 30, 2022 or December 31, 2021. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at September 30, 2022 and December 31, 2021 and percentages of total revenues derived for the three and nine months ended September 30, 2022 and 2021:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2022	2021	2022	2021	2022	2021
Customer A(a)	—%	—%	—%	—%	79%	83%
Customer B(b)	9%	24%	12%	8%	2%	—%
Customer C(c)	—%	—%	—%	10%	—%	—%
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
c.Customer C was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the unaudited condensed consolidated statements of comprehensive income (loss).

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized revenue totaling $0.5 million and $3.1 million during the three and nine months ended September 30, 2022, respectively, and $6.0 million during the nine months ended September 30, 2021 related to shortfall programs. The Company did not recognize any shortfall revenue during the three months ended September 30, 2021.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2020	$8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	685
Balance, September 30, 2022	$588

The Company did not have any contract assets as of September 30, 2022, December 31, 2021 or December 31, 2020.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company did not have any unsatisfied performance obligations.

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

	September 30,	December 31,
	2022	2021
Supplies	$4,872	$4,557
Raw materials	838	701
Work in process	2,135	2,435
Finished goods	486	673
Total inventories	$8,331	$8,366

5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		September 30,	December 31,
	Useful Life	2022	2021
Pressure pumping equipment	3-5 years	$228,505	$220,414
Drilling rigs and related equipment	3-15 years	111,279	111,478
Machinery and equipment	7-20 years	162,265	166,873
Buildings(a)	15-39 years	41,572	46,006
Vehicles, trucks and trailers	5-10 years	102,325	103,982
Coil tubing equipment	4-10 years	6,753	7,592
Land	N/A	12,717	13,417
Land improvements	15 years or life of lease	10,133	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,306	18,235
		707,648	711,923
Deposits on equipment and equipment in process of assembly(c)		4,045	3,300
		711,693	715,223
Less: accumulated depreciation(d)		576,471	538,637
Total property, plant and equipment, net		$135,222	$176,586
a.    Included in Buildings at each of September 30, 2022 and December 31, 2021 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of September 30, 2022 and December 31, 2021 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $7.7 million and $6.6 million at September 30, 2022 and December 31, 2021, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statement of cash flows. For the three and nine months ended September 30, 2022, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount and $0.6 million, respectively, and gains from the sale of equipment damaged or lost down-hole were $0.1 million and $0.6 million, respectively. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three and nine months ended September 30, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statement of comprehensive income (loss). For the three and nine months ended September 30, 2022 and 2021, proceeds from the sale of equipment were $0.8 million, $8.0 million, $4.9 million and $9.5 million, respectively, and gains from the sale or disposal of equipment were $0.6 million, $3.7 million, $3.0 million and $4.6 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$14,031	$18,179	$47,716	$58,625
Amortization expense	195	249	584	756
Accretion and depletion expense	1,616	720	2,185	1,178
Depreciation, depletion, amortization and accretion	$15,842	$19,148	$50,485	$60,559

6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the nine months ended September 30, 2022 and year ended December 31, 2021 are presented below (in thousands):

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
Balance as of September 30, 2022
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	$—	$9,214	$—	$2,503	$11,717

The Company performed the qualitative assessment described above during the fourth quarter of 2021. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the Stingray Pressure Pumping, Silverback and Aviation reporting units was greater than their carrying value. Accordingly, no further testing was required on these units. Additionally, the Company concluded that the carrying value for its infrastructure reporting unit was greater than its fair value. To determine fair value of the infrastructure reporting unit at December 31, 2021, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with 5 Star and Higher Power, resulting in a $0.9 million impairment charge for 2021. The Company did not recognize any goodwill impairment during the three and nine months ended September 30, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	September 30,	December 31,
	2022	2021
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(5,873)	(5,289)
Intangible assets, net	$1,977	$2,561

Amortization expense for intangible assets was $0.2 million, and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. The original life of trade names ranges from 10 to 20 years as of September 30, 2022 with a remaining average useful life of 3.4 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2022	$195
2023	779
2024	711
2025	91
2026	91
Thereafter	110
$1,977

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.3 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.3 million and ($0.1) million for the three and nine months ended September 30, 2022, respectively, and a nominal amount and ($0.5) million for the three and nine ended September 30, 2021, respectively, which is included in “other income (expense), net” on the unaudited condensed consolidated statements of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued legal settlement(a)	$10,201	$18,966
State and local taxes payable	13,422	13,772
Accrued compensation and benefits	4,886	5,133
Financed insurance premiums(b)	876	9,852
Sale-leaseback liability(c)	4,644	3,340
Payroll tax liability	2,052	2,810
Financing leases	2,209	1,834
Insurance reserves	1,367	1,413
Deferred revenue	588	3,250
Other	2,337	2,146
Total accrued expenses and other current liabilities	$42,582	$62,516

Other Long-Term Liabilities
Financing leases	$2,628	$4,375
Sale-leaseback liability(c)	7,804	7,318
Total other long-term liabilities	$10,432	$11,693
a.On August 2, 2021, the Company reached an agreement to settle a certain legal matter. See Note 18 for additional detail.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of September 30, 2022 and December 31, 2021, the applicable interest rate associated with financed insurance premiums ranged from 1.95% to 2.45%.
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Debt
Long-term debt included the following (in thousands):

	September 30,	December 31,
	2022	2021
Revolving credit facility	$92,776	$83,370
Aviation note	—	3,371
Unamortized debt issuance costs	—	(33)
Total debt	92,776	86,708
Less: current portion	—	1,468
Total long-term debt	$92,776	$85,240

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

At September 30, 2022, there were outstanding borrowings under the revolving credit facility of $92.8 million and $6.9 million of available borrowing capacity under the facility, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. At December 31, 2021, there were outstanding borrowings under the revolving credit facility of $83.4 million and $16.5 million of borrowing capacity under the facility, after giving effect to $9.0 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

As a result of the lack of payment from PREPA, the Company projected that it would likely breach the leverage ratio covenant contained in its revolving credit facility for the fiscal quarter ended September 30, 2021. On November 3, 2021, the Company entered into a third amendment to its revolving credit facility (the “Third Amendment”) to, among other things, (i) suspend the leverage ratio and fixed charges coverage ratio covenants for the quarters ending September 30, 2021 and December 31, 2021, (ii) permanently reduce the maximum revolving advance amount from $130 million to $120 million, (iii) add a minimum adjusted EBITDA financial covenant of $6.0 million for the quarter ending December 31, 2021, (iv) set the applicable margin on all loans at 3.50% during the limited covenant waiver period, (v) add a requirement to maintain revolver availability of not less than $10.0 million at all times during the limited covenant waiver period, (vi) permanently reduce the maximum revolving advance amount in an amount equal to fifty percent (50%) of any mandatory prepayments made with non-recurring proceeds that are received during the limited covenant waiver period, and (vii) eliminate the declaration of unrestricted subsidiaries during the limited covenant waiver period. The limited covenant waiver period commenced on the effective date of the Third Amendment and ended on February 28, 2022, as discussed below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through March 31, 2022, after which the minimum excess availability covenant increased to $10.0 million.

The Fourth Amendment also permanently waived compliance by the borrowers with the leverage ratio and fixed charge coverage ratio covenants in the revolving credit facility for the fiscal quarters ended September 30, 2021 and December 31, 2021, respectively, ending the limited covenant waiver period under the Third Amendment. The Company was in compliance with the applicable financial covenants under the revolving credit facility as of September 30, 2022.

As of October 26, 2022, there were outstanding borrowings under the revolving credit facility of $89.7 million and $13.0 million of available borrowing capacity, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. In addition, the Company’s revolving credit facility is currently scheduled to mature on October 19, 2023. Although the Company continues to explore various strategic alternatives to extend, refinance or repay its revolving credit facility at or before the scheduled maturity date, there is no guarantee that such extension, refinancing or repayment will be secured. Additionally, any such extended or new credit facility could have terms that are less favorable to the Company than the terms of its existing revolving credit facility, which may significantly increase the Company’s cost of capital and may have a material adverse effect on the Company’s liquidity and financial condition.

Aviation Note

On November 6, 2020, Leopard Aviation LLC (“Leopard”) and Cobra Aviation entered into a 39-month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bore interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. The Aviation Note was paid off on September 30, 2022.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash expenses:
Compensation and benefits	$3,676	$3,353	$9,796	$11,379
Professional services(a)	3,706	4,134	10,067	8,399
Other(b)	2,059	2,252	6,127	7,058
Total cash SG&A expense	9,441	9,739	25,990	26,836
Non-cash expenses:
Bad debt provision(c)	3	31,449	(112)	41,650
Stock based compensation	241	241	682	827
Total non-cash SG&A expense	244	31,690	570	42,477
Total SG&A expense	$9,685	$41,429	$26,560	$69,313
a.    Certain legal expenses totaling $0.4 million and $5.4 million were reclassified to Other, net for the three and nine months ended September 30, 2021, respectively. The increase in professional fees is primarily due to an increase in legal expenses for matters related to ongoing operations.
b.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the three and nine months ended September 30, 2021 includes $31.2 million and $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport. See Notes 2 and 18.

12.    Income Taxes
The Company recorded income tax expense of $11.4 million for the nine months ended September 30, 2022 compared to income tax benefit of $26.4 million for the nine months ended September 30, 2021. The Company’s effective tax rates were 189% and 23% for the nine months ended September 30, 2022 and 2021, respectively.

The effective tax rates for the nine months ended September 30, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Lease expense consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,668	$2,210	$5,189	$7,082
Short-term lease expense	14	113	72	477
Finance lease expense:
Amortization of right-of-use assets	447	412	1,252	1,179
Interest on lease liabilities	44	51	138	149
Total lease expense	$2,173	$2,786	$6,651	$8,887

Supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$10,187	$12,168
Current operating lease liability	5,107	5,942
Long-term operating lease liability	4,949	5,918
Finance leases:
Property, plant and equipment, net	$4,778	$6,065
Accrued expenses and other current liabilities	2,209	1,834
Other liabilities	2,628	4,375

Other supplemental information related to leases for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,416	$2,159	$5,011	$7,079
Operating cash flows from finance leases	44	51	138	149
Financing cash flows from finance leases	456	426	1,365	1,229
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$339	$697	$3,158	$879
Finance leases	—	1,822	—	1,822

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	3.1 years	3.1 years
Finance leases	2.7 years	3.3 years
Weighted-average discount rate:
Operating leases	3.3%	3.3%
Finance leases	3.3%	3.3%

Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,739	$500
2023	4,657	2,262
2024	2,674	965
2025	998	524
2026	146	795
Thereafter	407	—
Total lease payments	10,621	5,046
Less: Present value discount	565	209
Present value of lease payments	$10,056	$4,837

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.7 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statement of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings (Loss) Per Share

    Reconciliations of the components of basic and diluted net earnings (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$7,726	$(40,901)	$(5,388)	$(88,131)
Weighted average common shares outstanding	47,312	46,683	47,129	46,342
Basic earnings (loss) per share	$0.16	$(0.88)	$(0.11)	$(1.90)

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$7,726	$(40,901)	$(5,388)	$(88,131)
Weighted average common shares, including dilutive effect(a)	47,843	46,683	47,129	46,342
Diluted earnings (loss) per share	$0.16	$(0.88)	$(0.11)	$(1.90)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2021	1,914,782	$1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested shares as of December 31, 2021	1,128,205	1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested shares as of September 30, 2022	728,310	$1.32

As of September 30, 2022, there was $0.6 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 0.6 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

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

Following is a summary of related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2022	2021	2022	2021	2022	2021
		REVENUES				ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$—	$14,812	$—	$—
Muskie and Gulfport	(b)	—	—	—	2,145	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(c)	81	133	234	267	192	85
Panther and El Toro	(d)	274	468	790	599	189	—
Other Relationships		—	—	—	—	5	3
		$355	$601	$1,024	$17,823	$386	$88

		OTHER				ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$—	$(514)	$—	$—
Muskie and Gulfport	(b)	—	—	—	(1)	—	—
		$—	$—	$—	$(515)	$—	$—
						$386	$88
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

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2022	2021	2022	2021	2022	2021
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$17	$18	$57	$53	$25	$5
The Company and Caliber	(b)	89	136	268	263	—	—
Other Relationships		36	27	80	81	—	—
		$142	$181	$405	$397	$25	$5

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Caliber	(b)	$—	$—	$—	$374	$—	$—
Other		—	—	—	11	—	—
		$—	$—	$—	$385	$—	$—

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

18.    Commitments and Contingencies
Commitments
The Company has entered into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under purchase obligations in effect at September 30, 2022 were approximately $0.2 million, which are expected to be paid over the next 12 months. Aggregate future payments to purchase capital equipment at September 30, 2022 were approximately $22.7 million, which primarily relate to our pressure pumping business. These payments are expected to be made over the next six months. Subsequent to September 30, 2022, the Company ordered additional equipment with aggregate commitments of $0.4 million, primarily for its well completion and infrastructure segments.

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2022	2021
Environmental remediation	$3,694	$3,694
Insurance programs	3,389	3,890
Rail car commitments	—	455
Bonding program	—	1,000
Total letters of credit	$7,083	$9,039

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of September 30, 2022 and December 31, 2021, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of September 30, 2022 and December 31, 2021, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At each of September 30, 2022 and December 31, 2021, accrued claims were $1.4 million.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2022 and December 31, 2021, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of September 30, 2022 and December 31, 2021, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2021. As of September 30, 2022 and December 31, 2021, accrued claims were $1.3 million and $1.6 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of September 30, 2022 and December 31, 2021 and no expense was recognized during the nine months ended September 30, 2022 or 2021 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2022 and December 31, 2021, outstanding bid bonds totaled $0.1 million and $0.6 million, respectively. As of September 30, 2022 and December 31, 2021, outstanding performance and payment bonds totaled $11.7 million and $20.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $2.8 million as of September 30, 2022.

Litigation

As of September 30, 2022, PREPA owed the Company approximately $227.0 million for services performed, excluding $141.3 million of interest charged on these delinquent balances as of September 30, 2022. The Company believes these

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra, in the United States District Court for the Southern District of Florida. Pursuant to its complaint, MasTec asserts claims against the Company and Cobra for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with restoring the energy infrastructure in Puerto Rico after Hurricane Maria, under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On April 1, 2020, the defendants filed motions to dismiss the complaint. On October 14, 2020, the court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. Under the agreement, any unpaid amounts of principal were charged interest at rates between 6% and 12%, and the agreement includes an acceleration clause that requires Cobra to pay within ten days all unpaid amounts if Cobra collects $100 million or more of specified receivables. Cobra made the second installment payment, including accrued interest, to MasTec on August 23, 2022 and the final installment principal payment on October 24, 2022. Cobra anticipates it will make the final installment interest payment of approximately $1.0 million on or before December 1, 2022. If Cobra or Mammoth Inc. is unable to make the final installment interest payment on or before December 1, 2022, MasTec will have the right to enforce the confessed judgment against Cobra and Mammoth Inc. with respect to this amount on or after December 2, 2022. As of September 30, 2022, $10.2 million was included in “accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheet related to the settlement.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal RICO statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. The case will now proceed according to a schedule that will be set by the Oklahoma County District Court. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio, which the Company appealed. On February 25, 2022, the Company received an unfavorable decision on the appeal. The Company appealed the decision and while it is not able to predict the outcome of the appeal, this matter is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. On April 11, 2022, counsel for the former FEMA official and the former president of Cobra notified the Court that they had reached in principle a plea agreement pursuant to Federal of Criminal Procedures 11(c)(1)(C). On April 19, 2022, the two remaining defendants notified the court that a plea agreement had been finalized, although no details of the terms of the plea agreement were provided to the court. On April 29, 2022, the federal judge overseeing the case recused himself from any further consideration of the matter and the case was assigned to a new judge. The federal judge did not provide an explanation for his recusal. The plea hearing was held on May 18, 2022 where both defendants pled guilty to gratuities. The sentencing hearing is scheduled for November 28, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on the Company. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or the Company’s business, financial condition, results of operations or cash flows. With regard to the previously disclosed SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action against the Company.

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The trial court granted Cobra, Mammoth and Straehla’s motion to compel Alpha Lobo’s claims against them to arbitration. However, Alpha Lobo has not yet brought its claims in arbitration. Instead, on March 22, 2022, Alpha Lobo filed a Petition for Writ of Mandamus in the Fourth Court of Appeals, San Antonio, Texas, seeking to overturn the order compelling arbitration. The appellate court denied the Mandamus on May 4, 2022, without requesting a response. On June 28, 2022, Alpha Lobo filed a Petition for Writ of Mandamus in the Texas Supreme Court, seeking to overturn the order compelling arbitration. The Texas Supreme Court denied the Mandamus on August 5, 2022, without requesting a response. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there was a parallel arbitration proceeding in which certain Defendants were seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party. On June 24, 2021, the arbitration panel ruled in favor of Cobra.

The Company is involved in various other legal proceedings in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings, legal matters are subject to inherent uncertainties and there exists the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
possibility that the ultimate resolution of these matters could have a material impact on the Company’s business, financial condition, results of operations or cash flows.

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the nine months ended September 30, 2022 and 2021, the Company paid $1.4 million and $1.3 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of September 30, 2022, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities and services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers.

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

As of September 30, 2022, the Company’s four reportable segments include infrastructure services (“Infrastructure”), well completion services (“Well Completion”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). Prior to the year ended December 31, 2021, the Company included Aquawolf in its “All Other” reconciling column. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2021, the Company changed its presentation in 2021 to move Aquawolf to the Infrastructure segment. The results for the three and nine months ended September 30, 2021 have been retroactively adjusted to reflect this change.

The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. The Drilling segment provides directional drilling services primarily in the Permian Basin and mid-continent region.

During certain of the periods presented, the Company also provided aviation services, equipment rental services, crude oil hauling services, remote accommodation and equipment manufacturing. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended September 30, 2022	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$33,296	$51,378	$12,910	$3,118	$6,500	$—	$107,202
Intersegment revenues	—	154	—	—	468	(622)	—
Total revenue	33,296	51,532	12,910	3,118	6,968	(622)	107,202
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	26,495	35,414	9,206	2,695	4,646	—	78,456
Intersegment cost of revenues	17	403	—	109	93	(622)	—
Total cost of revenue	26,512	35,817	9,206	2,804	4,739	(622)	78,456
Selling, general and administrative	4,968	2,390	1,076	305	946	—	9,685
Depreciation, depletion, amortization and accretion	3,969	4,772	2,865	1,598	2,638	—	15,842
Loss (gain) on disposal of assets	73	(339)	—	(286)	(47)	—	(599)
Operating (loss) income	(2,226)	8,892	(237)	(1,303)	(1,308)	—	3,818
Interest expense, net	2,047	531	212	154	318	—	3,262
Other (income), net	(10,304)	(345)	(3)	—	(337)	—	(10,989)
Income (loss) before income taxes	$6,031	$8,706	$(446)	$(1,457)	$(1,289)	$—	$11,545

Three months ended September 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$25,070	$22,702	$4,439	$1,184	$4,090	$—	$57,485
Intersegment revenues	—	30	3,980	23	482	(4,515)	—
Total revenue	25,070	22,732	8,419	1,207	4,572	(4,515)	57,485
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	21,827	16,941	9,368	1,566	3,882	—	53,584
Intersegment cost of revenues	71	4,388	—	—	56	(4,515)	—
Total cost of revenue	21,898	21,329	9,368	1,566	3,938	(4,515)	53,584
Selling, general and administrative	4,542	34,606	1,068	288	925	—	41,429
Depreciation, depletion, amortization and accretion	4,933	6,538	2,533	1,942	3,202	—	19,148
Loss (gain) on disposal of assets	33	(573)	(21)	(66)	(2,406)	—	(3,033)
Impairment of other long-lived assets	—	—	—	—	547	—	547
Operating loss	(6,336)	(39,168)	(4,529)	(2,523)	(1,634)	—	(54,190)
Interest expense, net	979	215	107	56	127	—	1,484
Other expense (income), net	(8,852)	1,328	(25)	—	(37)	—	(7,586)
Income (loss) before income taxes	$1,537	$(40,711)	$(4,611)	$(2,579)	$(1,724)	$—	$(48,088)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2022	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$81,892	$118,580	$35,098	$7,922	$15,686	$—	$259,178
Intersegment revenues	—	643	2,450	22	1,044	(4,159)	—
Total revenue	81,892	119,223	37,548	7,944	16,730	(4,159)	259,178
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	67,190	88,740	26,701	7,100	11,991	—	201,722
Intersegment cost of revenues	49	3,419	—	430	265	(4,163)	—
Total cost of revenue	67,239	92,159	26,701	7,530	12,256	(4,163)	201,722
Selling, general and administrative	14,056	6,314	2,774	874	2,542	—	26,560
Depreciation, depletion, amortization and accretion	12,495	17,963	6,717	4,929	8,381	—	50,485
Gain on disposal of assets	(795)	(547)	(90)	(286)	(2,020)	—	(3,738)
Operating income (loss)	(11,103)	3,334	1,446	(5,103)	(4,429)	4	(15,851)
Interest expense, net	5,345	1,324	552	379	670	—	8,270
Other (income) expense, net	(29,948)	(345)	(10)	—	128	—	(30,175)
Income (loss) before income taxes	$13,500	$2,355	$904	$(5,482)	$(5,227)	$4	$6,054

Nine months ended September 30, 2021	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$73,690	$62,939	$20,031	$3,234	$11,836	$—	$171,730
Intersegment revenues	—	120	3,980	54	1,804	(5,958)	—
Total revenue	73,690	63,059	24,011	3,288	13,640	(5,958)	171,730
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	70,267	42,339	22,631	4,739	12,063	—	152,039
Intersegment cost of revenues	165	5,449	—	—	344	(5,958)	—
Total cost of revenue	70,432	47,788	22,631	4,739	12,407	(5,958)	152,039
Selling, general and administrative	13,900	47,111	4,108	1,105	3,089	—	69,313
Depreciation, depletion, amortization and accretion	17,501	19,668	7,059	6,185	10,146	—	60,559
Gain on disposal of assets	(255)	(648)	(41)	(192)	(3,496)	—	(4,632)
Impairment of other long-lived assets	—	—	—	—	547	—	547
Operating loss	(27,888)	(50,860)	(9,746)	(8,549)	(9,053)	—	(106,096)
Interest expense, net	2,312	688	291	177	410	—	3,878
Other (income) expense, net	2,983	1,844	(851)	(9)	560	—	4,527
Loss before income taxes	$(33,183)	$(53,392)	$(9,186)	$(8,717)	$(10,023)	$—	$(114,501)

	Infrastructure	Well Completion	Sand	Drilling	All Other	Eliminations	Total
As of September 30, 2022:
Total assets	$445,143	$67,239	$145,567	$24,299	$120,025	$(88,935)	$713,338
As of December 31, 2021:
Total assets	$427,626	$56,036	$156,519	$27,457	$129,202	$(75,948)	$720,892

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
Subsequent to September 30, 2022, the Company entered into an agreement to accept $10.1 million in settlement of approximately $13.6 million of outstanding receivables with one of its sand customers. The $3.5 million impact was not recorded in the current period as the conditions precedent to the agreement were not present as of September 30, 2022.

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

    Our transformation towards an industrial based company is ongoing. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. The equipment manufacturing operations have initially served the internal needs for our pressure pumping, water transfer, equipment rental and infrastructure businesses, but we expect to expand into third party sales in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our business lines as we shift to a broader industrial focus.

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

Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues from our infrastructure services declined in 2021 as a result of certain management changes, which resulted in crew departures, as well as a decline in storm restoration activities. Revenue from our infrastructure services have continuously improved throughout 2022, as compared to the fourth quarter of 2021. Our infrastructure services business has also been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto

Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of September 30, 2022, PREPA, which is currently subject to bankruptcy proceedings, owed us approximately $227.0 million for services performed excluding approximately $141.3 million of interest charged on these delinquent balances as of September 30, 2022. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. We continue to vigorously pursue numerous avenues to collect our receivable from PREPA for work performed by Cobra. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity, results of operations and financial condition. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra pled guilty to gratuities. The sentencing hearing is scheduled for November 28, 2022. Given the uncertainty inherent in the criminal litigation, it is not possible at this time to determine the potential impacts that the plea agreements could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be after the terms of the plea agreements become public. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or our business, financial condition, results of operations or cash flows. With regard to the previously disclosed SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action by the SEC against us. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these proceedings. Further, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

During the third quarter of 2021, we made leadership changes in our infrastructure group and have focused on cutting costs, improving margins and enhancing accountability across the division. During the third quarter of 2022, operational improvements combined with increased crew count drove enhanced results. Our crew count increased from approximately 82 crews as of December 31, 2021 to approximately 96 crews as of September 30, 2022, and we continue to add crew capacity for a sector that has a healthy bidding environment. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling this sector in 2023. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects. In late 2021, we were awarded a fiber installation contract as well as an electric vehicle charging station engineering contract. Both of these projects are currently in process.

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

Well Completion and Drilling Services

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during the first nine months of 2022 and we expect both pricing and utilization to continue to improve in the fourth quarter of 2022 and into 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by improved energy demand and strong commodity prices. The ongoing Russian/Ukrainian war and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

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

During the third quarter of 2022, our well completion services division exhibited strong performance, fueled by the robust demand in the pressure pumping industry. We are currently operating four of our six pressure pumping fleets. We expect to add one additional pressure pumping fleet into operation during the fourth quarter of 2022. Looking to 2023, we plan to activate our sixth fleet in the first half of 2023, and subject to liquidity requirements, we have plans to upgrade one of our existing spreads to Tier 4, dual fuel. This would give us a total of three dual fuel fleets. We are analyzing whether there might be greater returns for converting and upgrading an existing spread compared to adding a seventh spread.

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

Natural Sand Proppant Services

In our natural sand proppant services business, we experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and has continued to increase during the first nine months of 2022, as we saw an increase in the volume of sand sold. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand and we expect that prices will continue to increase in the fourth quarter of 2022 and into 2023.

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

As the oilfield services and natural sand proppant industries continue to rebound from the significant economic impacts of 2020 and 2021, we expect momentum to continue in terms of activity, pricing, scheduling and new bidding inquiries in the fourth quarter of 2022 and into 2023. We believe our diverse portfolio of services and ability to adapt quickly to changing environments positions us well in these segments.

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

Although demand across our three largest segments has improved during the nine months ended September 30, 2022 and remained strong in the third quarter of 2022, we continue to mitigate the myriad of external challenges in today’s economic environment as we remain disciplined with our spending to continue to improve Mammoth’s cost structure and focus on enhancing value for our stockholders.

Third Quarter 2022 Financial Overview

•Net income for the third quarter of 2022 was $7.7 million, or $0.16 per diluted share, as compared to net loss of $40.9 million, or $0.88 loss per diluted share, for the third quarter of 2021.

•Adjusted EBITDA (as defined and reconciled below) increased to $29.8 million for the third quarter of 2022, as compared to ($29.3) million for the third quarter of 2021 and $23.0 million for the second quarter of 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•Total revenue for the third quarter of 2022 increased $49.7 million, or 86%, to $107.2 million from $57.5 million for the third quarter of 2021. The increase in total revenue is due to an increase in revenue across all of our operating divisions during the third quarter of 2022, driven primarily by increased utilization and pricing.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Revenue:
Infrastructure services	$33,296	$25,070
Well completion services	51,532	22,732
Natural sand proppant services	12,910	8,419
Drilling services	3,118	1,207
Other services	6,968	4,572
Eliminations	(622)	(4,515)
Total revenue	107,202	57,485

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $3,966 and $4,933, respectively, for the three months ended September 30, 2022 and 2021)	26,512	21,898
Well completion services (exclusive of depreciation and amortization of $4,767 and $6,538, respectively, for the three months ended September 30, 2022 and 2021)	35,817	21,329
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,863 and $2,533, respectively, for the three months ended September 30, 2022 and 2021)	9,206	9,368
Drilling services (exclusive of depreciation and amortization of $1,597 and $1,942, respectively, for the three months ended September 30, 2022 and 2021)	2,804	1,566
Other services (exclusive of depreciation and amortization of $2,638 and $3,202, respectively, for the three months ended September 30, 2022 and 2021)	4,739	3,938
Eliminations	(622)	(4,515)
Total cost of revenue	78,456	53,584
Selling, general and administrative expenses	9,685	41,429
Depreciation, depletion, amortization and accretion	15,842	19,148
Gains on disposal of assets, net	(599)	(3,033)
Impairment of other long-lived assets	—	547
Operating income (loss)	3,818	(54,190)
Interest expense, net	(3,262)	(1,484)
Other income, net	10,989	7,586
Income (loss) before income taxes	11,545	(48,088)
Provision (benefit) for income taxes	3,819	(7,187)
Net income (loss)	$7,726	$(40,901)

    Revenue. Revenue for the three months ended September 30, 2022 increased $49.7 million, or 86%, to $107.2 million from $57.5 million for the three months ended September 30, 2021. The increase in total revenue is attributable to an increase in revenue across all operating divisions during the three months ended September 30, 2022 primarily due to increased utilization and pricing. Revenue derived from related parties was $0.4 million for the three months ended September 30, 2022 and $0.6 million for the three months ended September 30, 2021. Revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division revenue increased $8.2 million, or 33%, to $33.3 million for the three months ended September 30, 2022 from $25.1 million for the three months ended September 30, 2021 primarily due to improved operational execution, coupled with an increase in crew count and improved pricing.

Average crew count grew to 96 crews for the three months ended September 30, 2022 , as compared to 77 crews for the three months ended September 30, 2021.

    Well Completion Services. Well completion services division revenue increased $28.8 million, or 127%, to $51.5 million for the three months ended September 30, 2022 from $22.7 million for the three months ended September 30, 2021. The increase in our well completion services revenue was primarily driven by a 176% increase in the number of stages completed from 688 for the three months ended September 30, 2021 to 1,897 for the three months ended September 30, 2022 as well as an increase in both pricing and sand and chemical materials revenue. An average of 3.5 of our fleets were active for the three months ended September 30, 2022 as compared to an average of 1.2 fleets for the three months ended September 30, 2021.

    Natural Sand Proppant Services. Natural sand proppant services division revenue increased $4.5 million, or 54%, to $12.9 million for the three months ended September 30, 2022, from $8.4 million for the three months ended September 30, 2021 primarily due to an 81% increase in the average price per ton of sand sold from $16.58 per ton during the three months ended September 30, 2021 to $29.95 per ton during the three months ended September 30, 2022, and an 8% increase in tons of sand sold from 315,066 tons for the three months ended September 30, 2021 to 341,272 tons for the three months ended September 30, 2022. Additionally, we recognized shortfall revenue of $0.5 million during the three months ended September 30, 2022.

Drilling Services. Drilling services division revenue increased $1.9 million, or 158%, to $3.1 million for the three months ended September 30, 2022 as compared to $1.2 million for the three months ended September 30, 2021. The increase is primarily due to increased utilization for our directional drilling business from 23% for the three months ended September 30, 2021 to 46% for the three months ended September 30, 2022.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased approximately $2.4 million, or 52%, to $7.0 million for the three months ended September 30, 2022, from $4.6 million for the three months ended September 30, 2021. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.5 million for each of the three months ended September 30, 2022 and 2021, respectively.

An average of 255 pieces of equipment were rented to customers during the three months ended September 30, 2022, an increase of 57% from an average of 162 pieces of equipment rented to customers during the three months ended September 30, 2021, resulting in an increase to revenue of $0.9 million. Additionally, revenue from our accommodations business increased $1.6 million primarily due to an increase in rooms rented during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $24.9 million from $53.6 million, or 93% of total revenue, for the three months ended September 30, 2021 to $78.5 million, or 73% of total revenue, for the three months ended September 30, 2022. The increase is primarily due to an increase in activity across all operating divisions. Cost of revenue by operating division was as follows:

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $4.6 million, or 21%, to $26.5 million for the three months ended September 30, 2022 from $21.9 million for the three months ended September 30, 2021, primarily due to an increase in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4.0 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, was 80% and 87% for the three months ended September 30, 2022 and 2021, respectively. The decline as a percentage of revenue is primarily due to improved pricing as well as a decline in labor related costs as a result of improved efficiency of our crews.

    Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $14.5 million, or 68%, to $35.8 million for the three months ended September 30, 2022 from $21.3 million for the three months ended September 30, 2021, primarily due to an increase in both the cost of consumables and activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $4.8 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively, was 70% and 94% for the three months ended September 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization as well as improved pricing.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $0.2 million, or 2%, to $9.2 million for the three months ended September 30, 2022 from $9.4 million for the three months ended September 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.9 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, was 71% and 112% for the three months ended September 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to an 81% increase in price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.2 million, or 75%, to $2.8 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.6 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, was 90% and 130% for the three months ended September 30, 2022 and 2021, respectively. The decline is primarily due to an increase in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.8 million, or 20%, to $4.7 million for the three months ended September 30, 2022 from $3.9 million for the three months ended September 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.6 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, was 68% and 85% for the three months ended September 30, 2022 and 2021, respectively. The decrease is primarily due to a decline in labor costs as a percentage of revenue and an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Cash expenses:
Compensation and benefits	$3,676	$3,353
Professional services(a)	3,706	4,134
Other(b)	2,059	2,252
Total cash SG&A expense	9,441	9,739
Non-cash expenses:
Bad debt provision(c)	3	31,449
Stock based compensation	241	241
Total non-cash SG&A expense	244	31,690
Total SG&A expense	$9,685	$41,429
a.    Certain legal expenses totaling $0.4 million were reclassified to Other, net for the three months ended September 30, 2021.
b.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the three months ended September 30, 2021 includes $31.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $3.3 million, or 17%, to $15.8 million for the three months ended September 30, 2022 from $19.1 million for the three months ended September 30, 2021. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets is primarily related to the sale of trucking assets during the three months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets. During the three months ended September 30, 2021, we began the temporary shut down of our crude oil hauling operations, resulting in impairment of trade names of $0.5 million.

    Operating Income (Loss). We reported operating income of $3.8 million for the three months ended September 30, 2022 compared to an operating loss of $54.2 million for the three months ended September 30, 2021. The decrease in operating loss is primarily due to an increase in activity and utilization across all operating divisions.

    Interest Expense, Net. Interest expense, net increased $1.8 million, or 120%, to $3.3 million for the three months ended September 30, 2022 from $1.5 million for the three months ended September 30, 2021. The increase is primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income (Expense), Net. Other income increased $3.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in interest on trade accounts receivable from $8.0 million for the three months ended September 30, 2021 to $10.5 million for the three months ended September 30, 2022, as well as a decline in legal fees unrelated to ongoing operations.

    Income Taxes. We recorded income tax expense of $3.8 million on pre-tax income of $11.5 million for the three months ended September 30, 2022 compared to an income tax benefit of $7.2 million on pre-tax losses of $48.1 million for the three months ended September 30, 2021. Our effective tax rates were 33% and 15% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Revenue:
Infrastructure services	$81,892	$73,690
Well completion services	119,223	63,059
Natural sand proppant services	37,548	24,011
Drilling services	7,944	3,288
Other services	16,730	13,640
Eliminations	(4,159)	(5,958)
Total revenue	259,178	171,730

Cost of revenue:
Infrastructure services (exclusive of depreciation and amortization of $12,477 and $17,499, respectively, for the nine months ended September 30, 2022 and 2021)	67,239	70,432
Well completion services (exclusive of depreciation and amortization of $17,944 and $19,668, respectively, for the nine months ended September 30, 2022 and 2021)	92,159	47,788
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $6,711 and $7,059, respectively, for the nine months ended September 30, 2022 and 2021)	26,701	22,631
Drilling services (exclusive of depreciation of $4,928 and $6,185, respectively, for the nine months ended September 30, 2022 and 2021)	7,530	4,739
Other services (exclusive of depreciation and amortization of $8,378 and $10,148, respectively, for the nine months ended September 30, 2022 and 2021)	12,256	12,407
Eliminations	(4,163)	(5,958)
Total cost of revenue	201,722	152,039
Selling, general and administrative expenses	26,560	69,313
Depreciation, depletion, amortization and accretion	50,485	60,559
Gains on disposal of assets, net	(3,738)	(4,632)
Impairment of long-lived assets	—	547
Operating loss	(15,851)	(106,096)
Interest expense, net	(8,270)	(3,878)
Other income (expense), net	30,175	(4,527)
Income (loss) before income taxes	6,054	(114,501)
Provision (benefit) for income taxes	11,442	(26,370)
Net loss	$(5,388)	$(88,131)

    Revenue. Revenue for the nine months ended September 30, 2022 increased $87.5 million, or 51%, to $259.2 million from $171.7 million for the nine months ended September 30, 2021. The increase in total revenue is primarily attributable to increases in revenue across all operating divisions. Revenue derived from related parties was $1.0 million, or 0.4% of our total revenue, for the nine months ended September 30, 2022 and $17.8 million, or 10% of our total revenue, for the nine months ended September 30, 2021. Substantially all of our related party revenue was derived from Gulfport under pressure pumping and sand contracts. For additional information regarding the status of these contracts and the pending litigation related to the pressure pumping contract, see “Industry Overview – Oil and Natural Gas Industry,” “Industry Overview – Natural Sand Proppant Industry” and Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report. Revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division revenue increased $8.2 million, or 11%, to $81.9 million for the nine months ended September 30, 2022 from $73.7 million for the nine months ended September 30, 2021. There was less storm activity during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, resulting in a $13.3 million decrease in storm restoration revenue. This was offset by increases in overhead distribution as a result of an increase in our crew count, improved efficiency of our crews, improved pricing for our services as well as an increase in engineering services revenue.

Well Completion Services. Well completion services division revenue increased $56.1 million, or 89%, to $119.2 million for the nine months ended September 30, 2022 from $63.1 million for the nine months ended September 30, 2021. We did not recognize any revenue derived from related parties for the nine months ended September 30, 2022 compared to $14.8 million, or 23% of total well completion revenue, for the nine months ended September 30, 2021. All of our well completion related party revenue was derived from Gulfport under a pressure pumping contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the nine months ended September 30, 2021, we recognized revenue totaling $14.8 million related to the modification of our pressure pumping contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Oil and Natural Gas Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.6 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in our well completion services revenue was primarily driven by an increase in pressure pumping services utilization and pricing. The number of stages completed increased 161% to 4,312 for the nine months ended September 30, 2022 from 1,653 for the nine months ended September 30, 2021. An average of 2.9 of our six fleets were active for the nine months ended September 30, 2022 as compared to an average of 1.0 fleets for the nine months ended September 30, 2021.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $13.5 million, or 56%, to $37.5 million for the nine months ended September 30, 2022, from $24.0 million for the nine months ended September 30, 2021. We did not recognize any related party revenue for the nine months ended September 30, 2022. Revenue derived from related parties was $2.1 million, or 9% of total sand revenue, for the nine months ended September 30, 2021. All of our related party revenue was derived from Gulfport under a sand supply contract. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2021, we recognized revenue totaling $2.1 million related to the modification of our sand supply contract with Gulfport. For additional information regarding the status of this contract and the pending litigation related to this contract, see “Industry Overview – Natural Sand Proppant Industry” above and notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this report. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was $2.4 million, or 7% of total sand revenue, for the nine months ended September 30, 2022 and $4.0 million, or 17% of total sand revenue, for the nine months ended September 30, 2021.

The increase in our natural sand proppant services revenue was primarily due to a 60% increase in the average sales price per ton of sand sold from $16.37 per ton during the nine months ended September 30, 2021 to $26.15 per ton during the nine months ended September 30, 2022 and a 38% increase in tons of sand sold from approximately 741,458 tons for the nine months ended September 30, 2021 to approximately 1,019,740 tons for the nine months ended September 30, 2022. These increases were partially offset by a $3.3 million decline in shortfall revenue for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Drilling Services. Drilling services division revenue increased $4.6 million, or 139%, to $7.9 million for the nine months ended September 30, 2022 from $3.3 million for the nine months ended September 30, 2021. The increase in our drilling services revenue was primarily attributable to increased utilization for our directional drilling business from 20% during the nine months ended September 30, 2021 to 43% nine months ended September 30, 2022 as well as increased pricing.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased $3.1 million, or 23%, to $16.7 million for the nine months ended September 30, 2022 from $13.6 million for the nine months ended September 30, 2021. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $1.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in our other services revenue was primarily due to an increase in utilization for our equipment rental business. An average of 240 pieces of equipment was rented to customers during the nine months ended September 30, 2022, an increase of 105% from an average of 117 pieces of equipment rented to customers during the nine months ended September 30, 2021. Additionally, utilization for remote accommodations business increased. Due to market conditions, we have temporarily shut down our crude oil hauling business beginning in July 2021, resulting in a decline in revenue of approximately $1.3 million.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $49.7 million from $152.0 million, or 89% of total revenue, for the nine months ended September 30, 2021 to $201.7 million, or 78% of total revenue, for the nine months ended September 30, 2022. The increase is primarily due to an increase in cost of revenue for the well completion services division. Cost of revenue by operating division was as follows:

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $3.2 million, or 5%, to $67.2 million for the nine months ended September 30, 2022 from $70.4 million for the nine months ended September 30, 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $12.5 million and $17.5 million, respectively, for the nine months ended September 30, 2022 and 2021 was 82% and 96% for the nine months ended September 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to declines in labor related costs associated with improved efficiency of our crews and equipment rental costs as a percentage of revenue.

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $44.4 million, or 93%, to $92.2 million for the nine months ended September 30, 2022 from $47.8 million for the nine months ended September 30, 2021, primarily due to an increase in cost of goods sold as a result of providing sand and chemicals with our service package to customers during the nine months ended September 30, 2022 as well as an increase in activity. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $18.0 million and $19.7 million for the nine months ended September 30, 2022 and 2021, respectively, was relatively flat at 77% and 76% for the nine months ended September 30, 2022 and 2021, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $4.1 million, or 18%, from $22.6 million for the nine months ended September 30, 2021 to $26.7 million for the nine months ended September 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $6.7 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively, was 71% and 94% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cost as a percentage of revenue is primarily due to a 60% increase in average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $2.8 million, or 60%, from $4.7 million for the nine months ended September 30, 2021 to $7.5 million for the nine months ended September 30, 2022, as a result of increased activity. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $4.9 million and $6.2 million, for the nine months ended September 30, 2022 and 2021, respectively, was 95% and 142% for the nine months ended September 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to increased pricing and utilization.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.1 million, or 1%, from $12.4 million for the nine months ended September 30, 2021 to $12.3 million for the nine months ended September 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8.4 million and $10.1 million for the nine months ended September 30, 2022 and 2021, respectively, was 73% and 91% for the nine months ended September 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash expenses:
Compensation and benefits	$9,796	$11,379
Professional services(a)	10,067	8,399
Other(b)	6,127	7,058
Total cash SG&A expenses	25,990	26,836
Non-cash expenses:
Bad debt provision(c)	(112)	41,650
Stock based compensation	682	827
Total non-cash SG&A expenses	570	42,477
Total SG&A expenses	$26,560	$69,313
a.    Certain legal expenses totaling $5.4 million were reclassified to Other, net for the nine months ended September 30, 2021.
b.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
c.    The bad debt provision for the nine months ended September 30, 2021 includes $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $10.1 million to $50.5 million for the nine months ended September 30, 2022 from $60.6 million for the nine months ended September 30, 2021. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets is primarily related to the sale of trucks, land and buildings during the nine months ended September 30, 2022 and trucking assets for the nine months ended September 30, 2021.

Impairment of Long-Lived Assets. During the three months ended September 30, 2021, we began the temporary shut down of our crude oil hauling operations, resulting in impairment of trade names of $0.5 million.

    Operating Loss. We reported an operating loss of $15.9 million for the nine months ended September 30, 2022 compared to an operating loss of $106.1 million for the nine months ended September 30, 2021. The reduced operating loss was primarily due to a decline in costs as a percentage of revenue as well as increased activity across all operating divisions.

    Interest Expense, Net. Interest expense, net increased $4.4 million, or 113%, to $8.3 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021 primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income (Expense), Net. We recognized other income, net of $30.2 million during the nine months ended September 30, 2022 compared to other expense, net of $4.5 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021 we recognized expense of $25.0 million related to an agreement to settle a legal matter and corresponding legal fees totaling $5.4 million. We recognized interest on trade accounts receivable of $30.5 million for the nine months ended September 30, 2022 compared to $25.1 million for nine months ended September 30, 2021.

    Income Taxes. We recorded income tax expense of $11.4 million on pre-tax income of $6.1 million for the nine months ended September 30, 2022 compared to an income tax benefit of $26.4 million on pre-tax losses of $114.5 million for the nine months ended September 30, 2021. Our effective tax rate was 189% for the nine months ended September 30, 2022 compared to 23% for the nine months ended September 30, 2021. The increase compared to the nine months ended

September 30, 2021 was due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, gains on disposal of assets, impairment of other long-lived assets, public offering costs, stock based compensation, interest expense, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2022	2021
Net income (loss)	$7,726	$(40,901)	$1,703	$(5,388)	$(88,131)
Depreciation, depletion, amortization and accretion expense	15,842	19,148	17,476	50,485	60,559
Gains on disposal of assets	(599)	(3,033)	(2,943)	(3,738)	(4,632)
Impairment of other long-lived assets	—	547	—	—	547
Public offering costs	—	13	—	—	91
Stock based compensation	241	252	200	682	950
Interest expense, net	3,262	1,484	2,659	8,270	3,878
Other (income) expense, net	(10,989)	(7,586)	(10,144)	(30,174)	4,527
Provision (benefit) for income taxes	3,819	(7,187)	3,935	11,442	(26,370)
Interest on trade accounts receivable	10,468	7,963	10,160	30,490	25,138
Adjusted EBITDA	$29,770	$(29,300)	$23,046	$62,069	$(23,443)

Infrastructure Services

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2022	2021
Net income (loss)	$2,630	$(2,409)	$571	$3,323	$(30,721)
Depreciation and amortization expense	3,969	4,933	4,211	12,495	17,501
Losses (gains) on disposal of assets	73	33	(863)	(795)	(255)
Public offering costs	—	(7)	—	—	38
Stock based compensation	89	100	74	261	401
Interest expense	2,047	979	1,755	5,345	2,312
Other (income) expense, net	(10,304)	(8,852)	(10,061)	(29,948)	2,983
Provision (benefit) for income taxes	3,402	3,947	3,708	10,178	(2,463)
Interest on trade accounts receivable	10,468	9,290	10,160	30,490	26,980
Adjusted EBITDA	$12,374	$8,014	$9,555	$31,349	$16,776

Well Completion Services

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2022	2022	2021
Net income (loss)	$8,706	$(40,712)	$1,450	$2,357	$(53,392)
Depreciation and amortization expense	4,772	6,538	6,747	17,963	19,668
Gains on disposal of assets	(339)	(573)	(157)	(547)	(648)
Public offering costs	—	19	—	—	31
Stock based compensation	104	95	84	275	253
Interest expense	531	215	422	1,324	688
Other (income) expense, net	(345)	1,328	—	(345)	1,844
Interest on trade accounts receivable	—	(1,327)	—	—	(1,841)
Adjusted EBITDA	$13,429	$(34,417)	$8,546	$21,027	$(33,397)

Natural Sand Proppant Services

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2022	2021	2022	2022	2021
Net (loss) income	$(446)	$(4,611)	$2,665	$904	$(9,186)
Depreciation, depletion, amortization and accretion expense	2,865	2,533	2,058	6,717	7,059
Gains on disposal of assets	—	(21)	(15)	(90)	(41)
Public offering costs	—	—	—	—	12
Stock based compensation	30	32	26	90	163
Interest expense	212	107	178	552	291
Other income, net	(3)	(25)	(4)	(10)	(851)
Interest on trade accounts receivable	—	—	—	—	(1)
Adjusted EBITDA	$2,658	$(1,985)	$4,908	$8,163	$(2,554)

Drilling Services

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021	2022	2022	2021
Net loss	$(1,457)	$(2,579)	$(2,272)	$(5,482)	$(8,717)
Depreciation expense	1,598	1,942	1,651	4,929	6,185
Gains on disposal of assets	(286)	(66)	—	(286)	(192)
Public offering costs	—	—	—	—	2
Stock based compensation	4	6	4	13	71
Interest expense	154	56	121	379	177
Other income, net	—	—	—	—	(9)
Adjusted EBITDA	$13	$(641)	$(496)	$(447)	$(2,483)

Other Services(a)

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
Reconciliation of Adjusted EBITDA to net (loss) income:	2022	2021	2022	2022	2021
Net (loss) income	$(1,707)	$9,409	$(788)	$(6,492)	$13,884
Depreciation, amortization and accretion expense	2,638	3,202	2,809	8,381	10,146
Gains on disposal of assets	(47)	(2,406)	(1,908)	(2,020)	(3,496)
Impairment of other long-lived assets	—	547	—	—	547
Public offering costs	—	1	—	—	8
Stock based compensation	14	19	12	43	62
Interest expense, net	318	127	183	670	410
Other (income) expense, net	(337)	(37)	(78)	128	560
Provision (benefit) for income taxes	417	(11,134)	226	1,264	(23,907)
Adjusted EBITDA	$1,296	$(272)	$456	$1,974	$(1,786)
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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$10,617	$9,899
Revolving credit facility availability	116,722	118,948
Less long-term debt	(92,776)	(85,240)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (bonding program)	—	(1,000)
Less letter of credit facilities (insurance programs)	(3,389)	(3,890)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (rail car commitments)	—	(455)
Net working capital (less cash)(a)	334,754	280,651
Total	$352,234	$305,219
a.Net working capital (less cash) is a non-GAAP measure and is calculated by subtracting total current liabilities of $142.5 million and cash and cash equivalents of $10.6 million from total current assets of $487.8 million as of September 30, 2022. As of December 31, 2021, net working capital (less cash) is calculated by subtracting total current liabilities of $150.2 million and cash and cash equivalents of $9.9 million from total current assets of $440.8 million. Amounts include receivables due from PREPA of $368.3 million at September 30, 2022 and $337.8 million at December 31, 2021 and corresponding liabilities of $44.4 million at September 30, 2022 and $42.3 million at December 31, 2021.

    As of October 26, 2022, we had cash on hand of $10.3 million and outstanding borrowings under our revolving credit facility of $89.7 million, leaving an aggregate of $13.0 million of available borrowing capacity under this facility, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the financial covenants under our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets. Further, we may not be able to extend or refinance our existing revolving credit facility at or prior to maturity on the terms acceptable to us or at all.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(5,430)	$(20,235)	$(6,066)	$(15,764)
Net cash (used in) provided by investing activities	(3,918)	2,184	(440)	5,107
Net cash provided by financing activities	7,331	14,994	7,388	3,780
Effect of foreign exchange rate on cash	(96)	(28)	(164)	8
Net change in cash	$(2,113)	$(3,085)	$718	$(6,869)

Operating Activities

    Net cash used in operating activities was $6.1 million for the nine months ended September 30, 2022, compared to $15.8 million for the nine months ended September 30, 2021. Net cash used in operating activities was $5.4 million for the three months ended September 30, 2022, compared to $20.2 million for the three months ended September 30, 2021. The change in operating cash flows was primarily attributable to the timing of cash inflows for accounts receivable as well as an increase in legal settlement payments.

Investing Activities

    Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $5.1 million for the nine months ended September 30, 2021. Net cash used in investing activities was $3.9 million for the three months ended September 30, 2022, compared net cash provided by investing activities of $2.2 million for the three months ended September 30, 2021. Cash (used in) provided by investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Infrastructure services(a)	$225	$181	$823	$474
Well completion services(b)	4,747	2,392	8,048	3,288
Natural sand proppant services(c)	34	16	34	429
Drilling services(d)	33	4	47	42
Other(e)	53	172	275	337
Eliminations	38	—	(128)	(96)
Total capital expenditures	$5,130	$2,765	$9,099	$4,474
a.     Capital expenditures primarily for tooling and other equipment for the three and nine months ended September 30, 2022 and 2021.
b.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three and nine months ended September 30, 2022 and 2021.
c.    Capital expenditures primarily for maintenance for the three and nine months ended September 30, 2021.
d.    Capital expenditures primarily for maintenance for the three and nine months ended September 30, 2022 and 2021.
e.    Capital expenditures primarily for equipment for our rental business for the three and nine months ended September 30, 2022 and 2021.

Financing Activities

    Net cash provided by financing activities was $7.4 million for the nine months ended September 30, 2022, compared to $3.8 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net borrowings on long-term debt of $7.8 million. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to net proceeds received from sale leaseback transaction of $7.4 million, which was partially offset by net payments on long-term debt totaling $1.9 million and principal payments on financing leases and equipment financing notes totaling $1.7 million.

Net cash provided by financing activities was $7.3 million for the three months ended September 30, 2022, compared to $15.0 million for the three months ended September 30, 2021. Net cash provided by financing activities for the three months ended September 30, 2022 was primarily attributable to net borrowings on long-term debt of $9.0 million, partially offset by payments on sale leaseback transactions of $1.2 million and principal payments on financing leases and equipment financing notes totaling $0.6 million. Net cash provided by financing activities for the three months ended September 30, 2021 was primarily attributable to net borrowings of long-term debt totaling $16.4 million, which was partially offset by payment on sale leaseback transactions of $0.8 million and principal payments on financing leases and equipment financing notes totaling $0.6 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was ($0.1) million and a nominal amount for the nine months ended September 30, 2022 and 2021. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $345.4 million and $290.5 million at September 30, 2022 and December 31, 2021, respectively, including receivables due from PREPA of $368.3 million at September 30, 2022 and $337.8 million at December 31, 2021 and corresponding liabilities of $44.4 million at September 30, 2022 and $42.3 million at December 31, 2021. Our cash balances were $10.6 million and $9.9 million at September 30, 2022 and December 31, 2021, respectively.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At September 30, 2022, we had outstanding borrowings under our revolving credit facility of $92.8 million and $6.9 million of available borrowing capacity under this facility, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of September 30, 2022. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of October 26, 2022, our outstanding borrowings under our amended revolving credit facility were $89.7 million, leaving an aggregate of $13.0 million of available borrowing capacity, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, our revolving credit facility is currently scheduled to mature on October 19, 2023. Although we continue to explore various strategic alternatives to extend, refinance, or repay our revolving credit facility on or before the scheduled maturity date, there is no guarantee that such extension, refinancing or repayment will be secured. Additionally, any such extended or new credit facility could have terms that are less favorable to us than the terms of our existing revolving credit facility, which may significantly increase our cost of capital and may have a material adverse effect on our liquidity and financial condition. For additional information regarding our amended revolving credit facility and financial covenants thereunder, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39 month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bore interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. The Aviation Note was paid off on September 30, 2022.

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

Our liquidity and future cash flows, however, are subject to a number of variables, including receipt of payments from our customers, including PREPA, and our ability to extend, refinance or repay our revolving credit facility at or prior to its scheduled maturity date of October 19, 2023. As of September 30, 2022, PREPA owed Cobra approximately $368.3 million for services performed, including $141.3 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

We currently estimate that during 2022 our aggregate capital expenditures will be $20.0 million, depending upon industry conditions and our financial results. These capital expenditures include $2.5 million in our infrastructure segment for assets for additional equipment, $16.9 million in our well completion segment for conversion of a portion of our fleet to include Dynamic Gas BlendingTM (“DGB”) or “dual-fuel” capabilities and maintenance to our existing pressure pumping fleet and $0.6 million for our other divisions, primarily for additional equipment for our rental business. During the nine months ended September 30, 2022, our capital expenditures totaled $9.1 million.

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

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under a revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. See also Item 1A. Risk Factors included elsewhere in this report.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We have seen improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services throughout 2022 and we expect both pricing and utilization to continue to increase throughout the remainder of 2022 and into 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by strong energy demand and favorable commodity prices. The current Russian/Ukrainian military conflict and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $10.6 million at September 30, 2022. We do not enter into investments for trading or speculative purposes.

    Interest under our credit facility is payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by 0.75 percentage point on September 21, 2022, a fifth consecutive interest rate hike this year, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin is currently set at 4.0%, which can be reduced to 3.5% under certain circumstances specified in our credit facility. At September 30, 2022, we had outstanding borrowings under our revolving credit facility of $92.8 million with a weighted average interest rate of 10.25%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.9 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2022, we had $2.3 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of September 30, 2022. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $368.3 million, including $141.3 million of interest charges, as of September 30, 2022. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

Seasonality

    We provide infrastructure services in the northeast, southwest, midwest and western portions of the United States. We provide well completion and drilling services primarily in the Utica, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Minnesota, Kentucky and Alberta, Canada. A portion of our revenues are generated in Ohio, Wisconsin, Minnesota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

    Although the impact of inflation has been insignificant on our operations in prior years, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. On September 21, 2022, the Federal Reserve increased its benchmark interest rates by 0.75 percentage point, the fifth consecutive hike this year, and may continue increasing benchmark interest rates in the future. If the efforts to control inflation are not successful and inflationary pressures persist, our business, results of operations and financial condition may be adversely affected.

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

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as supplemented below, as of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 4, 2022 and our Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 2, 2022. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions”

Our ability to generate sufficient cash in the next twelve months necessary to repay or refinance our existing revolving credit facility at or prior to maturity is subject to a number of risks and uncertainties.

Our existing revolving credit facility is currently scheduled to mature on October 19, 2023. As of October 26, 2022, we had cash on hand of $10.3 million and outstanding borrowings under our revolving credit facility of $89.7 million, leaving an aggregate of $13.0 million of available borrowing capacity under this facility, after giving effect to $7.1 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. Our ability to extend, refinance or repay our existing revolving credit facility at or prior to maturity will depend on our ability to generate significant operating cash flow in the future and collect our receivables, among other factors. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us fund these and our other liquidity needs. As a result, we may need to seek additional debt or equity financing, sell existing assets or enter into other strategic transactions. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Any inability to generate sufficient cash flow, complete any sale transactions, repay or refinance our indebtedness or incur additional indebtedness on commercially reasonable terms or at all could adversely affect our financial condition. If we default under our existing revolving credit facility, the lenders could exercise their rights as described in this report under Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report, and we could be forced into bankruptcy or liquidation.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	October 28, 2022	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	October 28, 2022	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer