Form 10-K
period 2022-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2023-02-24
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $50.9 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 22, 2023, there were 47,312,270 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATION BY REFERENCE

Portions of Mammoth Energy Services, Inc.’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of drilling and completions activity on utilization and pricing for our oilfield services;
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations, or OPEC+, affecting commodity price and production levels;
•employee retention and increasingly competitive labor market;
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
•conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the energy and environmental policies;
•inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors;
•our ability to obtain capital or financing needed for our operations on favorable terms or at all;
•our ability to (i) continue to comply with certain financial covenants from our lenders and comply with other terms and conditions under our amended revolving credit facility, as amended, (ii) extend, repay or refinance our revolving credit facility at or prior to maturity on the terms acceptable to us or at all and (iii) meet our financial projections associated with reducing our debt;
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
•the outcome of our ongoing efforts to collect the outstanding amounts owed to us by the Puerto Rico Electric Power Authority (“PREPA”) for electric grid restoration services performed by our subsidiary Cobra Acquisitions LLC (“Cobra”) in Puerto Rico;
•the outcome or settlement of our litigation matters discussed in this report on our financial condition and cash flows;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•shortages, delays in delivery and interruptions in supply of major components, replacement parts, or other equipment, supplies or materials;
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
v

PART I.

Item 1. Business

Overview

    We are an integrated, growth-oriented energy services company focused on providing products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserve as well as the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services businesses. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes well completion services, infrastructure services, natural sand proppant services, drilling services and other services. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

The growth of our industrial businesses is ongoing. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our industrial business lines.

    Our facilities and service centers are strategically located in Ohio, Texas, Oklahoma, Wisconsin, Kentucky, California, Colorado, Oregon, Indiana and Alberta, Canada primarily to serve the following areas:

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
•Southeastern New Mexico;
•The Barnett Shale in Texas;
•The Granite Wash and Mississippi Shale in Oklahoma and Texas;
•The Cana Woodford and Woodford Shales and the Cleveland Sand in Oklahoma;
•Southern California; and
•The oil sands in Alberta, Canada.

    Our operational division heads have an extensive track record in the oilfield service and infrastructure businesses with an average of over 30 years of oilfield services experience and over 25 years of infrastructure services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our well completion, natural sand proppant, drilling and other services to a diversified range of both public and private independent oil and natural gas producers and our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops. For the years ended December 31, 2022 and 2021, our top five customers represented 36% and 35%, respectively, of our revenue.

Recent Developments

Our Response to COVID-19 and Related Market Conditions

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also continuing to monitor the industry and market conditions resulting from the COVID-19 pandemic and have taken mitigating steps in an effort to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the adverse conditions recur. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity markets, inflationary pressures, rising interest rates, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

Although demand across our three largest segments has improved during 2022 and remained strong in the fourth quarter of 2022, we continue to address the external challenges in today’s economic environment as we remain disciplined with our spending and are focused on continuing to improve our operational efficiencies and cost structure and on enhancing value for our stockholders.

Our Services

    Our revenues, operating income (loss) and identifiable assets are primarily attributable to four reportable segments: well completion services, infrastructure services, natural sand proppant services and drilling services.

Well Completion Services

    Pressure Pumping. We provide pressure pumping services, also known as hydraulic fracturing, to exploration and production companies. Fracturing services are performed to enhance the production of oil and natural gas from formations having low permeability such that the flow of hydrocarbons is restricted. We have significant expertise in multistage fracturing of horizontal oil and natural gas producing wells in shale and other unconventional geological formations. Currently, we provide pressure pumping services in the Utica Shale of Eastern Ohio, the Marcellus shale in the Appalachian Basin, and the mid-continent region in Oklahoma.

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

    We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high-pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2022, our pressure pumping business included six high-pressure fleets consisting of an aggregate 128 high-pressure fracturing units with pump nameplate capacity of 310,000 horsepower. Currently, five of our six pressure pumping fleets are staffed and providing services in the northeast and mid-continent regions. Over the past two years, we have converted 30 of our units to include dynamic gas blending, or DGB, capabilities to meet recent shifts in customer demand. Further, subject to market conditions, supply chain constraints and liquidity requirements, we have plans to upgrade our sixth spread to Tier 4, dual fuel and put it into operation in the second half of 2023, as well as upgrade two existing spreads to Tier 2, dual fuel. This would give us a total of four dual fuel fleets by year-end 2023. See also “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—Oil and Natural Gas Industry” for additional information.

    Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale and SCOOP/STACK. As of December 31, 2022, we owned a fleet of 36 trucks.

    Water Transfer. Our water transfer services provide water sourcing and water transfer services primarily for completion activities in the mid-continent region. As of December 31, 2022, we owned 121 water transfer pumps and 91 miles of layflat hose.

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

    As of December 31, 2022, PREPA owed us approximately $227.0 million for services we performed, excluding $152.0 million of interest charged on these delinquent balances. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 19. Commitments and Contingencies to our consolidated financial statements and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report for more information regarding these delinquent balances as well as other legal actions and governmental investigations related to our work for PREPA.

    Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues for our infrastructure services declined in 2021 as a result of certain management changes throughout the year, which resulted in crew departures, and a decline in storm restoration activities. During the third quarter of 2021, we made leadership changes in our infrastructure group and have focused on cutting costs, improving margins and enhancing accountability across the division. During 2022, operational improvements combined with increased crew count drove enhanced results. Our average crew count increased from approximately 82 crews as of December 31, 2021 to approximately 91 crews as of December 31, 2022, and we continue to add crew capacity for a sector that has a healthy bidding environment.

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

Natural Sand Proppant Services

    In our natural sand proppant business, we mine, process and sell sand. In the past, we have also bought processed sand from suppliers on the spot market and resold that sand. Natural sand proppant, also known as frac sand, is the most widely used type of proppant due to its broad applicability in unconventional oil and natural gas wells and its cost advantage relative to other proppants. Natural frac sand may be used as proppant in all but the highest pressure and temperature environments and is being employed in nearly all major U.S. unconventional oil and natural gas producing basins, including those in which we operate.

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

In the fourth quarter of 2022, we entered into two sand supply agreements with third-party service providers with terms of 12 months and 21 months, respectively, beginning on January 1, 2023. Under the terms of the agreements, we have agreed to supply, in aggregate, approximately 1.75 million tons of sand over the contract periods.

Drilling Services

During certain of the periods discussed in this report, we offered contract land and directional drilling services as well as rig moving services. Due to market conditions, we temporarily shut-down our contract land drilling operations beginning in December 2019. We continue to maintain our equipment and monitor market conditions to determine if and when we will recommence these services.

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

    As of December 31, 2022, we owned four MWD kits and one EM kit used in vertical, horizontal and directional drilling applications, 89 mud motors, 16 air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. As of December 31, 2022, we owned 12 land drilling rigs, ranging from 800 to 1,600 horsepower, eight of which are specifically designed for drilling horizontal and directional wells.

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

Rig Moving. We provided rig moving services in the Permian Basin. Due to market conditions, we temporarily shut-down our rig moving operations beginning in April 2020. As of December 31, 2022, we owned 14 trucks specifically tailored to move rigs and seven cranes.

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

Aviation Services. Our aviation services include leasing helicopters to customers for use primarily in the electrical utility industry. Additionally, we provide helicopter training and response services. As of December 31, 2022, we owned four helicopters.

    Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Utica Shale, Eagle Ford Shale and mid-continent region. Additionally, we provide water transfer services in the northeast region. As of December 31, 2022, we owned 18 water transfer pumps, 30 miles of layflat hose and ten miles of poly pipe for use in our water transfer operations.

    Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2022, we had a capacity of 878 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 266 of which are available to be leased as rental equipment to a third party. On average, 172 rooms were utilized per night during the year ended December 31, 2022.

    Equipment Manufacturing. During 2019, we commenced equipment manufacturing operations at our facility located in Oklahoma. These operations have initially served our internal needs for our pressure pumping, water transfer, equipment rental and infrastructure businesses, but we have the ability to expand into third party sales in the future.

    We also offered coil tubing services, pressure control services, flowback services, crude oil hauling services, cementing services and acidizing services during certain of the periods discussed in this report. Due to market conditions, we temporarily shut down our flowback, cementing and acidizing operations beginning in July 2019, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to maintain our equipment and monitor market conditions to determine if and when we will recommence these services.

    Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well-testing spreads. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2022, we owned five production testing packages, 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

    Cementing and Acidizing. We provided cementing and acidizing services in the Permian Basin. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2022, we owned four acidizing pumps.

    Coil Tubing. We provided coil tubing services in Eagle Ford Shale and Permian Basin. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2022, we owned one coiled tubing unit capable of running 25,000 feet of two and five eighths inch coil rated at 15,000 pounds per square inch, or psi, two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running 22,500 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi.

    Pressure Control. Our pressure control services consisted of nitrogen and fluid pumping services. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services helped operators minimize the risk of such damage during completion activities. As of December 31, 2022, we had a total of four nitrogen pumping units and seven fluid pumping units. We provided pressure control services in the Eagle Ford Shale and the Permian Basin.

•Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2022, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.
•Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2022, we had seven fluid pumping units. Five of these units are coiled tubing double pump units capable of output of up to eight barrels per minute, and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute, and are rated for pressures up to 15,000 psi.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight throughout the United States. As of December 31, 2022, we had a fleet of six trucks.

    Crude Oil Hauling. We provided crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2022, we had a fleet of 14 crude oil hauling trucks.

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

    Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, which trend continued into 2022, with oil prices averaging $94.35 per barrel during that year. As a result, we saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022 and we expect both pricing and utilization to remain at these levels throughout 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by improved energy demand and strong commodity prices. Concerns over potential recession or prolonged economic slowdown in the U.S. and globally and the ongoing Russian/Ukrainian war, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

Natural Sand Proppant Industry

We experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. As well drilling and completions began ramping back up in 2021, overall demand for frac sand increased from the 2020 levels, reaching approximately 93 million tons in 2021. Activity and pricing continued to increase throughout 2022 as a result of increased commodity prices resulting in more drilling and completions activity and we expect both pricing and activity to remain at these levels throughout 2023.

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

Energy Infrastructure Industry

    The energy infrastructure industry involves the construction and maintenance of the electrical power grid, including, but not limited to, power generation, high voltage transmission lines, substations and low voltage distribution lines, all of which connect power generation facilities to end users. The industry also provides storm repair and restoration services in response to storms and other disasters.

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

Our Strengths

    Our primary business objective is to grow our operations and create value for our stockholders through organic growth opportunities and accretive acquisitions. We believe that the following strengths position us well to capitalize on activity in unconventional resource plays and achieve our primary business objective:

•Strategic geographic positioning. We currently operate facilities and service centers to support our oilfield service operations in major unconventional resource plays in the United States, including the Utica Shale in Eastern Ohio, the Permian Basin in West Texas and Southeastern New Mexico, the SCOOP/STACK in Oklahoma, the Marcellus Shale in West Virginia, the Granite Wash in Oklahoma and Texas, the Cana Woodford Shale in Oklahoma and the oil sands in Alberta, Canada. We currently operate infrastructure facilities and service centers to support our infrastructure operations in the northeastern, southwestern, midwestern and western portions of the United States. We believe our geographic positioning within active oil and natural gas liquids resource plays will benefit us strategically as activity increases in these unconventional resource plays.

•Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 30 years of oilfield services experience and over 25 years of infrastructure services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

•Young fleet of equipment. Our oilfield service fleet is predominantly comprised of equipment designed to optimize recovery from unconventional wells and our infrastructure service fleet is predominantly comprised of equipment designed to construct and repair electric transmission and distribution lines. Three of our pressure pumping fleets with total combined horsepower of 132,500 were built in 2017. We believe that our fleet of quality equipment will allow us to provide a high level of service to our customers. In addition, over the past three years we have converted 30 of our pressure pumping units to include DGB capabilities to meet recent shifts in customer demand and expect to convert 52 more units during 2023, subject to liquidity and supply chain constraints.

Our Business Strategy

    We intend to achieve our primary business objective by the successful execution of our business plan to strategically deploy our equipment and personnel to provide well completion services, natural sand proppant services and other energy services in unconventional resource plays, including the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Marcellus Shale in West Virginia. We intend to achieve our primary business objective in connection with our infrastructure services by the successful execution of our business plan to strategically deploy equipment and personnel to provide infrastructure services across the United States. We believe our infrastructure services optimize our customers’ ability to maintain, improve and expand their infrastructure and that our oil and natural gas services optimize our customers’ ultimate resources recovery and present value of hydrocarbon reserves. We seek to create cost efficiencies for our customers by providing a suite of complementary services designed to address a wide range of our customers’ needs. Specifically, we strive to create value for our stockholders through the following strategies:

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

•Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2022, oil prices fluctuated between a low of $71.02 on December 9, 2022 and a high of $123.70 on March 8, 2022, and averaged $94.39 per barrel for the year. We saw a significant increase in commodity pricing during 2022, resulting in higher utilization and increased margins for our pressure pumping and natural sand proppant divisions.

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

•Expand our services to meet expanding customer demand. The scope of services for horizontal wells is greater than that for conventional wells. Industry analysts have reported that the average horsepower required for current completion designs, amount of sand per lateral foot, length of lateral and number of fracture stages has continued to increase since 2008. We consistently monitor market conditions and intend to expand the capacity and scope of our business lines if, and when, demand warrants in resource plays in which we currently operate, as well as in new resource plays. If we perceive unmet demand in our principal geographic locations for different service lines and subject to our liquidity needs, we will seek to expand our current service offerings to meet that demand.

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

•Expand through selected, accretive acquisitions. To complement our organic growth and subject to our liquidity needs, we intend to pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services, completion and production services and industrial based companies, that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this approach will help facilitate the strategic expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP, or Wexford, our largest stockholder, may help us identify acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

Marketing and Customers

    Our customers consist primarily of independent oil and natural gas producers, land-based drilling contractors, private utilities, IOUs, and Co-Ops in North America. For the years ended December 31, 2022, 2021 and 2020, we had approximately 410, 480 and 530 customers, respectively, including Hilcorp Energy, Devon Energy Corporation, Arsenal Resources, Camino Natural Resources, LLC and Overland Contracting Inc. Our top five customers accounted for approximately 36%, 35% and 50%, respectively, of our revenue for the years ended December 31, 2022, 2021 and 2020. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed.

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

    We maintain commercial general liability, workers’ compensation, business auto, commercial property, motor truck cargo, umbrella liability, professional liability, in certain instances, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. With respect to our hydraulic fracturing operations, coverage would be available under our policy for any surface or subsurface environmental clean-up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our remote accommodation services, pressure pumping services, contract and directional drilling services and infrastructure engineering services.

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

    We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each geographic area and service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and energy infrastructure companies. Our major competitors in well completion services include Halliburton Company, Universal Pressure Pumping, Inc., NexTier Oilfield Solutions, Inc., RPC Incorporated, Liberty Oilfield Services, Inc. and ProFrac Holding Corp. Our major competitors for our infrastructure services business include MYR Group, Inc., Quanta Services, Inc., MasTec, Inc. and EMCOR Group, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Capital Sand Proppants LLC, Athabasca Minerals Inc., Source Energy Services Ltd., and U.S. Silica Holdings Inc.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2022, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the Corps jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on December 30, 2022, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral arguments in a case addressing the proper test for determining whether wetlands are "waters of the United States". As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

    The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “—

Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Also, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

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

    Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as GHGs. In August 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge, which will be phased-in starting in 2024. The IRA could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero carbon emissions alternatives, which could decrease demand for our well completion, natural sand proppant and other services related to the oil and natural gas industry.

The EPA has also finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and almost one-half of the states have taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. Also, states have imposed increasingly stringent requirement related to the venting or flaring of gas during oil and gas operations.

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030 to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

    Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry by reducing demand for hydrocarbons and by making it more expensive to develop and produce hydrocarbons, either of which could have a material adverse effect on future demand for our services. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities. The Inflation Reduction Act of 2022 establishes a charge on methane emissions above certain limits from the same facilities. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

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

    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take "immediate steps" to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries and prohibiting venting of natural gas in certain situations. On December 6, 2022, the EPA published a supplemental proposal to strengthen the emission reduction requirements, which would, among other things, expand leak detection requirements and tighten flaring restrictions. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

    In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a waste prevention rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. On March 28, 2017, the Trump Administration issued an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. A coalition of environmentalists, tribal advocates and the State of California filed lawsuits challenging the rule rescission. Also, on September 28, 2018, the BLM finalized revisions to the waste prevention rule to reduce “unnecessary compliance burdens”. However, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 waste prevention rule. On November 28, 2022, the BLM announced a proposed replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

    There are certain governmental reviews either underway or being proposed that focus on the environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

Regulation of Natural Sand Proppant Services

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

    In 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of well pads. Under these rules, operators must submit detailed horizontal well pad site plans certified by a professional engineer for review by the ODNR Division of Oil and Gas Resources Management prior to the construction of a well pad. These rules have resulted in increased construction costs for operators. The ODNR also adopted rules that took effect January 13, 2022 addressing the siting, permitting and construction of new oil and gas facilities and disposal wells. These rules, among other things, set forth siting and setback criteria, prescribe detailed construction and operational requirements, establish insurance and financial assurance requirements, and institute requirements for decommissioning.

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

Employees

    As of December 31, 2022, we had 1037 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

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
•Our ability to generate sufficient cash in the next nine months necessary to repay or refinance our existing revolving credit facility at or prior to maturity is subject to a number of risks and uncertainties.
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
•Shortages, delays in delivery and interruptions in supply of major components, replacement parts or, other equipment, supplies or materials may adversely affect our pressure pumping business and our drilling business.
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
•Sales of shares of our common stock by our largest stockholders or sales of substantial amounts of our common stock by other stockholders could adversely affect the market price of our common stock.
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

    On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). As of December 31, 2022, PREPA owed us approximately $227.0 million for services performed excluding $152.0 million of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandum and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal proceeding against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. Therefore, no final decision will be issued in response to Cobra’s claim. Cobra has 90 days from the February 1, 2023 decision to file a notice of appeal.

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

Our ability to generate sufficient cash in the next nine months necessary to repay or refinance our existing revolving credit facility at or prior to maturity is subject to a number of risks and uncertainties.

Our existing revolving credit facility is currently scheduled to mature on October 19, 2023. As of February 22, 2023, we had cash on hand of $9.5 million and outstanding borrowings under our revolving credit facility of $79.7 million, leaving an aggregate of $22.3 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. Our ability to extend, refinance or repay our existing revolving credit facility at or prior to maturity will depend on our ability to generate significant operating cash flow in the future and collect our receivables, among other factors. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations in amounts sufficient to enable us fund these and our other liquidity needs. As a result, we may need to seek additional debt or equity financing, sell existing assets or enter into other strategic transactions. We cannot assure you that we will be able to do so on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders. Considering the maturity date of our revolving credit facility, current macroeconomic conditions and recessionary pressures, we will likely be required to extend, refinance or repay our existing revolving credit facility in unfavorable credit markets. If we are unable to generate sufficient cash flow, complete any sale transactions, repay or refinance our indebtedness or incur additional indebtedness on commercially reasonable terms or at all, our financial condition will be adversely impacted. If we default under our existing revolving credit facility, the lenders could exercise their rights as described in this report under Note 10. Debt to our consolidated financial statements included elsewhere in this report, and we could be forced into bankruptcy or liquidation.

Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

    When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. Our top five customers accounted for approximately 36%, 35% and 50%, respectively, of our revenue for the years ended December 31, 2022, 2021 and 2020. Gulfport accounted for approximately 7% of our revenue for the year ended December 31, 2021 and was our largest customer for the year ended December 31, 2020, accounting for approximately 16% of our revenue; however, our services with Gulfport ended in 2021. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. See the risk factors below for additional information. In addition, we are subject to credit risk due to the concentration of our customer base. In particular, PREPA owed us approximately $379.0 million (including interest charged on overdue amounts) as of December 31, 2022, as discussed in more detail above. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

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

The COVID-19 pandemic has caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which has had an adverse effect primarily on our oilfield services business and, as a result, our financial condition, results of operations, cash flows and stock price. There continues to be many variables and uncertainties regarding the COVID-19 pandemic, including the emergence, contagiousness and threat of new and different strains of the virus and their severity; the effectiveness of treatments or vaccines against the virus or its new strains; the extent of travel restrictions, business closures and other measures that are or may be imposed in affected areas or countries by governmental authorities; disruptions in the supply chain; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic; shortages of equipment and materials; increased logistics costs; additional costs due to remote working arrangements; adherence to social distancing guidelines; and other COVID-19-related challenges. Further, there remain increased risks of cyberattacks on information technology systems used in remote or hybrid working environments; increased privacy-related risks due to processing health-related personal information; absence of workforce due to illness; the impact of the pandemic on any of our contractual counterparties; and other factors that are currently unknown or considered immaterial. It is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

We cannot predict the impact of the ongoing war and the related humanitarian crisis in Ukraine on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.

All of our infrastructure, well completion, natural sand proppant, drilling and other services are concentrated in North America. However, the broader consequences of the Russian-Ukrainian conflict, which may include further sanctions, embargoes, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, which would adversely impact the oilfield services industry, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of this war’s effect on our business and results of operations as well as on the global economy, energy markets and industries in which we operate.

The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged three individuals, including the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the formed Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and one day and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. We do not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencing could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra's entitlement to payment under its contracts with PREPA. It is unclear what PREPA's position will be going forward. Subsequent to the indictment, we received (i) a preservation request letter from the SEC related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting certain documents and answers to interrogatories relevant to an ongoing investigation DOJ is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter referenced above. We are cooperating with the DOJ and are not able to predict the outcome of this investigation or if it will have a material impact on our business, financial condition, results of operations or cash flows. With regard to the SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action by the SEC against us. Further, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. Accordingly, it is possible that additional investigations may arise in the future.

Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

    Most government contracts are awarded through a regulated competitive bidding process. If we are successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor’s performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term. See the preceding risk factors for information regarding the investigations and legal proceedings relating to our contracts with PREPA.

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

    We cannot assure you that we will be able to maintain compliance with the covenants contained in our revolving credit facility as amended by the recent amendment discussed elsewhere in this report, or, if applicable, obtain a waiver of forecasted or actual non-compliance with certain financial covenants from our lenders. If an event of default occurs under our revolving credit facility and remains uncured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, and (iii) may have the ability to require us to apply all of our available cash to repay our outstanding borrowings. See also "Our ability to generate sufficient cash in the next nine months necessary to repay or refinance our existing revolving credit facility at or prior to maturity is subject to a number of risks and uncertainties" above.

A portion of our business depends on the oil and natural gas industry and particularly on the level of exploration and production activity within the United States and Canada, and continued volatility in the oil and natural gas markets have impacted, and are likely to continue to impact, our oilfield services and, as a result, our business, financial condition, results of operations, cash flows and stock price.

Demand for our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. Although commodity prices have strongly rebounded, with oil prices averaging $94.35 per barrel during 2022, they are expected to continue to be volatile as a result of production levels, inventories and demand, national and international economic performance and outlook. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, the impact and duration of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry, actions of OPEC+ members, the impact of the ongoing war in Ukraine on the global energy and capital markets and global stability and other factors. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of capital expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capital spending and industry activity levels in the future, other factors, such as debt repayment obligations and access to the capital markets, may play a significant role in the ultimate level of capital expenditures by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices from current levels may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

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
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia, including the impact of the ongoing war in Ukraine on the global energy and capital markets and global stability;
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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2022, West Texas Intermediate posted prices ranged from $71.02 to $123.70 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $3.72 to $9.68 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

Failure to effectively and timely address the energy transition to a lower carbon footprint could adversely affect our oil and gas business

Our long-term success depends on our ability to effectively address the energy transition to a lower carbon footprint, which will require adapting our portfolio of oilfield services to potentially changing or more burdensome government requirements and customer preferences. If the energy industry transition changes faster than anticipated or in a manner that we do not anticipate, demand for oilfield services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, comply with new and evolving regulatory requirements on climate change, or if investors or financial institutions shift funding away from companies in fossil fuel related industries, our business, access to capital and the market for our securities could be negatively impacted. In addition, our inability to timely address these new and evolving regulatory requirements or pressures may result in regulatory enforcement actions or shareholder litigation and otherwise damage our reputation.

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.

In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge, which will be phased-in starting in 2024. The IRA could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for our services related to the oil and natural gas industry.

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

Shortages, delays in delivery and interruptions in supply of major components, replacement parts or, other equipment, supplies or materials may adversely affect our pressure pumping business and our drilling business.

    During periods of increased demand for drilling and completion services, such as those in the second half of 2022 and early 2023, the industry has experienced shortages of major components, replacement parts, other equipment, supplies and materials, including, in the case of our pressure pumping operations, replacement parts, engines and other equipment, proppants, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials and delay or prevent operations. Interruptions may be caused by, among other reasons:

•weather issues, whether short-term such as a hurricane or winter storm, or long-term such as a drought; and
•shortage in the number of vendors able or willing to provide the necessary equipment, supplies and materials, including as a result of commitments of vendors to other customers or third parties.

    These price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Severe shortages, delays in delivery and interruptions in supply could limit our ability to construct and operate our pressure pumping fleets and hinder our ability to execute on our business plan, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

    A portion of our continental United States-based infrastructure services revenue is derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could impact our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.
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

Outcomes of rate cases may impact the capital expenditure budgets of our infrastructure customers and may result in lower demand for our services.

Many of our infrastructure customers are regulated by governing bodies and the prices they charge their customers are decided through a process called a rate case. A rate case is a formal process, conducted by utility regulators, to determine if the utility’s proposed base rates are just and reasonable. The outcome of rate cases may impact the capital expenditure budgets of our infrastructure customers and, in turn, could result in lower demand for our services and may have an adverse effect on our business, results of operations, cash flows and financial condition.

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

    In our natural sand proppant services business, we operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, reliability of supply and breadth of product offering. The large, national producers with whom we compete include Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Capital Sand Proppants LLC, Athabasca Minerals Inc., Source Energy Services Ltd., and U.S. Silica Holdings Inc. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours, may have production facilities that are located closer to sand mines from which raw sand is mined or to their key customers than our facilities or have a more cost effective access to raw sand and transportation facilities than we do. As the demand for hydraulic fracturing services has decreased due to commodity price volatility, prices in the frac sand market have materially decreased as demand for frac sand dropped and sand producers sought to preserve market share or exit the market and sell frac sand at below market prices. In addition, some oil and natural gas exploration and production companies and other providers of hydraulic fracturing services have acquired their own frac sand reserves, developed or expanded frac sand production capacity or otherwise fulfilled their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2022, we had $3.4 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    We provide well completion services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, and Cana Woodford resource plays located in the continental U.S. We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Kentucky, California, Colorado, Oregon, Indiana and Alberta, Canada. For the years ended December 31, 2022 and 2021, we generated approximately 45% and 48%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

    Our capital budget for 2023 is estimated to be $64 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations, borrowings under our revolving credit facility and sale-leaseback transactions. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment, properly maintaining our existing equipment or restarting idled businesses or expanding existing operations as demand may warrant. Also, our existing revolving credit facility is currently scheduled to mature on October 19, 2023. Our ability to extend, refinance or repay our existing revolving credit facility at or prior to maturity will depend on our ability to generate significant operating cash flow in the future and collect our receivables, among other factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Revolving Credit Facility. Further, any disruptions or continuing volatility in the global financial markets and rising interest rates due to efforts to curb persistent inflation may lead to a contraction in credit availability and an increase in our cost of capital, which will adversely impact our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2023 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.

    As a component of our business strategy, we have pursued and, subject to our liquidity needs, intend to continue to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

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

    Our revolving credit facility provides for fluctuating interest rates, primarily based on rates set by the U.S. Federal Reserve. Inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Throughout 2022 and 2023, the Federal Reserve increased its benchmark interest rates eight times for an aggregate increase of 4.5 percentage points and may continue increasing benchmark interest rates in the future.

At December 31, 2022, we had $83.5 million borrowings outstanding under our revolving credit facility and availability under our credit facility was approximately $19.7 million, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. A 1% increase or decrease in the interest rate at that time would have increased or decreased our interest expense by approximately $0.8 million per year, based on $83.5 million outstanding. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on the rates set by the U.S. Federal Reserve and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow may be adversely affected.

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

Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing-related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements related to underground injection activities. For example, the Oklahoma Corporations Commission has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The Texas Railroad Commission has also implemented measures to assess the potential for seismic activity in the vicinity of disposal wells, and it has restricted and indefinitely suspended disposal well activities in some cases. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us to truck produced water, recycle it or dispose of it by other means, all of which could be costly and could adversely impact our results of operations, cash flows and liquidity.

Our operations in our natural sand proppant services business are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

    We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at our production facilities. For our extraction and processing in Wisconsin, the permitting process is subject to federal, state and local authority. For example, at the federal level, a Mine Identification Request must be filed and obtained before mining commences. If wetlands are implicated, a U.S. Army Corps of Engineers wetland permit may be required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water and storm water), grading, endangered species and archaeological assessments in addition to other permits depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations.

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

    The energy services industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Risks Inherent to Our Common Stock

Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

    Wexford, through its affiliate MEH Sub LLC, beneficially owns approximately 47.5% of our outstanding common stock. As a result, Wexford can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford. This concentration of ownership and relationship with Wexford makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford, and certain companies they control. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition.

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

As a smaller reporting company and, as of December 31, 2022, a non-accelerated filer, we are required to document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting under Section 404 of the Sarbanes Act of 2002. As we perform the required testing of our internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

    We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. As described elsewhere in this report, including in the notes to our consolidated financial statements, these transactions include, among others, a joint venture, agreements to provide our services and frac sand products to our affiliates and agreements pursuant to which our affiliates provide us with facilities. Each of these entities is either controlled by or affiliated with Wexford, as the case may be, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because Wexford may have the ability to influence the outcome of these conflicts. For a discussion of potential conflicts, see “—Risks Inherent to Our Common Stock—Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.”

If the price of our common stock fluctuates significantly, your investment could lose value.

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $8.79 per share to a low of $1.35 per share during 2022. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

    As of December 31, 2022, Wexford beneficially owned 47.5% shares of our common stock. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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

The information that follows is derived, in part, from the technical report summary prepared by John T. Boyd Company in February 2022, our third party mining and geological consultant and an external qualified person, (“John T.

Boyd”), in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. As of December 31, 2022, in the opinion of John T. Boyd, there were no material changes in mineral (frac sand) resources/mineral (frac sand) reserves, material assumptions or other technical information from those reported in the February 2022 technical report. As a result, we are relying on the February 2022 technical report, as updated by John T. Boyd for immaterial changes in our reserves/resources as of December 31, 2022. Portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the technical report. Reference should be made to the full text of the technical report summary, incorporated herein by reference and made a part of this annual report.

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

    The following table provides information regarding our aggregate sand mined for December 31, 2022, 2021 and 2020:

	Total Sand Mined (Thousands of Tons)
	As of December 31,
	2022	2021	2020
Plant Location
Taylor in Jackson County, Wisconsin	630	567	589
Piranha in Barron County, Wisconsin	766	320	—
Total	1,396	887	589

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

We do not have any reportable frac sand resources excluding those converted to frac sand proven reserves for the Taylor and Piranha mines. Any frac sand within the defined boundaries of the Taylor and Piranha mines which is not reported as frac sand reserves are not considered to have potential economic viability. Therefore, they are not reportable as frac sand resources. Further, as we do not own any mineral rights for the Muskie properties, but, rather, own only the surface rights to the processing plants, we do not (and do not expect to ever) report any reserves attributable to our Muskie property. John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The following table presents our estimated frac sand reserves for the Taylor and Piranha mines as of December 31, 2022 (amounts in thousands):

Mine	Reserves Category	Total Reserves(1)(2)
Taylor	Proven	23,822
Piranha	Proven	37,351
Total		61,173
1.Pricing data based on the weighted average projected sales price for sand of $19.73 per ton for Taylor’s operations and $18.59 for Piranha’s operations.
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

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2022 average monthly sales prices ranged from approximately $20 to $31 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Individual Properties

Taylor. Our Taylor operation is located less than one mile northwest of the town of Taylor, in Jackson County, Wisconsin and encompasses a total of approximately 393 acres. Approximately 148 acres of frac sand resources remain on this property. We own in fee numerous land parcels which comprise the processing plant site, mineral resource areas and rail loadout facility. Our rail loadout facility, located in Trempealeau County, Wisconsin, is approximately two miles southwest of the mine and processing facility. Our Taylor operation commenced mining operations in 2012. We acquired the Taylor operation in June 2017 when we acquired Sturgeon Acquisitions, LLC. The total net book value of the Taylor operation’s real property and fixed assets as of December 31, 2022, was $26.1 million.

N
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
100' Mining Barrier
N 852,500
N 850,000
Taylor
Miller
VOSSE
COULEE
ROAD
Surface Facilities
RIVER
TREMPEALEAU
STATE ROUTE 95
COUNTY HWY
E 1,700,000
E 1,702,500
E 1,705,000
SCALE (ft)
400
0
400
800
John T. Boyd Company
February 2022
Scale 1" = 800'

FIGURE 6.3
MAP SHOWING
MINEABLE PROPERTY OVERVIEW
TAYLOR FRAC, LLC
Jackson County, Wisconsin
Prepared For
MAMMOTH ENERGY SERVICES

The site contains a mine with 23.8 million tons of proven recoverable proppant sand reserves as of December 31, 2022, based on estimates prepared by John T. Boyd. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2022, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2022, our Taylor facility produced 0.6 million tons of finished sand product. Our finished product is transported via truck to our transloading facility with rail access.

We estimate an overall product yield (after mining and processing losses) of approximately 66% for the Taylor mine. John T. Boyd utilized post December 31, 2017 production data we provided, along with the John T. Boyd January 2019 Report amending the resource tons as of December 31, 2017, to reconcile the amended estimate from the December 31, 2017 estimate to December 31, 2022. The following table presents a summary of our mineral reserves for the Taylor mine as of December 31, 2022, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Taylor Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2022	December 31, 2021	Change	% Change
Proven	23,822	24,277	(455)	(2)%
1.Pricing data based on the weighted average projected sales price for sand of $19.73 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2021 to 2022 is primarily attributed to depletion by mining 0.6 million tons of sand.

Piranha. Our Piranha operation is located approximately five miles northwest of the town of New Auburn, in Baron County, Wisconsin and encompasses a total of approximately 608 acres. The current estimated mineable area is approximately 313 acres, or 52% of the total property, after observing setbacks, right of ways, processing areas and other non-mining acreage. We own 100% of the surface and mineral rights. Our dry plant and loadout is also located in Baron County and is approximately one mile east of the mine and wet processing facility. We acquired the Piranha operation on May 26, 2017 from Chieftain Sand and Proppant LLC (Chieftain). Under Chieftain, the property commenced mining operations in August 2012. In January 2018, we purchased the Conoboy tract, which is adjacent to a tract of land previously mined by Chieftain. The total net book value of the Piranha operation’s real property and fixed assets as of December 31, 2022 was $14.8 million.

E 1,570,000
E 1,575,000
E 1,580,000
E 1,585,000
N
53
UNION PACIFIC
25 1/2 St
N 525,000
23 3/4 St
Wet Plant
Crusher
3rd 1/2 Ave
3rd Ave
N 520,000
2 3/4 Ave
24 3/4 St
N 515,000
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
Barriers
Mined Out Area
Approximate Extent of Glacial Tills
Ponds
Railroad
Roads
SCALE (ft)
1000
0
1000
2000

FIGURE 6.2

MAP SHOWING

MINEABLE PROPERTY OVERVIEW

PIRANHA PROPPANT, LLC

Barron County, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 2,000'

The site contains 37.4 million tons of proven recoverable proppant sand reserves as of December 31, 2022, based on estimates prepared by John T. Boyd. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2022, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2022, our Piranha facility produced 0.8 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

We estimate an overall product yield (after mining and processing losses) of approximately 71% for the Piranha mine. John T. Boyd utilized post March 31, 2017 production data we provided, in conjunction with other data, to reconcile the estimate from the March 31, 2017 volumetric estimate to December 31, 2022. The following table presents a summary of our mineral reserves for the Piranha mine as of December 31, 2022, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Piranha Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2022	December 31, 2021	Change	% Change
Proven	37,351	37,814	(463)	(1)%
1.Pricing data based on the weighted average projected sales price for sand of $18.59 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Piranha mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2021 to 2022 is primarily attributed to depletion by mining 0.8 million tons of sand.

Muskie. Our Muskie facilities are located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although this plant is currently idled, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been temporarily idled since September 2018. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves. Our Muskie facility commenced operations in 2012. Muskie was contributed to Mammoth in November 2014. The total net book value of the Muskie operation’s real property and fixed assets as of December 31, 2022, was $5.9 million.

Headquarters

Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 12 properties, four located in Wisconsin, four located in Ohio, three located in Texas and one located in Oklahoma, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 24 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

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

Except as described in Note 19, Item 1A referenced above and elsewhere in this annual report, in the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on February 22, 2023, there were 69 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

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
Overview
    We are an integrated, growth-oriented energy services company focused on providing products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserve as well as the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services businesses. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes well completion services, infrastructure services, natural sand proppant services, drilling services and other services. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services division currently provides rental equipment, such as mud motors and operational tools, for both vertical and horizontal drilling. In addition to these service divisions, we also provide aviation services, equipment rentals, crude oil hauling services, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

    The growth of our industrial businesses is ongoing. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our industrial business lines.

Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: well completion services; infrastructure services; natural sand proppant services; and drilling services. Since the dates presented below, we have conducted our operations through the following entities:

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
•Air Rescue Systems LLC—December 2018
•Leopard Aviation LLC—April 2019
•Anaconda Manufacturing LLC—September 2019

Our Response to COVID-19 and Related Market Conditions

We have taken, and continue to take, responsible steps to protect the health and safety of our employees during the COVID-19 pandemic. We are also continuing to monitor the industry and market conditions resulting from the COVID-19 pandemic and have taken mitigating steps in an effort to preserve liquidity, reduce costs and lower capital expenditures. These actions have included reducing headcount, adjusting pay and limiting spending. We will continue to take further actions that we deem to be in the best interest of the Company and our stockholders if the adverse conditions recur. Given the dynamic nature of these events, we are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity markets, inflationary pressures, rising interest rates, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price or the pace or extent of any subsequent recovery.

Although demand across our three largest segments has improved during 2022 and remained strong in the fourth quarter of 2022, we continue to address the external challenges in today’s economic environment as we remain disciplined with our spending and are focused on continuing to improve our operational efficiencies and cost structure and on enhancing value for our stockholders.

2022 Highlights

•Net loss of $0.6 million, or $0.01 per diluted share, for the year ended December 31, 2022 as compared to net loss of $101.4 million, or $2.18 per diluted share, for the year ended December 31, 2021.

•Adjusted EBITDA of $86.1 million for the year ended December 31, 2022, a $97.7 million increase compared to ($11.6) million for the year ended December 31, 2021. See “Non-GAAP Financial Measures” below for a reconciliation of net income (loss) to Adjusted EBITDA.

•Doubled our active frac fleet count from two at the beginning of 2022 to four active fleets to close out the year and have added an additional fleet subsequent to December 31, 2022 for a total of five of our six fleets active currently

•Executed two sand supply agreements with third-party service providers with terms of 12 months and 21 months, respectively, beginning on January 1, 2023. Under the terms of the agreements, we have agreed to supply, in aggregate, approximately 1.75 million tons of sand over the contract periods.

•As part of our environmental and social responsibility initiatives, we previously converted one of our pressure pumping fleets to a dual fuel spread and, subject to market conditions, supply chain constraints and liquidity requirements, have plans to convert our sixth pressure pumping fleet to Tier 4, dual fuel, which we expect will be put into operation in the second half of 2023, as well as upgrade two of our existing fleets to Tier 2, dual fuel, giving us a total of four dual fuel fleets by year-end 2023.

Overview of Our Industries

Oil and Natural Gas Industry

     The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and related services and products budgets. The oil and natural gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of customer demand, the availability of pipeline capacity, storage capacity, shortages of equipment and materials and other conditions and factors that are beyond our control.

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022 and we expect both pricing and utilization to remain at these levels throughout 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by improved energy demand and strong commodity prices. The ongoing war and related humanitarian crisis in Ukraine, however, could have an adverse impact on the global energy markets and volatility of commodity prices.

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

During 2022, our well completion services division exhibited strong performance, fueled by the increase in demand in the pressure pumping industry. We are currently operating five of our six pressure pumping fleets. Subject to market conditions, supply chain constraints and liquidity requirements, we have plans to upgrade our sixth spread to Tier 4, dual fuel to be put into operation in the second half of 2023, as well as upgrade two of our existing fleets to Tier 2, dual fuel, giving us a total of four dual fuel fleets by year-end 2023. However, strong demand in the pressure pumping industry and continuing supply chain disruptions have resulted in backlogs of equipment and replacement parts for our and our competitors’ pressure pumping fleets, which we expect to persist through at least the first half of 2023. Any of these factors may result in the delay of our plans to convert or activate our sixth pressure pumping fleet, or upgrade two of our existing fleets, in the second half of 2023, which may adversely impact our business, financial condition and cash flow.

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

Natural Sand Proppant Industry
    In our natural sand proppant services business, we experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages have negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale has also being strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand and we expect that prices will remain at these levels throughout 2023.

    As a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our contracted capacity has provided a baseline of business, which has kept our Taylor and Piranha plants operating and our costs competitive.

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

    We currently have agreements in place with private utilities, public IOUs and Co-Ops. Since we commenced operations in this line of business, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year master services agreement, which provided for payments of up to $900 million, to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). Our work under each of the contracts with PREPA ended on March 31, 2019.

    As of December 31, 2022, PREPA owed us approximately $227 million for services we performed, excluding $152.0 million of interest charged on these delinquent balances as of December 31, 2022. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable to our consolidated financial statements included elsewhere in this report. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the Court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal proceedings against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. Therefore, no final decision will be issued in response to Cobra’s claim. Cobra has 90 days from the February 1, 2023 decision to file a notice of appeal.

We believe all amounts charged to PREPA were in accordance with the terms of the contracts. Further, we believe these receivables are collectible. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment was focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. We do not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in the criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencings could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra's entitlement to payment under its contracts with PREPA. It is unclear what PREPA's position will be going forward. See Note 19. Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

Although the COVID-19 pandemic and resulting economic conditions have not had a material impact on demand or pricing for our infrastructure services, revenues for our infrastructure services declined in 2021 as a result of certain management changes throughout the year, which resulted in crew departures, and a decline in storm restoration activities. During the third quarter of 2021, we made leadership changes in our infrastructure group and have focused on cutting costs, improving margins and enhancing accountability across the division. During 2022, operational improvements combined with increased crew count drove enhanced results. Our average crew count increased from approximately 82 crews as of December 31, 2021 to approximately 91 crews as of December 31, 2022, and we continue to add crew capacity for a sector that has a healthy bidding environment.

Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector beginning in late 2023. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects. In late 2021, we were awarded a fiber installation contract as well as an electric vehicle charging station engineering contract. Both of these projects are currently in process.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Years Ended
	December 31, 2022	December 31, 2021
Revenue:	(in thousands)
Well completion services	$170,663	$84,334
Infrastructure services	111,452	93,403
Natural sand proppant services	51,391	34,860
Drilling services	10,368	4,321
Other services	23,114	18,510
Eliminations	(4,902)	(6,466)
Total revenue	362,086	228,962

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $22,080 and $26,356, respectively, for 2022 and 2021)	128,742	64,552
Infrastructure services (exclusive of depreciation and amortization of $16,149 and $21,841, respectively, for 2022 and 2021)	91,649	90,559
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $8,725 and $8,993, respectively, for 2022 and 2021)	36,783	27,232
Drilling services (exclusive of depreciation and amortization of $6,466 and $7,995, respectively, for 2022 and 2021)	9,797	6,102
Other services (exclusive of depreciation and amortization of $10,850 and $13,209, respectively, for 2022 and 2021)	16,518	16,347
Eliminations	(4,902)	(6,466)
Total cost of revenue	278,587	198,326
Selling, general and administrative expenses	39,554	78,246
Depreciation, depletion, amortization and accretion	64,271	78,475
Gains on disposal of assets, net	(3,908)	(5,147)
Impairment of goodwill	—	891
Impairment of other long-lived assets	—	1,212
Operating loss	(16,418)	(123,041)
Interest expense, net	(11,506)	(6,406)
Other income, net	40,912	5,154
Income (loss) before income taxes	12,988	(124,293)
Provision (benefit) for income taxes	13,607	(22,863)
Net loss	$(619)	$(101,430)

    Revenue. Revenue for 2022 increased $133.1 million, or 58%, to $362.1 million from $229.0 million for 2021. The increase in total revenue is primarily attributable to increases in utilization across all operating divisions. Revenue derived from related parties was $1.1 million for 2022 compared to $17.9 million for 2021. Substantially all of our related party revenue for 2021 was derived from Gulfport under pressure pumping and sand contracts which have since ended. Revenue by division was as follows:

Well Completion Services. Well completion services division revenue increased $86.4 million, or 102%, to $170.7 million for 2022 from $84.3 million for 2021. Revenue derived from related parties was $14.8 million, or 18% of total well completion revenue, for 2021. All of our related party revenue for 2021 was derived from Gulfport under a pressure pumping contract which has ended. Intersegment revenue, consisting primarily of revenue derived from our other services and sand segment, totaled $0.8 million and $0.1 million, for 2022 and 2021, respectively.

The increase in our well completion services revenue was primarily driven by an increase in both utilization and pricing. The number of stages completed increased 142% to 6,149 for 2022 from 2,544 for 2021. An average of 3.0 of our six fleets were active throughout 2022 compared to 1.1 fleets for 2021.

Infrastructure Services. Infrastructure services division revenue increased $18.1 million, or 19%, to $111.5 million for 2022 from $93.4 million for 2021 primarily due to an increase in average crew count from 82 crews during the year ended December 31, 2021 to an average of 91 crews during the year ended December 31, 2022 as well as improved operational efficiency. This was partially offset by a decline in storm restoration activity during the year ended December 31, 2022 compared to the year ended December 31, 2021, resulting in an $11.0 million decrease in storm restoration revenue.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $16.5 million, or 47%, to $51.4 million for 2022, from $34.9 million for 2021. Revenue derived from related parties was $2.1 million, or 6% of total sand revenue, for 2021. All of our related party revenue for 2021 was derived from Gulfport under a sand supply contract which has ended. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was $2.5 million, or 5% of total sand revenue, for 2022 and $4.0 million, or 11% of total sand revenue, for 2021.

The increase in our natural sand proppant services revenue was primarily attributable to a 62% increase in average price per ton of sand sold from $16.76 in 2021 to $27.11 in 2022 coupled with a 40% increase in tons of sand sold from approximately 1.0 million tons in 2021 to 1.4 million tons in 2022. Included in natural sand proppant services revenue is shortfall revenue of $3.1 million and $12.0 million, for 2022 and 2021, respectively.

Drilling Services. Drilling services division revenue increased $6.1 million, or 142%, to $10.4 million for 2022, from $4.3 million for 2021. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was $0.8 million for 2022 and $0.6 million for 2021. The increase in our drilling services revenue was primarily attributable to increased utilization for our directional drilling business from 21% for 2021 to 44% for 2022 as well as a 44% increase in the average day rate from 2021 to 2022.

Other Services. Revenue from other services, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing, increased $4.6 million, or 25%, to $23.1 million for 2022 from $18.5 million for 2021. Revenue derived from related parties, consisting primarily of aviation revenue from Brim Equipment Leasing, Inc., or Brim, was $0.3 million, or 1% of total other services revenue, for 2022 and $0.4 million, or 2% of total other services revenue, for 2021. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $1.6 million and $2.2 million, for 2022 and 2021, respectively.

The increase in our other services revenue was primarily due to improved utilization for our equipment rental business. We rented an average of 249 pieces of equipment to customers during 2022, an increase of 84% from an average of 135 pieces of equipment rented to customers during 2021. Additionally, utilization for remote accommodations business increased. On average, 172 rooms were utilized per night during 2022, a 91% increase from an average of 90 rooms utilized per night in 2021.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $80.3 million from $198.3 million, or 87% of total revenue, for 2021 to $278.6 million, or 77% of total revenue, for 2022. The increase was primarily due to an increase in cost of revenue across all divisions as a result of improved utilization. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $64.1 million, or 99%, from $64.6 million for 2021 to $128.7 million for 2022 primarily due to an increase in cost of goods sold as a result of providing sand and chemicals with our service package to customers during 2022 as well as an increase in labor costs as a result of additional fleets in service. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $22.1 million in 2022 and $26.4 million in 2021, was 75% and 77%, for 2022 and 2021, respectively.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.0 million from $90.6 million for 2021 to $91.6 million for 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $16.2 million in 2022 and $21.9 million in 2021, was 82% and 97%, for 2022 and 2021, respectively. The decline as a percentage of revenue is primarily due to improved pricing as well as a decline in labor related costs as a result of improved efficiency of our crews.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $9.6 million, or 35%, from $27.2 million for 2021 to $36.8 million for 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $8.7 million in 2022 and $9.0 million in 2021, was 72% and 78%, for 2022 and 2021, respectively. The decrease in cost as a percentage of revenue is primarily due to a 62% increase in average sales price and a 37% increase in tons sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $3.7 million, or 61%, from $6.1 million for 2021 to $9.8 million for 2022, as a result of increased activity. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $6.5 million in 2022 and $8.0 million in 2021, was 94% and 141%, for 2022 and 2021, respectively. The decline in 2022 is primarily due to increases in utilization and pricing.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, increased $0.2 million, or 1%, from $16.3 million for 2021 to $16.5 million for 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $10.8 million in 2022 and $13.2 million in 2021, was 71% and 88%, for 2022 and 2021, respectively. The decrease as a percentage of revenue in 2022 is primarily due to an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. The following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2022	December 31, 2021
Cash expenses:
Compensation and benefits	$13,729	$15,064
Professional services	13,501	11,400
Other(a)	8,012	9,052
Total cash SG&A expense	35,242	35,516
Non-cash expenses:
Bad debt provision(b)	3,389	41,662
Stock based compensation	923	1,068
Total non-cash SG&A expense	4,312	42,730
Total SG&A expense	$39,554	$78,246
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The bad debt provision for the year ended December 31, 2021 includes $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $14.2 million, or 18%, to $64.3 million for 2022 from $78.5 million in 2021. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated or impaired.

Gains on Disposal of Assets, Net. Gains on the disposal of assets decreased $1.2 million, or 24%, to $3.9 million for 2022 from $5.1 million in 2021. Gains on the disposal of assets is primarily related to the sale of trucks, land and buildings for the year ended December 31, 2022 and trucking assets for the year ended December 31, 2021.

    Impairment of Goodwill. We recorded impairment of goodwill of $0.9 million in 2021. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2021, resulting in impairment expense of $0.9 million. We did not recognize any impairment of goodwill in 2022.

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $1.2 million for 2021. Beginning in 2021, we temporarily shut down our crude oil hauling operations, resulting in impairment of trade names of $0.5 million. Additionally, as a result of a review of intangible asset balances as of December 31, 2021, we determined the fair value of Higher Power’s trade names and customer relationships was less than their carrying value, resulting in impairment expense of $0.7 million. We did not recognize any impairment of other long-lived assets in 2022.

    Operating Loss. We reported an operating loss of $16.4 million for 2022 compared to an operating loss $123.0 million for 2021. The reduced operating loss in 2022 was primarily due to a decline in costs as a percentage of revenue as well as increased activity across all operating divisions as described above.

    Interest Expense, net. Interest expense, net increased $5.1 million to $11.5 million for 2022 from $6.4 million for 2021, primarily due to an increase in the interest rate and average borrowings outstanding under our revolving credit facility.

    Other Income, net. Other income, net increased $35.7 million during 2022 compared to 2021. During 2021, we recognized expense of $25.0 million related to an agreement to settle a legal matter and legal fees related to the matter totaling $5.4 million. We recognized interest on trade accounts receivable of $41.3 million in 2022 compared to $34.7 million in 2021.

    Income Taxes. During 2022, we recorded an income tax expense of $13.6 million on pre-tax income of $13.0 million compared to an income tax benefit of $22.9 million on pre-tax loss of $124.3 million for 2021. Our effective tax rate was 104.8% for 2022 compared to 18.4% for 2021. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as changes in the valuation allowance that may not be consistent from year to year. See Note 13 to our consolidated financial statements for additional detail regarding our change in tax expense.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Years Ended
	December 31, 2021	December 31, 2020
Revenue:	(in thousands)
Well completion services	$84,334	$88,325
Infrastructure services	93,403	157,751
Natural sand proppant services	34,860	34,360
Drilling services	4,321	7,785
Other services	18,510	28,829
Eliminations	(6,466)	(3,974)
Total revenue	228,962	313,076

Cost of Revenue:
Well completion services (exclusive of depreciation and amortization of $26,356 and $30,395, respectively, for 2021 and 2020)	64,552	47,483
Infrastructure services (exclusive of depreciation and amortization of $21,841 and $29,337, respectively, for 2021 and 2020)	90,559	124,555
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $8,993 and $9,758, respectively, for 2021 and 2020)	27,232	25,955
Drilling services (exclusive of depreciation and amortization of $7,995 and $10,036, respectively, for 2021 and 2020)	6,102	10,909
Other services (exclusive of depreciation and amortization of $13,209 and $15,713, respectively, for 2021 and 2020)	16,347	27,093
Eliminations	(6,466)	(3,974)
Total cost of revenue	198,326	232,021
Selling, general and administrative expenses	78,246	67,185
Depreciation, depletion, amortization and accretion	78,475	95,317
Gains on disposal of assets, net	(5,147)	(638)
Impairment of goodwill	891	54,973
Impairment of other long-lived assets	1,212	12,897
Operating loss	(123,041)	(148,679)
Interest expense, net	(6,406)	(5,397)
Other income, net	5,154	34,300
Loss before income taxes	(124,293)	(119,776)
Benefit for income taxes	(22,863)	(12,169)
Net loss	$(101,430)	$(107,607)

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

Infrastructure Services. Infrastructure services division revenue decreased $64.3 million, or 41%, to $93.4 million for 2021 from $157.8 million for 2020 primarily due to due to less storm activity during the year ended December 31, 2021 compared to the year ended December 31, 2020 resulting in an $58.4 million decline in storm restoration revenue. Additionally, infrastructure services revenue was negatively impacted by the decrease in crew count from approximately 100 crews as of December 31, 2020 to 82 crews as of December 31, 2021. These crew departures were driven by changes in division level management.

Natural Sand Proppant Services. Natural sand proppant services division revenue increased $0.5 million, or 1%, to $34.9 million for 2021, from $34.4 million for 2020. Revenue derived from related parties was $2.1 million, or 6% of total sand revenue, for 2021 and $8.4 million, or 24% of total sand revenue, for 2020. All of our related party revenue was derived from Gulfport under a sand supply contract which has ended. In 2021, we recognized revenue totaling $2 million related to the modification of our sand supply contract with Gulfport. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was $4 million, or 11% of total sand revenue, for 2021 and a nominal amount for 2020.

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

Other Services. Revenue from other services, consisting of revenue derived from our aviation, coil tubing, pressure control, flowback, cementing, acidizing, equipment rental, crude oil hauling, full service transportation, remote accommodation, equipment manufacturing and infrastructure engineering and design businesses, decreased $10.3 million, or 36%, to $18.5 million for 2021 from $28.8 million for 2020. Revenue derived from related parties, consisting primarily of equipment rental revenue from Gulfport and aviation revenue from Brim was $0.4 million, or 2% of total other services revenue, for 2021 and $1.0 million, or 3% of total other services revenue, for 2020. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $2.2 million and $2.7 million, respectively for 2021 and 2020.

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

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $17.1 million, or 36%, from $47.5 million for 2020 to $64.6 million for 2021 primarily due to an increase in cost of goods sold as a result of providing sand and chemicals with our service package to customers in 2021. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $26.4 million in 2021 and $30.4 million in 2020, was 77% and 54%, respectively, for 2021 and 2020, respectively. The increase as a percentage of revenue was primarily due to the recognition of more pressure pumping services standby revenue in 2020, of which there was a lower percentage of costs recognized compared to 2021. Additionally, during 2021 we provided sand and chemicals with our service package to customers, resulting in higher cost of goods sold as a percentage of revenue for this period in comparison to 2020.

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

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $1.2 million, or 5%, from $26.0 million for 2020 to $27.2 million for 2021. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $9.0 million in 2021 and $9.8 million in 2020, was 78% and 76%, respectively, for 2021 and 2020, respectively.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4.8 million, or 44%, from $10.9 million for 2020 to $6.1 million for 2021, as a result of reduced activity. In response to market conditions, we temporarily shut down our contract land drilling operations beginning in December 2019 and our rig hauling operations beginning in April 2020. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $8.0 million in 2021 and $10.0 million in 2020, was 141% and 116%, respectively, for 2021 and 2020, respectively. The increase as a percentage of revenue was primarily due to a decline in utilization.

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

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. Following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2021	December 31, 2020
Cash expenses:
Compensation and benefits	$15,064	$14,876
Professional services	11,400	19,905
Other(a)	9,052	8,828
Total cash SG&A expense	35,516	43,609
Non-cash expenses:
Bad debt provision(b)	41,662	21,958
Stock based compensation	1,068	1,618
Total non-cash SG&A expense	42,730	23,576
Total SG&A expense	$78,246	$67,185
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

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, accretion and amortization decreased $16.8 million, or 18%, to $78.5 million for 2021 from $95.3 million in 2020. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures.

Gains on Disposal of Assets, Net. Gains on the disposal of assets increased by $4.5 million, or 707%, to $5.1 million for 2021 from $0.6 million in 2020, primarily due to an increase in sales of trucking assets in 2021.

    Impairment of Goodwill. We recorded impairment of goodwill of $0.9 million and $55.0 million, respectively, in 2021 and 2020. As a result of our annual assessment of goodwill, we determined that the carrying value of goodwill for certain of our entities exceeded their fair values at December 31, 2021, resulting in impairment expense of $0.9 million. As a result of market conditions, we performed an impairment assessment of our goodwill as of March 31, 2020. We determined that the carrying value of goodwill for certain of our entities exceeded their fair values, resulting in impairment expense of $55.0 million.

    Impairment of Other Long-lived Assets. We recorded impairments of other long-lived assets of $1.2 million and $12.9 million, respectively, in 2021 and 2020. Beginning in 2021, we temporarily shut down our crude oil hauling operations, resulting in impairment of trade names of $0.5 million. Additionally, as a result of a review of intangible asset balances as of December 31, 2021, we determined the fair value of Higher Power’s trade names and customer relationships was less than their carrying value, resulting in impairment expense of $0.7 million. During 2020, we recorded impairment of property and equipment, including water transfer, crude oil hauling, coil tubing and equipment rental assets, totaling $12.9 million.

    Operating Loss. We reported an operating loss of $123.0 million for 2021 compared to operating loss of $148.7 million for 2020. The reduced operating loss was primarily due to the recognition of $67.9 million in impairment expenses during 2020, as compared to $2.1 million in 2021, partially offset by a $19.7 million increase in bad debt expense primarily due to the settlement with Gulfport.

    Interest Expense, net. Interest expense, net increased $1.0 million to $6.4 million and $5.4 million for 2021 and 2020, primarily due to an increase in expense recognized on sale-leaseback transactions.

    Other Income (Expense), net. Other income, net decreased $29.1 million during 2021 compared to 2020. During 2021, we recognized expense of $25.0 million related to an agreement to settle a legal matter and legal fees related to the matter totaling $5.4 million. This expense was partially offset by a $4.4 million increase in interest on delinquent account receivables.

    Income Taxes. During 2021, we recorded an income tax benefit of $22.9 million on pre-tax loss of $124.3 million compared to income tax benefit of $12.2 million on pre-tax loss of $119.8 million for 2020. Our effective tax rate was 18.4% for 2021 compared to 10.2% for 2020. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as return to provision adjustments, goodwill impairment and changes in the valuation allowance that may not be consistent from year to year. See Note 13 to our consolidated financial statements for additional detail regarding our change in tax expense.

Non-GAAP Financial Measures

Adjusted EBITDA

    Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of goodwill, impairment of other long-lived assets, public offering costs, stock based compensation, interest expense, net, other income, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021	2020
Net loss	$(619)	$(101,430)	$(107,607)
Depreciation, depletion, amortization and accretion	64,271	78,475	95,317
Gains on disposal of assets, net	(3,908)	(5,147)	(638)
Impairment of goodwill	—	891	54,973
Impairment of other long-lived assets	—	1,212	12,897
Public offering costs	—	91	—
Stock based compensation	923	1,191	1,952
Interest expense, net	11,506	6,406	5,397
Other income, net	(40,912)	(5,154)	(34,300)
Provision (benefit) for income taxes	13,607	(22,863)	(12,169)
Interest on trade accounts receivable	41,276	34,709	34,130
Adjusted EBITDA	$86,144	$(11,619)	$49,952

Well Completion Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2020
Net income (loss)	$10,194	$(58,051)	$(69,073)
Depreciation, depletion, amortization and accretion	22,103	26,377	30,411
Gains on disposal of assets, net	(615)	(770)	(388)
Impairment of goodwill	—	—	53,406
Impairment of other long-lived assets	—	—	4,203
Public offering costs	—	31	—
Stock based compensation	380	333	527
Interest expense	1,940	1,107	1,130
Other (income) expense, net	(343)	1,843	(1,886)
Interest on trade accounts receivable	—	(1,841)	1,888
Adjusted EBITDA	$33,659	$(30,971)	$20,218

Infrastructure Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2022	2021	2020
Net income (loss)	$4,933	$(36,711)	$(928)
Depreciation, depletion, amortization and accretion	16,171	21,880	29,373
Gains on disposal of assets, net	(795)	(286)	(443)
Impairment of goodwill	—	891	—
Impairment of other long-lived assets	—	665	—
Public offering costs	—	39	—
Stock based compensation	349	500	580
Interest expense	7,390	3,925	2,794
Other income, net	(40,470)	(6,499)	(31,994)
Provision for income taxes	13,427	712	7,133
Interest on trade accounts receivable	41,276	36,551	32,214
Adjusted EBITDA	$42,281	$21,667	$38,729

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021	2020
Net loss	$(1,945)	$(6,328)	$(11,324)
Depreciation, depletion, amortization and accretion	8,732	9,005	9,771
Gains on disposal of assets, net	(89)	(30)	1,829
Public offering costs	—	12	—
Stock based compensation	119	202	425
Interest expense	753	474	312
Other (income) expense, net	(14)	(844)	10
Interest on trade accounts receivable	—	(1)	3
Adjusted EBITDA	$7,556	$2,490	$1,026

Drilling Services

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net loss:	2022	2021	2020
Net loss	$(7,510)	$(11,307)	$(16,865)
Depreciation, depletion, amortization and accretion	6,467	7,996	10,039
Gains on disposal of assets, net	(172)	(202)	(353)
Impairment of other long-lived assets	—	—	326
Public offering costs	—	2	—
Stock based compensation	18	76	203
Interest expense	545	293	454
Other income, net	—	25	126
Adjusted EBITDA	$(652)	$(3,117)	$(6,070)

Other Services(a)

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to net (loss) income:	2022	2021	2020
Net (loss) income	$(6,291)	$10,967	$(9,417)
Depreciation, depletion, amortization and accretion	10,798	13,217	15,722
Gains on disposal of assets, net	(2,237)	(3,859)	(1,283)
Impairment of goodwill	—	—	1,567
Impairment of other long-lived assets	—	547	8,368
Public offering costs	—	7	—
Stock based compensation	57	80	217
Interest expense, net	878	607	707
Other income, net	(85)	321	(556)
Provision (benefit) for income taxes	180	(23,575)	(19,302)
Interest on trade accounts receivable	—	—	25
Adjusted EBITDA	$3,300	$(1,688)	$(3,952)
a.    Includes results for our aviation, coil tubing, pressure control, equipment rentals, crude oil hauling, full service transportation, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Loss and Adjusted Loss per Share

    Adjusted net loss and adjusted basic and diluted loss per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company’s performance by excluding certain non-cash charges, such as impairment of goodwill and impairment of other long-lived assets, that may not be indicative of the Company’s ongoing operating results, from net loss. Adjusted net loss and adjusted loss per share should not be considered in isolation or as a substitute for net loss and loss per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net loss and adjusted loss per share to the GAAP financial measures of net loss and loss per share for the periods specified.

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Net loss, as reported	$(619)	$(101,430)	$(107,607)
Impairment of goodwill	—	891	54,973
Impairment of other long-lived assets	—	1,212	12,897
Adjusted net loss	$(619)	$(99,327)	$(39,737)

Basic loss per share, as reported	$(0.01)	$(2.18)	$(2.36)
Impairment of goodwill	—	0.02	1.20
Impairment of other long-lived assets	—	0.03	0.28
Adjusted basic loss per share	$(0.01)	$(2.13)	$(0.88)

Diluted loss per share, as reported	$(0.01)	$(2.18)	$(2.36)
Impairment of goodwill	—	0.02	1.20
Impairment of other long-lived assets	—	0.03	0.28
Adjusted diluted loss per share	$(0.01)	$(2.13)	$(0.88)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 19 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$17,282	$9,899
Revolving credit facility availability	119,756	118,948
Less current and long-term debt	(83,520)	(86,708)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (environmental remediation)	(3,694)	(3,694)
Less letter of credit facilities (insurance programs)	(2,800)	(3,890)
Less letter of credit facilities (bonding program)	—	(1,000)
Less letter of credit facilities (rail car commitments)	—	(455)
Net working capital (less cash and current portion of long-term debt)(a)	325,719	282,118
Total	$362,743	$305,218
a.    Net working capital (less cash and current portion of long-term debt) is a non-GAAP measure and, as of December 31, 2022, is calculated by subtracting total current liabilities of $237.2 million and cash and cash equivalents of $17.3 million from total current assets of $496.7 million, further adjusted to add current portion of long-term debt of $83.5 million. As of December 31, 2021, net working capital (less cash) is calculated by subtracting total current liabilities of $150.2 million and cash and cash equivalents of $9.9 million from total current assets of $440.8 million, further adjusted to add current portion of long-term debt of $1.5 million. Amounts include receivables due from PREPA of $379.0 million and $337.8 million and corresponding liabilities of $47.6 million and $42.3 million at December 31, 2022 and 2021, respectively.

    As of February 22, 2023, we had $79.7 million in borrowings outstanding under our revolving credit facility, leaving an aggregate of $22.3 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. Our revolving credit facility is currently scheduled to mature on October 19, 2023. See “Our Revolving Credit Facility” below for additional detail.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, inflationary pressures or otherwise and volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the financial covenants under our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets. Further, we may not be able to extend, repay or refinance our existing revolving credit facility at or prior to maturity on the terms acceptable to us or at all.

Liquidity and Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$15,266	$(18,865)	$6,967
Net cash (used in) provided by investing activities	(2,124)	5,507	(2,295)
Net cash (used in) provided by financing activities	(5,601)	8,428	4,266
Effect of foreign exchange rate on cash	(158)	7	12
Net change in cash	$7,383	$(4,923)	$8,950

Operating Activities

    Net cash provided by (used in) operating activities was $15.3 million, ($18.9) million and $7.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The change in operating cash flows from 2021 to 2022 was primarily due to an increase in activity and utilization across all of our operating divisions as described in Results of Operations above.

Investing Activities

    Net cash (used in) provided by investing activities was ($2.1) million, $5.5 million and ($2.3) million, respectively, for the years ended December 31, 2022, 2021 and 2020. Substantially all remaining cash used in investing activities was used to purchase property and equipment that is utilized to provide our services, which was partially offset by proceeds from the disposal of property and equipment.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Well completion services(a)	$11,421	$4,327	$4,358
Infrastructure services(b)	885	627	258
Natural sand proppant services(c)	88	484	1,073
Drilling services(d)	101	44	432
Other(e)	395	361	716
Eliminations	(153)	—	—
Total capital expenditures	$12,737	$5,843	$6,837
a.    Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the years ended December 31, 2022, 2021 and 2020.
b.    Capital expenditures primarily for truck, tooling and other equipment purchases for new infrastructure crews for the years ended December 31, 2022, 2021 and 2020.
c.    Capital expenditures primarily for maintenance for the years ended December 31, 2022, 2021 and 2020.
d.    Capital expenditures primarily for maintenance for the years ended December 31, 2022 and 2021, and for directional drilling equipment for the year ended December 31, 2020.
e.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the years ended December 31, 2022, 2021 and 2020.

Financing Activities

    Net cash (used in) provided by financing activities was ($5.6) million, $8.4 million and $4.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to net repayments under our revolving credit facility of $1.5 million and principal payments on financing leases and equipment notes of $4.3 million, partially offset by net proceeds received from sale-leaseback transactions of $0.2 million. Net cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to net proceeds received from sale-leaseback transactions of $6.5 million and net borrowings under our revolving credit facility of $4.2 million, partially offset by principal payment on financing leases and equipment notes of $2.3 million. Net cash provided by financing activities for the year ended December 31, 2020 was primarily attributable to net proceeds of $4.7 million received from a sale-leaseback transaction and net borrowings under our revolving credit facility of $2.6 million, principal payment on financing leases and equipment notes of $2.0 million and payment of debt issuance costs of $1.1 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was ($0.2) million for the year ended December 31, 2022 and was a nominal amount for both of the years ended December 31, 2021, and 2020. The year-over-year effect was driven primarily by an unfavorable shift in the strength of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $259.5 million and $290.5 million, respectively, at December 31, 2022 and 2021. Our cash balances totaled $17.3 million and $9.9 million, respectively, at December 31, 2022 and 2021. Included in working capital are receivables due from PREPA totaling $379.0 million and $337.8 million and corresponding liabilities of $47.6 million and $42.3 million at December 31, 2022 and 2021, respectively.

Our Revolving Credit Facility

     On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At December 31, 2022, we had outstanding borrowings under our revolving credit facility of $83.5 million and $19.7 million of available borrowing capacity, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

On February 28, 2022, we entered into a fourth amendment to the revolving credit facility (the “Fourth Amendment”) to, among other things, (i) amend our financial covenants as outlined below, (ii) provide for a conditional increase of the applicable interest margin, (iii) permit certain sale-leaseback transactions, (iv) provide for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables, and (v) classifies the payments pursuant to our settlement agreement with MasTec Renewables Puerto Rico, LLC as restricted payments and required $20.0 million of availability both before and after making such payments.

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

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of December 31, 2022. For additional information regarding our revolving credit facility, see Note 10. Debt to our consolidated financial statements included elsewhere in this report.

As of February 22, 2023, our outstanding borrowings under our amended revolving credit facility were $79.7 million, leaving an aggregate of $22.3 million of available borrowing capacity, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, our revolving credit facility is currently scheduled to mature on October 19, 2023. We continue to explore various strategic alternatives to extend, refinance, or repay our revolving credit facility on or before the scheduled maturity date. There is no guarantee that such extension, refinancing or repayment will be secured. Considering the maturity date of our revolving credit facility, current macroeconomic conditions and recessionary pressures, we will likely be required to extend, refinance or repay our existing revolving credit facility in unfavorable credit markets. As a result, any such extended or new credit facility could have terms that are less favorable to us than the terms of our existing revolving credit facility, which may significantly increase our cost of capital and may have a material adverse effect on our liquidity and financial condition. For additional information regarding our amended revolving credit facility and financial covenants thereunder, see Note 10. Debt to our consolidated financial statements included elsewhere in this report.

Sale-Leaseback Transactions

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36 month lease agreement whereby we will lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42 month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

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

Equipment Financing Note

In December 2022, we entered into a 42 month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, we have agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note is secured by the seven pressure pumping units and bears interest at an imputed rate of approximately 14.3%.

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

Our liquidity and future cash flows, however, are subject to a number of variables, including receipt of payments from our customers, including PREPA, and our ability to extend, refinance or repay our revolving credit facility at or prior to its scheduled maturity date of October 19, 2023. As of December 31, 2022, PREPA owed Cobra approximately $379.0 million for services performed, including $152.0 million of interest charges. Throughout 2021 and 2022, we have released significant data that we obtained through Freedom of Information Act requests along with reviews of both our work and our contracts by the Federal Emergency Management Agency that, we believe, affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

During 2022, our capital expenditures totaled $12.7 million, included $11.4 million in our well completion segment primarily related to upgrades to our pressure pumping fleet and water transfer equipment, $0.9 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews and $0.4 million for our other divisions primarily related to equipment additions for our remote accommodations and equipment rental businesses.

    During 2023, we currently estimate that our aggregate capital expenditures will be $64 million, depending upon industry conditions and our financial results. These capital expenditures include $42 million for our well completions segment,

$12 million for our infrastructure segment, $3 million for our natural sand proppant segment, $1 million for our drilling segment and $6 million for our other businesses.

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

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2023 since the timing and size of acquisitions cannot be accurately forecasted. We continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

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

Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2022 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Revolving credit facility(a)	$83,520	$83,520	$—	$—	$—
Interest and commitment fees on revolving credit facility(b)	7,843	7,843	—	—	—
Sale-leaseback arrangements(c)	10,502	5,675	4,827	—	—
Operating lease obligations(d)	11,019	5,719	4,742	160	398
Financing lease obligations(e)	6,842	4,148	1,899	795	—
Equipment financing obligations(f)	10,719	3,390	6,765	564	—
	$130,445	$110,295	$18,233	$1,519	$398

a.Excludes interest payments.
b.Assumption of revolving credit facility balance outstanding as of December 31, 2022 of $83.5 million using the weighted average interest rate as of December 31, 2022 of 11.5%.
c.Obligations under a sale-leaseback arrangement for a portion of our infrastructure segment assets.
d.Operating lease obligations primarily relate to rail cars, real estate and other equipment.
e.Financing lease obligations primarily relate to equipment for our well completions and infrastructure segments.
f.Equipment financing obligations relate to equipment for our well completion segment.

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
As of December 31, 2022 and 2021, our allowance for doubtful accounts totaled $3.6 million and $18.1 million, respectively. During 2022, we wrote-off accounts receivable totaling $17.9 million, substantially most of which related to Gulfport. See Notes 2, 3 and 19 to the consolidated financial statements for further information related to Gulfport.
Our accounts receivable balance included $379.0 million and $337.8 million related to PREPA as of December 31, 2022 and 2021, respectively, which includes interest charged on delinquent balances. PREPA has not made any payments to us on their outstanding receivable since 2019. PREPA is currently subject to bankruptcy proceedings and, as a result, their ability to meet their obligations is largely dependent upon funding from the FEMA or other sources. For a description of our collection efforts and related litigation against PREPA, see Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 19. Commitments and Contingencies to our consolidated financial statements and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report.

We continuously review the facts and circumstances related to this receivable to determine if an allowance is needed. We believe all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations and that PREPA engaged in a reasonable procurement process. We believe these receivables are collectible and for the reasons previously described as well as other factors, no allowance was deemed necessary at December 31, 2022 or 2021. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collectible.

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

During the years ended December 31, 2021, and 2020, we recorded goodwill impairment charges of $0.9 million and $55.0 million, respectively. We did not recognize any impairment of goodwill for the year ended December 31, 2022. See Note 6 to our consolidated financial statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including significant assumptions used and other details.

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

During the years ended December 31, 2021, and 2020, we recorded impairment charges of other long-lived assets totaling, $1.2 million and $12.9 million, respectively. We did not recognize any impairment of other long-lived assets for the year ended December 31, 2022. See Note 6 to our consolidated financial statements for additional details.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services throughout 2022 and we expect both pricing and utilization to continue at these levels throughout 2023 as a result of an increase in budgets for publicly traded exploration and production companies and elevated activity levels, driven by strong energy demand and favorable commodity prices. Strong demand in the pressure pumping industry and continuing supply chain disruptions have resulted, however, in delays of equipment and replacement parts for our and our competitors’ pressure pumping fleets. Further, the ongoing war and related humanitarian crisis in Ukraine could continue to have an adverse effect on the global supply chain and volatility of commodity prices.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $17.3 million at December 31, 2022. We do not enter into investments for trading or speculative purposes.

    Interest under our credit facility is payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.5 percentage points throughout 2022 and 2023, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin is currently set at 4.0%, which can be reduced to 3.5% under certain circumstances specified in our credit facility. At December 31, 2022, we had outstanding borrowings under our revolving credit facility of $83.5 million with a weighted average interest rate of 11.5%. A 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.8 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2022, we had $3.4 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-

tax income of approximately ($0.1) million as of December 31, 2022. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $379.0 million as of December 31, 2022. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our consolidated financial statements contained elsewhere in this annual report for additional information.

Seasonality

    We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide well completion and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Kentucky, Colorado, California, Indiana and Alberta, Canada. For the years ended December 31, 2022, 2021 and 2020, we generated approximately 45%, 48% and 35%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

Although the impact of inflation has been insignificant on our operations in prior years, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Throughout 2022 and 2023, the Federal Reserve increased its benchmark interest rates by an aggregate of 4.5 percentage points, and may continue increasing benchmark interest rates in the future. If the efforts to control inflation are not successful and inflationary pressures persist, our business, results of operations and financial condition may be adversely affected.

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

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2022.
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

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2022.

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

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2022.

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

10.13
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

10.14
First Amendment to Amended and Restated Revolving Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 12, 2019).

10.15
Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 26, 2020 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 2, 2020).

10.16
N745BW Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation Services LLC and Cobra Acquisitions LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.17
N745MB Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.18
N810LA Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.19
N902TX Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Air Rescue Systems Corporation and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.20
N904AF Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.21
First Amendment to the Mammoth Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 10, 2020).

10.22
Third Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 5, 2021).

10.23
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 4, 2022).

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
96.1
Technical Report Summary for Piranha and Taylor Mines prepared by John T. Boyd Company (incorporated by reference to Exhibit 96.1 to the Company's Annual Report on Form 10-K (File No. 001-37917) filed with the SEC on March 4, 2022).

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

MAMMOTH ENERGY SERVICES, INC.
Date:	February 24, 2023	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arty Straehla	Chief Executive Officer (principal executive officer) and Director	February 24, 2023
Arty Straehla

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	February 24, 2023
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	February 24, 2023
Arthur Amron

/s/ James D. Palm	Director	February 24, 2023
James D. Palm

/s/ Paul Jacobi	Director	February 24, 2023
Paul Jacobi

/s/ Arthur Smith	Director	February 24, 2023
Arthur Smith

/s/ Corey Booker	Director	February 24, 2023
Corey Booker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Collectability of receivable balances from the Puerto Rico Electric Power Authority

As described further in Notes 2 and 19 to the consolidated financial statements, Cobra Acquisitions LLC (“Cobra”) and the Puerto Rico Electric Power Authority (“PREPA”) entered into an emergency master services agreement in October 2017 and a second master service contract in May 2018 for repairs to PREPA’s electrical grid due to damage caused by Hurricane Maria in 2017 (collectively, the “PREPA Contracts”). As of December 31, 2022, the consolidated financial statements include accounts receivable from PREPA for approximately $227.0 million for services performed as well as receivables of approximately $152.0 million of interest charges on delinquent balances in accordance with the terms of the PREPA Contracts (collectively, “PREPA receivable”). PREPA is subject to bankruptcy proceedings that are currently pending in the U.S. District Court for the District of Puerto Rico. Furthermore, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged three individuals, including the former president of Cobra, with conspiracy, wire fraud, false statements and disaster fraud. The indictment was focused on the interactions between a former U.S. Department of Homeland Security - Federal Emergency Management Agency (“FEMA”) official and the former president of Cobra, which concluded in December 2022. The Company is cooperating with the U.S. Securities and Exchange Commission and the U.S. Department of Justice in the criminal matter and neither the Company nor any of its subsidiaries were charged in the indictment. However, adverse developments in the criminal investigation and/or related litigation may affect PREPA’s willingness or intent to remit payment to Cobra. We identified the collectability of the receivable balances associated with the PREPA Contracts as a critical audit matter.

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
•We obtained an understanding and evaluated the design and implementation of management’s controls over the collectability of the receivable balances from PREPA.
•We evaluated the qualitative assessment performed by management by performing the following:
◦We inquired of management to gain an understanding of the relevant facts and circumstances related to the current status of FEMA’s review of invoices submitted by PREPA for reimbursement, PREPA’s appeals with FEMA on any amounts initially determined to be ineligible for federal assistance, the status of PREPA’s bankruptcy proceedings and the status of the related litigation.
◦We corroborated the facts and circumstances by obtaining and reviewing the relevant legal documents and correspondence with officials of PREPA, FEMA and the Federal Oversight and Management Board for Puerto Rico, which is involved in the oversight of PREPA.
◦We evaluated responses to inquiry letters sent to internal and external legal counsel and obtained written representations from management related to the collectability of the PREPA receivable and related litigation.
◦Through such procedures, we assessed the reasonableness of management’s conclusions regarding the collectability of the accounts receivables from PREPA and whether a loss is probable or reasonably possible.
•We assessed the sufficiency of management’s disclosures related to the PREPA receivable and related litigation, including that PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA and that the receivable may not be collectible if PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Oklahoma City, Oklahoma
February 24, 2023

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2022	2021
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$17,282	$9,899
Short-term investment	—	1,762
Accounts receivable, net	456,465	407,550
Receivables from related parties, net	223	88
Inventories	8,883	8,366
Prepaid expenses	13,219	12,381
Other current assets	620	737
Total current assets	496,692	440,783

Property, plant and equipment, net	138,066	176,586
Sand reserves	61,830	64,641
Operating lease right-of-use assets	10,656	12,168
Intangible assets, net	1,782	2,561
Goodwill	11,717	11,717
Deferred income tax asset	—	8,094
Other non-current assets	3,935	4,342
Total assets	$724,678	$720,892

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$47,391	$37,560
Accrued expenses and other current liabilities	52,297	62,516
Current operating lease liability	5,447	5,942
Current portion of long-term debt	83,520	1,468
Income taxes payable	48,557	42,748
Total current liabilities	237,212	150,234

Long-term debt, net of current portion	—	85,240
Deferred income tax liabilities	471	865
Long-term operating lease liability	4,913	5,918
Asset retirement obligations	3,981	3,720
Other long-term liabilities	15,485	11,693
Total liabilities	262,062	257,670

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,312,270 and 46,684,065 issued and outstanding at December 31, 2022 and 2021	473	467
Additional paid in capital	539,138	538,221
Accumulated deficit	(73,154)	(72,535)
Accumulated other comprehensive loss	(3,841)	(2,931)
Total equity	462,616	463,222
Total liabilities and equity	$724,678	$720,892

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021	2020
REVENUE	(in thousands, except per share amounts)
Services revenue	$311,968	$182,236	$234,081
Services revenue - related parties	1,133	15,782	43,091
Product revenue	48,985	28,799	28,404
Product revenue - related parties	—	2,145	7,500
Total revenue	362,086	228,962	313,076

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $55,546, $69,401 and $85,481, respectively, for 2022, 2021, and 2020)	241,323	170,275	205,657
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2022, 2021, and 2020)	541	531	418
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $8,725, $8,993 and $9,758, respectively, for 2022, 2021, and 2020)	36,723	27,520	25,946
Selling, general and administrative (Note 12)	39,554	77,861	66,427
Selling, general and administrative - related parties (Note 12)	—	385	758
Depreciation, depletion, amortization and accretion	64,271	78,475	95,317
Gains on disposal of assets, net	(3,908)	(5,147)	(638)
Impairment of goodwill	—	891	54,973
Impairment of other long-lived assets	—	1,212	12,897
Total cost and expenses	378,504	352,003	461,755
Operating loss	(16,418)	(123,041)	(148,679)

OTHER INCOME (EXPENSE)
Interest expense, net	(11,506)	(6,406)	(5,397)
Other income, net	40,912	5,669	32,410
Other (expense) income, net - related parties	—	(515)	1,890
Total other income (expense)	29,406	(1,252)	28,903
Income (loss) before income taxes	12,988	(124,293)	(119,776)
Provision (benefit) for income taxes	13,607	(22,863)	(12,169)
Net loss	$(619)	$(101,430)	$(107,607)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net of tax of $0, ($36) and ($54), respectively, for 2022, 2021, and 2020	(910)	134	241
Comprehensive loss	$(1,529)	$(101,296)	$(107,366)

Net loss per share (basic) (Note 15)	$(0.01)	$(2.18)	$(2.36)
Net loss per share (diluted) (Note 15)	$(0.01)	$(2.18)	$(2.36)
Weighted average number of shares outstanding (Note 15)	47,175	46,428	45,644
Weighted average number of shares outstanding, including dilutive effect (Note 15)	47,175	46,428	45,644

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings (Deficit)	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2020	45,109	$451	$136,502	$535,094	$(3,306)	$668,741
Stock based compensation	660	7	—	1,945	—	1,952
Net loss	—	—	(107,607)	—	—	(107,607)
Other comprehensive income	—	—	—	—	241	241
Balance at December 31, 2020	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	915	9	—	1,182	—	1,191
Net loss	—	—	(101,430)	—	—	(101,430)
Other comprehensive income	—	—	—	—	134	134
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	917	—	923
Net loss	—	—	(619)	—	—	(619)
Other comprehensive loss	—	—	—	—	(910)	(910)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities	(in thousands)
Net loss	$(619)	$(101,430)	$(107,607)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	923	1,191	1,952
Depreciation, depletion, amortization and accretion	64,271	78,475	95,317
Amortization of coil tubing strings	—	—	359
Amortization of debt origination costs	777	665	831
Bad debt expense (Note 2)	3,389	41,662	21,958
Gains on disposal of assets, net	(3,908)	(5,147)	(683)
Gains from sales of equipment damaged or lost down-hole	(604)	(288)	(696)
Impairment of goodwill	—	891	54,973
Impairment of other long-lived assets	—	1,212	12,897
Deferred income taxes	7,700	(32,005)	(12,186)
Other	(117)	280	(143)
Changes in assets and liabilities:
Accounts receivable, net	(52,392)	(55,898)	(32,621)
Receivables from related parties	(135)	28,373	(40,333)
Inventories	(517)	3,654	5,103
Prepaid expenses and other assets	(710)	1,444	1,996
Accounts payable	6,680	(2,982)	2,004
Accrued expenses and other liabilities	(15,272)	12,380	3,198
Income taxes payable	5,800	8,658	648
Net cash provided by (used in) operating activities	15,266	(18,865)	6,967

Cash flows from investing activities:
Purchases of property and equipment	(12,737)	(5,843)	(6,761)
Purchases of property and equipment from related parties	—	—	(76)
Contributions to equity investee	—	—	(490)
Proceeds from disposal of property and equipment	10,613	11,350	6,782
Purchase of short-term investment	—	—	(1,750)
Net cash (used in) provided by investing activities	(2,124)	5,507	(2,295)

Cash flows from financing activities:
Borrowings on long-term debt	197,975	73,100	35,351
Repayments of long-term debt	(199,430)	(68,911)	(32,800)
Proceeds from sale-leaseback transaction	4,589	9,473	5,000
Payments on sale-leaseback transaction	(4,429)	(2,951)	(268)
Principal payments on financing leases and equipment financing notes	(4,306)	(2,283)	(1,966)
Debt issuance costs	—	—	(1,051)
Net cash (used in) provided by financing activities	(5,601)	8,428	4,266
Effect of foreign exchange rate on cash	(158)	7	12
Net increase (decrease) in cash and cash equivalents	7,383	(4,923)	8,950
Cash and cash equivalents at beginning of period	9,899	14,822	5,872
Cash and cash equivalents at end of period	$17,282	$9,899	$14,822

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$10,164	$4,827	$4,729
Cash paid (recovered) for income taxes	$106	$829	$(617)
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable	$4,736	$1,535	$1,312
Right-of-use assets obtained for financing lease liabilities	$3,058	$1,750	$2,431

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

The Company's operations are concentrated in North America. During the periods presented, the Company has operated its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Northern Alberta, Canada. The Company’s oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. The Company’s infrastructure business depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included gains and losses on disposal of assets within other income (expense), net on the consolidated statement of comprehensive loss. The Company now presents gains and losses on disposal of assets as a separate line titled “Gains on disposal of assets, net”.

Cash and Cash Equivalents and Short-Term Investment
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2022, the Company had $3.4 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts. The Company’s short-term investment at December 31, 2021 consisted of a certificate of deposit with a maturity over 90 days.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in other income, net on the consolidated statement of comprehensive loss when chargeable and collectability is reasonably assured.

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the years ended December 31, 2022, 2021 and 2020, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $41.3 million, $36.6 million and $32.2 million, respectively. These amounts are included in other income, net on the consolidated statement of comprehensive loss. Included in “accounts receivable, net” on the consolidated balance sheets as of December 31, 2022 and 2021 were interest charges of $152.0 million and $110.8 million, respectively.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Balance, January 1, 2020	$5,154
Additions charged to bad debt expense	22,705
Additions charged to other selling, general and administrative expense	3,950
Additions charged to other, net - related parties	1,427
Recoveries of receivables previously charged to bad debt expense	(747)
Deductions for uncollectible receivables written off	(2,350)
Balance, December 31, 2020	30,139
Additions charged to bad debt expense	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general and administrative expense	273
Additions charged to other, net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to bad debt expense	(211)
Deductions for uncollectible receivables written off	(83,049)
Balance, December 31, 2021	18,085
Additions charged to bad debt expense	3,550
Recoveries of receivables previously charged to bad debt expense	(161)
Deductions for uncollectible receivables written off	(17,887)
Balance, December 31, 2022	$3,587

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for doubtful accounts totaling $3.6 million, $0.7 million and $3.3 million, respectively, for the years ended December 31, 2022, 2021 and 2020. These additions were charged to bad debt expense based on the factors described above. Also, during the year ended December 31, 2021, the Company recorded additions to allowance for doubtful accounts of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Gulfport

The Company’s subsidiaries Stingray Pressure Pumping and Muskie were party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport Energy Corporation (“Gulfport”). On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. See Notes 3 and 19 for additional information. Following is a roll forward of the allowance for doubtful accounts specifically related to Gulfport (in thousands):

Balance, January 1, 2021	22,581
Additions charged to bad debt expense	41,196
Additions charged to revenue	27,070
Additions charged to other income (expense), net - related parties	1,842
Deductions for uncollectible receivables written off	(80,975)
Balance, December 31, 2021	11,714
Recoveries of receivables previously charged to bad debt expense	(147)
Deductions for uncollectible receivables written off	(11,567)
Balance, December 31, 2022	$—

PREPA

As of December 31, 2022 and 2021, PREPA owed the Company $379.0 million and $337.8 million, respectively, which includes interest charged on delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. Therefore, no final decision will be issued in response to Cobra’s claim. Cobra has 90 days from the February 1, 2023 decision to file a notice of appeal.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA, including the determination memorandums mentioned above, that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The Company believes these receivables are collectible and for the reasons previously described as well as other factors, no allowance was deemed necessary at December 31, 2022 or 2021. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

Impairment of Long-Lived Assets
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Following is a roll forward of the Company’s asset retirement obligations for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance as of beginning of period	$3,720	$4,746
Additions and revisions of prior estimates	176	(385)
Accretion expense	136	146
Liabilities settled	—	(782)
Foreign currency translation adjustment	(51)	(5)
Asset retirement obligation as of end of period	$3,981	$3,720

Amortizable Intangible Assets
Intangible assets subject to amortization include customer relationships and trade names. Customer relationships are amortized based on an estimated attrition factor and trade names are amortized over their estimated useful lives. See Notes 6 and 7 for additional disclosures related to intangible assets.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables, trade payables, amounts receivable or payable to related parties, and debt. The carrying amount of cash and cash equivalents, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $21.1 million and $22.0 million, respectively, of unbilled revenue included in accounts receivable, net in the consolidated balance sheets at December 31, 2022 and 2021. The Company had $7.5 million and $3.2 million, respectively, of deferred revenue included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2022 and 2021.

Loss per Share
Loss per share is computed by dividing net loss by the weighted average number of outstanding shares. See Note 15.

Equity-based Compensation
The Company measures equity-based payments at fair value on the date of grant and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 16.

Stock-based Compensation
The Company’s stock-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Incentive Plan, as amended (the “2016 Plan”). The Company recognizes in its financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenue and selling, general and administrative expenses. See Note 17.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. The Company has recorded interest and penalty payable of $2.7 million and $1.0 million at December 31, 2022 and 2021, respectively, related to the 2020 and 2021 tax year returns in Puerto Rico. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

Litigation and Contingencies
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates. See Note 19.

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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. As of December 31, 2022 and 2021, there were no probable environmental matters.

Other Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2022 and 2021 and revenues derived for the years ended December 31, 2022, 2021 and 2020:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2022	2021	2020	2022	2021
Customer A(a)	10%	6%	—%	—%	—%
Customer B(b)	—%	—%	—%	83%	83%
Customer C(c)	—%	7%	16%	—%	—%
Customer D(d)	—%	3%	15%	—%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s well completion services segment.
b.Customer B is a third-party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company’s infrastructure services segment. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
c.Customer C was a related-party customer until June 29, 2021. Revenues earned from this customer prior to June 29, 2021 are included in services revenue - related parties and product revenue - related parties on the consolidated statements of comprehensive loss. The related accounts receivable are included in accounts receivable, net on the consolidated balance sheet at December 31, 2021. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s well completion services segment, natural sand proppant services segment and other businesses. Accounts receivable for Customer C also included receivables due for interest charged on delinquent accounts receivable.
d.Customer D is a third-party customer. Revenues and the related accounts receivable balances earned from Customer D were derived from the Company’s infrastructure services segment.

3.     Revenues
The Company’s primary revenue streams include well completion services, infrastructure services, natural sand proppant services, drilling services and other services, which includes coil tubing, pressure control, equipment rentals, full service transportation, crude oil hauling, remote accommodations and equipment manufacturing. See Note 20 for the Company’s revenue disaggregated by type.

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent us from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period is fixed and the right to receive it is unconditional. On December 28, 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract will be terminated. Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 19. As a result of this settlement agreement, during the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company’s shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport’s creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying consolidated statement of comprehensive loss. See Notes 12 and 19 below.

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of December 31, 2021, the Company had deferred revenue totaling $3.0 million, respectively, related to shortfall payments. These amounts are included in accrued expenses and other current liabilities on the consolidated balance sheet. The Company did not have any deferred revenue related to shortfall payments at December 31, 2022. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue totaling $3.1 million, $12.0 million and $24.8 million, respectively, related to shortfall payments.

In certain of the Company’s sand supply agreements, the customer obtains control of the product when it is loaded into rail cars and the customer reimburses the Company for all freight charges incurred. The Company has elected to account

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for shipping and handling as activities to fulfill the promise to transfer the sand. If revenue is recognized for the related product before the shipping and handling activities occur, the Company accrues the related costs of those shipping and handling activities.

Pursuant to its contract with Gulfport, Muskie has agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated, each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 19 and Muskie’s contract claim against Gulfport was allowed under Gulfport’s plan of reorganization in the amount of $3.1 million. As a result of this settlement agreement, Muskie recognized bad debt expense of $0.2 million during the third quarter of 2021. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying consolidated statement of comprehensive loss and the related accounts receivable is included in “accounts receivable, net” in the consolidated balance sheets as of December 31, 2021. See Notes 12 and 19 below.

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

Other Services
During the periods presented, the Company also provided aviation, coil tubing, pressure control, equipment rentals, crude oil hauling, full service transportation, remote accommodations and equipment manufacturing, which are reported under other services. As a result of market conditions, the Company temporarily shut down its coil tubing, pressure control and full service transportation operations beginning in July 2020 and its crude oil hauling operations beginning in July 2021. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, January 1, 2020	$7,244
Deduction for recognition of revenue	(25,047)
Increase for deferral of shortfall payments	25,436
Increase for deferral of customer prepayments	648
Balance, December 31, 2020	8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	$7,550

The Company did not have any contract assets as of December 31, 2022, December 31, 2021 or December 31, 2020.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had unsatisfied performance obligations totaling $12.8 million, which will be recognized over the next 21 months.

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

	December 31,
	2022	2021
Supplies	$5,167	$4,557
Raw materials	974	701
Work in process	2,221	2,435
Finished goods	521	673
Total inventory	$8,883	$8,366

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2022	2021
Pressure pumping equipment	3-5 years	$230,760	$220,414
Drilling rigs and related equipment	3-15 years	110,724	111,478
Machinery and equipment	7-20 years	162,634	166,873
Buildings(a)	15-39 years	40,316	46,006
Vehicles, trucks and trailers	5-10 years	101,580	103,982
Coil tubing equipment	4-10 years	6,908	7,592
Land	N/A	12,393	13,417
Land improvements	15 years or life of lease	10,053	10,133
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,296	18,235
		707,457	711,923
Deposits on equipment and equipment in process of assembly(c)		13,885	3,300
		721,342	715,223
Less: accumulated depreciation(d)		583,276	538,637
Total property, plant and equipment, net		$138,066	$176,586
a.Included in Buildings at each of December 31, 2022 and 2021 are costs of $7.6 million related to assets under operating leases.
b.Included in Other property and equipment at each of December 31, 2022 and 2021 are costs of $6.0 million related to assets under operating leases.
c.Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.Includes accumulated depreciation of $8.0 million and $6.6 million at December 31, 2022 and 2021, respectively, related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2022, 2021 and 2020, proceeds from the sale of equipment damaged or lost down-hole were $0.8 million, $0.3 million, and $0.7 million, respectively, and gains on sales of equipment damaged or lost down-hole were $0.6 million, $0.3 million, and $0.7 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in other income, net on the consolidated statement of comprehensive loss. For the years ended December 31, 2022, 2021 and 2020, proceeds from the sale of equipment were $10.0 million, $11.2 million and $6.1 million, respectively, and gains from the sale or disposal of equipment were $3.9 million, $5.1 million and $0.7 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Depreciation expense	$60,545	$76,093	$93,332
Accretion and depletion expense	2,947	1,381	970
Amortization expense	779	1,001	1,015
Depreciation, depletion, amortization and accretion	$64,271	$78,475	$95,317

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company performed the qualitative assessment described above during the fourth quarter of 2022. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the Company's reporting units was greater than their carrying value. Accordingly, no further testing was required and no impairment was recognized during the year ended December 31, 2022.

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

Impairment of Other Long-Lived Assets
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equipment if future cash flow estimates, based upon information then available to management, indicate that their carrying values are not recoverable.

7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the years ended December 31, 2022 and 2021 are presented below (in thousands):

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
Balance as of December 31, 2022
Goodwill	891	86,043	2,684	14,830	104,448
Accumulated impairment losses	(891)	(76,829)	(2,684)	(12,327)	(92,731)
	$—	$9,214	$—	$2,503	$11,717
a.See Note 6 for a description of impairment losses recognized.

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2022	2021
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(6,068)	(5,289)
Intangible assets, net	$1,782	$2,561
Amortization expense for intangible assets was $0.8 million, $1.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized impairment of intangible assets totaling $1.2 million for the year ended December 31, 2021. See Note 6 for a description of these impairment losses.
The original lives of trade names range from 10 to 20 years and as of December 31, 2022 the remaining average useful life was 3.22 years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2023	$779
2024	710
2025	91
2026	91
2027	45
Thereafter	66
$1,782

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.5 million and $3.4 million, respectively, at December 31, 2022 and 2021. The investment is included in “other non-current assets” on the consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions’ income (loss) of $0.1 million, ($0.3) million, and $0.6 million respectively, for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in “other income, net” on the consolidated statements of comprehensive loss. The Company made additional investments totaling $0.5 million during the year ended December 31, 2020. No additional investments were made during the years ended December 31, 2022 and 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
Accrued expense and other current liabilities and Other long-term liabilities included the following (in thousands):

	December 31,
	2022	2021
Accrued Expenses and Other Current Liabilities
State and local taxes payable	$13,336	$13,772
Financed insurance premiums(a)	10,136	9,852
Deferred revenue	7,550	3,250
Accrued compensation and benefits	6,743	5,133
Sale-leaseback liability(b)	4,501	3,340
Financing leases	4,003	1,834
Equipment financing note(c)	2,329	—
Insurance reserves	1,509	1,413
Payroll tax liability	95	2,810
Accrued legal settlement(d)	—	18,966
Other	2,095	2,146
Total accrued expenses and other current liabilities	$52,297	$62,516

Other Long-Term Liabilities
Sale-leaseback liability(b)	$6,836	$7,318
Equipment financing note(c)	6,047	—
Financing leases	2,602	4,375
Total other long-term liabilities	$15,485	$11,693
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2022, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 5.13%. As of December 31, 2021, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 2.45%.
b.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company will lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million . Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease terms.

c.In December 2022, the Company entered into a 42 month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, the Company has agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note is secured by the seven pressure pumping units and bears interest at an imputed rate of approximately 14.3%.

d.On August 2, 2021, the Company reached an agreement to settle a certain legal matter, which was paid during 2022. See Note 19 for additional detail.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Debt

    Debt included the following (in thousands):

	December 31,
	2022	2021
Revolving credit facility	83,520	83,370
Aviation note	—	3,371
Unamortized debt issuance costs	—	(33)
Total debt	83,520	86,708
Less: current portion	83,520	1,468
Total long-term debt	$—	$85,240

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

At December 31, 2022, there were outstanding borrowings under the revolving credit facility of $83.5 million and $19.7 million of available borrowing capacity, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10 million reserve out of the available borrowing capacity. At December 31, 2021, there were outstanding borrowings under the revolving credit facility of $83.4 million and $16.5 million of borrowing capacity under the facility, after giving effect to $9.0 million of outstanding letters of credit. As of December 31, 2022, the Company was in compliance with its financial covenants under the revolving credit facility.

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

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of February 22, 2023, the Company had $79.7 million in borrowings outstanding under its revolving credit facility, leaving an aggregate of $22.3 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

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

The Company’s revolving credit facility is currently scheduled to mature on October 19, 2023. The Company continues to explore various strategic alternatives to extend, refinance or repay its revolving credit facility at or before the scheduled maturity date. There is no guarantee that such extension, refinancing or repayment will be secured. Additionally, any such extended or new credit facility could have terms that are less favorable to the Company than the terms of its existing revolving credit facility, which may significantly increase the Company’s cost of capital and may have a material adverse effect on the Company’s liquidity and financial condition.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    Selling, General and Administrative Expense

    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash expenses:
Compensation and benefits	$13,729	$15,064	$14,876
Professional services	13,501	11,400	19,905
Other(a)	8,012	9,052	8,828
Total cash SG&A expense	35,242	35,516	43,609
Non-cash expenses:
Bad debt provision(b)	3,389	41,662	21,958
Stock based compensation	923	1,068	1,618
Total non-cash SG&A expense	4,312	42,730	23,576
Total SG&A expense	$39,554	$78,246	$67,185
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

13.    Income Taxes
The components of income tax provision (benefit) attributable to the Company for the year ended December 31, 2022, 2021 and 2020, respectively, are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. current income tax expense (benefit)	$61	$290	$(6,931)
U.S. deferred income tax benefit	(207)	(23,740)	(12,330)
Foreign current income tax expense	5,846	8,852	6,948
Foreign deferred income tax expense (benefit)	7,907	(8,265)	144
Total	$13,607	$(22,863)	$(12,169)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$12,988	$(124,293)	$(119,776)
Statutory income tax rate	21%	21%	21%
Expected income tax expense (benefit)	2,727	(26,102)	(25,153)
Change in tax rate	—	—	(161)
Interest and penalties	1,677	1,043	—
Foreign income tax rate differential	4,311	(282)	2,556
Foreign earnings (loss) not in reported income	1,565	(336)	3,252
Foreign tax credits	(3,646)	(7,749)	(7,133)
Withholding taxes	1,677	(49)	1,019
Goodwill impairment	—	52	11,544
Other permanent differences	322	426	1,290
State tax benefit	(1,129)	(2,449)	(1,664)
CARES act	—	—	(2,378)
Return to provision	(116)	390	894
Change in valuation allowance	6,219	12,193	3,765
Total	$13,607	$(22,863)	$(12,169)

The Company’s effective tax rate was 104.8% for the year ended December 31, 2022 compared to 18.4% for the year ended December 31, 2021 and 10.2% for the year ended December 31, 2020.

The effective tax rate for the years ended December 31, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance. Additionally, the Company recorded interest and penalties expense of $1.7 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively, related to the 2020 and 2021 tax year returns in Puerto Rico.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$598	$1,241
Lease asset	4,287	4,432
Intangible assets	952	1,070
Accrued liabilities	926	12,833
Net operating loss carryover	9,674	13,447
Foreign tax credits	86,311	83,780
Other	1,396	1,652
Valuation allowance	(78,298)	(71,612)
Deferred tax assets	25,846	46,843

Deferred tax liabilities:
Property and equipment	$(18,989)	$(28,126)
Lease liability	(4,057)	(4,392)
Other	(3,271)	(7,096)
Deferred tax liabilities	(26,317)	(39,614)
Net deferred tax (liability) asset	$(471)	$7,229

Reflected in accompanying balance sheet as:
Deferred income tax asset	$—	$8,094
Deferred income tax liability	(471)	(865)
Total	$(471)	$7,229

During the years ended December 31, 2022 and 2021, the Company recorded changes in its valuation allowance of $6.2 million and $12.2 million, respectively, related to excess foreign tax credits that are not expected to be utilized. The Company has foreign tax credits carryforwards of $86.3 million as of December 31, 2022. These credits have a 10 year carryforward period and begin to expire in 2028.

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

At December 31, 2022, the Company had undistributed earnings in its Puerto Rico foreign branch. The distribution of these undistributed earnings is subject to a withholding tax in Puerto Rico and since the Company intends to make these distributions in the future, the withholding tax has been accrued.

The Company has recorded interest and penalties payable of $2.7 million and $1.0 million at December 31, 2022 and 2021, respectively, related to the 2021 and 2020 tax year returns in Puerto Rico. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

The Company did not have any uncertain tax positions for the years ended December 31, 2022 and 2021.

The Company’s U.S. federal tax returns for tax years 2017 through 2022 remain subject to examination by the tax authorities. The Company’s state and local income tax returns for tax years 2016 through 2022 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2017 through

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 and Canada tax returns for the tax years 2015 through 2022 remain open to examination by the respective tax authorities.

14.    Leases

Lessee Accounting

The Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with a term in excess of 12 months. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize lease assets and liabilities and recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

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

Lease expense consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$6,804	$9,156
Short-term lease expense	75	335
Finance lease expense:
Amortization of right-of-use assets	1,820	1,582
Interest on lease liabilities	215	202
Total lease expense	$8,914	$11,275

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$10,656	$12,168
Current operating lease liability	5,447	5,942
Long-term operating lease liability	4,913	5,918
Finance leases:
Property and equipment, net	$7,267	$6,065
Accrued expenses and other current liabilities	4,003	1,834
Other liabilities	2,602	4,375

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,790	$9,284
Operating cash flows from finance leases	215	202
Financing cash flows from finance leases	2,655	1,677
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,190	$594
Finance leases	3,058	1,750
`

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	2.9 years	3.1 years
Finance leases	2.0 years	3.3 years
Weighted-average discount rate:
Operating leases	4.1%	3.3%
Finance leases	4.3%	3.3%

Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$5,731	$4,148
2024	3,708	1,203
2025	1,034	696
2026	147	795
2027	12	—
Thereafter	399	—
Total lease payments	11,031	6,842
Less: Present value discount	671	237
Present value of lease payments	$10,360	$6,605

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2022, 2021 and 2020, the Company recognized lease revenue, which is included in “services

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenue” and “services revenue - related parties” on the consolidated statements of comprehensive loss of $3.3 million, $2.4 million, and $1.4 million, respectively.

15.    Loss Per Share

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(619)	$(101,430)	$(107,607)
Weighted average common shares outstanding	47,175	46,428	45,644
Basic loss per share	$(0.01)	$(2.18)	$(2.36)

Diluted loss per share:
Allocation of earnings:
Net loss	$(619)	$(101,430)	$(107,607)
Weighted average common shares, including dilutive effect (a)	47,175	46,428	45,644
Diluted loss per share	$(0.01)	$(2.18)	$(2.36)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the years ended December 31, 2022, 2021, or 2020 as their effect was antidilutive under the treasury stock method.

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

Restricted Stock Units

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. Forfeitures are recognized as incurred.

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2020	221,241	$22.43
Granted	2,401,446	0.98
Vested	(660,738)	5.32
Forfeited	(47,167)	3.28
Unvested restricted stock units as of December 31, 2020	1,914,782	1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested restricted stock units as of December 31, 2021	1,128,205	1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested restricted stock units as of December 31, 2022	728,310	1.32

As of December 31, 2022, there was $0.4 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 5 months.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.9 million, $1.2 million and $2.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

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

Following is a summary of related party transactions (in thousands):

		Years Ended December 31,			At December 31,
		2022	2021	2020	2022	2021
		REVENUES			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$14,812	$42,460	$—	$—
Muskie and Gulfport	(b)	—	2,145	7,500	—	—
SR Energy and Gulfport	(c)	—	—	113	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(d)	316	371	446	217	85
Panther and El Toro	(e)	814	599	38	—	—
Other Relationships		3	12	34	6	3
		$1,133	$17,939	$50,591	$223	$88

		OTHER			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$514	$1,887	$—	$—
Muskie and Gulfport	(b)	—	1	3	—	—
		$—	$515	$1,890	$—	$—
					$223	$88

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
c.SR Energy provided rental services for Gulfport. On June 29, 2021, Gulfport ceased to be a related party.
d.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
e.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

		COST OF REVENUE			ACCOUNTS PAYABLE
		Years Ended December 31,			At December 31,
		2022	2021	2020	2022	2021
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	77	73	72	3	5
The Company and Caliber	(b)	357	351	248	—	—
Other Relationships		107	107	98	—	—
		$541	$531	$418	$3	$5

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	—	5	3	—	—
The Company and Caliber	(b)	—	374	774	—	—
Other Relationships		—	8	(19)	—	—
		$—	$387	$758	$—	$—
					$3	$5
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Cobra Aviation made additional investments in Brim Acquisitions totaling $0.5 million during the year ended December 31, 2020. Wexford Investments is an entity controlled by Wexford, which owns approximately 48% of the Company’s outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements. See Note 8 for further discussion.
19.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of December 31, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit facility which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	December 31,
	2022	2021
Environmental remediation	$3,694	$3,694
Insurance programs	2,800	3,890
Bonding program	—	1,000
Rail car commitments	—	455
Total letters of credit	$6,494	$9,039

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of December 31, 2022 and 2021, the workers’ compensation and automobile liability policies required a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2022 and 2021, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of December 31, 2022 and 2021, accrued claims were $1.5 million and $1.4 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2022 and 2021, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of December 31, 2022 and 2021, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. As of December 31, 2022 and 2021, accrued claims were $1.5 million and $1.6 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2022 or 2021 and no expense was recognized during the years ended December 31, 2022, 2021 or 2020 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2022 and 2021, outstanding performance and payment bonds totaled $8.6 million and $20.3 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.4 million as of December 31, 2022. The Company did not have any outstanding bid bonds as of December 31, 2022. Outstanding bid bonds totaled $0.6 million as of December 31, 2021.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation
As of December 31, 2022, PREPA owed the Company approximately $227.0 million for services performed, excluding $152.0 million of interest charged on these delinquent balances as of December 31, 2022. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. Therefore, no final decision will be issued in response to Cobra’s claim. Cobra has 90 days from the February 1, 2023 decision to file a notice of appeal. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

On December 28, 2019, Gulfport filed a lawsuit against Stingray Pressure Pumping in the Superior Court of the State of Delaware. Pursuant to the complaint, Gulfport sought to terminate the October 1, 2014, Amended and Restated Master Services Agreement for Pressure Pumping Services between Gulfport and Stingray Pressure Pumping (“MSA”). In addition, Gulfport alleged breach of contract and sought damages for alleged overpayments and audit costs under the MSA and other fees and expenses associated with this lawsuit. On March 26, 2020, Stingray Pressure Pumping filed a counterclaim against Gulfport seeking to recover unpaid fees and expenses due to Stingray Pressure Pumping under the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MSA. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under a natural sand proppant supply contract. These matters were automatically stayed as a result of Gulfport’s bankruptcy filing on November 13, 2020, seeking voluntary relief under chapter 11 of the Bankruptcy Code. Gulfport emerged from bankruptcy on May 17, 2021. As of November 13, 2020, Gulfport owed the Company approximately $46.9 million, which included interest charges of $3.3 million and $1.8 million in attorneys’ fees. FASB ASC 326, Financial Instruments-Credit Losses, requires companies to reflect its current estimate of all expected credit losses. As a result, the Company recorded reserves on its pre-petition receivables due from Gulfport for products and services, interest and attorneys’ fees of $19.4 million, $1.4 million and $1.8 million, respectively, during the year ended December 31, 2020. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping and Muskie contracts on its master rejection schedule filed with the bankruptcy court. During the first quarter of 2021, the Company recognized unliquidated damages of approximately $46.4 million and recorded reserves on these unliquidated damages as a reduction to revenue of $27.1 million and to bad debt expense of $3.8 million. Also during the first quarter of 2021, the Company recorded additional reserves on its pre-petition products and services and interest receivables of $6.1 million and $0.5 million, respectively. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract and the Muskie contract was terminated, Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings, each of the parties released all claims they had against the others with respect to the litigation matters discussed above and Muskie retained an allowed general unsecured claim against Gulfport of $3.1 million. As a result, during 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively, and recorded additional bad debt expense related to the Muskie claim totaling $0.2 million.

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra in the U.S. District Court for the Southern District of Florida. MasTec’s complaint asserted claims against the Company and Cobra Acquisitions for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the Court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. The agreement specified interest rates between 6% and 12%. The settlement amount and legal expenses related to the matter of $25.0 million and $5.4 million, respectively, are reflected in “other, net” on the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2021. Cobra made the second installment payment, including accrued interest, to MasTec on August 23, 2022, the final installment principal payment to MasTec on October 24, 2022 and the final installment interest payment to MasTec on December 1, 2022.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cobra has been served with ten lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. These matters are in various stages in the Court. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and is currently awaiting a decision from the Court. To the extent Cobra receives an unfavorable judgment, the Company believes that any such taxes in the judgement that relate to the Emergency Master Service Agreement with PREPA executed on October 19, 2017, would be reimbursable to Cobra. At this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and one day and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. The Company does not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencings could have on the Company. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be going forward. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or the Company’s business, financial condition, results of operations or cash flows. With regard to the previously disclosed SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action against the Company.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 12, 2019, AL Global Services, LLC (“Alpha Lobo”) filed a second amended third-party petition against the Company in an action styled Jim Jorrie v. Craig Charles, Julian Calderas, Jr., and AL Global Services, LLC v. Jim Jorrie v. Cobra Acquisitions LLC v. ESPADA Logistics & Security Group, LLC, ESPADA Caribbean LLC, Arty Straehla, Ken Kinsey, Jennifer Jorrie, and Mammoth Energy Services, Inc., in the 57th Judicial District in Bexar County, Texas. The petition alleges that the Company should be held vicariously liable under alter ego, agency and respondeat superior theories for Alpha Lobo’s alleged claims against Cobra and Arty Straehla for aiding and abetting, knowing participation in and conspiracy to breach fiduciary duty in connection with Cobra’s execution of an agreement with ESPADA Caribbean, LLC for security services related to Cobra’s work in Puerto Rico. The trial court granted Cobra, Mammoth and Straehla’s motion to compel Alpha Lobo’s claims against them to arbitration. However, Alpha Lobo has not yet brought its claims in arbitration. Instead, on March 22, 2022, Alpha Lobo filed a Petition for Writ of Mandamus in the Fourth Court of Appeals, San Antonio, Texas, seeking to overturn the order compelling arbitration. The appellate court denied the Mandamus on May 4, 2022, without requesting a response. On June 28, 2022, Alpha Lobo filed a Petition for Writ of Mandamus in the Texas Supreme Court, seeking to overturn the order compelling arbitration. The Texas Supreme Court denied the Mandamus on August 5, 2022, without requesting a response. Alpha Lobo has not yet brought its claims in arbitration. The Company believes these claims are without merit and will vigorously defend the action. However, at this time, the Company is not able to predict the outcome of this lawsuit or whether it will have a material impact on the Company’s business, financial condition, results of operations or cash flows. Additionally, there was a parallel arbitration proceeding in which certain Defendants were seeking a declaratory judgment regarding Cobra’s rights to terminate the Alpha Lobo contract and enter into a new contract with a third-party. On June 24, 2021, the arbitration panel ruled in favor of Cobra.

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

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2022, 2021 and 2020, the Company paid $1.9 million, $1.8 million and $2.0 million, respectively, in contributions to the plan.
20.    Reporting Segments and Geographic Areas
Reporting Segments

As of December 31, 2022, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers as well as electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities.

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

As of December 31, 2022, the Company’s four reportable segments include , well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment primarily services

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

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

Year Ended December 31, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$169,872	$111,452	$48,916	$10,346	$21,500	$—	$362,086
Intersegment revenues	791	—	2,475	22	1,614	(4,902)	—
Total revenue	170,663	111,452	51,391	10,368	23,114	(4,902)	362,086
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	124,848	91,577	36,783	9,259	16,120	—	278,587
Intersegment cost of revenues	3,894	72	—	538	398	(4,902)	—
Total cost of revenue	128,742	91,649	36,783	9,797	16,518	(4,902)	278,587
Selling, general and administrative	8,642	19,147	7,171	1,241	3,353	—	39,554
Depreciation, depletion, amortization and accretion	22,103	16,171	8,732	6,467	10,798	—	64,271
Gains on disposal of assets, net	(615)	(795)	(89)	(172)	(2,237)	—	(3,908)
Operating (loss) income	11,791	(14,720)	(1,206)	(6,965)	(5,318)	—	(16,418)
Interest expense	1,940	7,390	753	545	878	—	11,506
Other income, net	(343)	(40,470)	(14)	—	(85)	—	(40,912)
Income (loss) before income taxes	$10,194	$18,360	$(1,945)	$(7,510)	$(6,111)	$—	$12,988
Total expenditures for property, plant and equipment	$11,421	$885	$88	$101	$395	$(153)	$12,737
As of December 31, 2022:
Intangible assets, net	$1,307	$135	$—	$—	$340	$—	$1,782
Total assets	$82,897	$450,841	$129,467	$21,755	$120,164	$(80,446)	$724,678

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$84,190	$93,403	$30,880	$4,197	$16,292	$—	$228,962
Intersegment revenue	144	—	3,980	124	2,218	(6,466)	—
Total revenue	84,334	93,403	34,860	4,321	18,510	(6,466)	228,962
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	58,782	90,363	27,232	6,102	15,847	—	198,326
Intersegment cost of revenues	5,770	196	—	—	500	(6,466)	—
Total cost of revenue	64,552	90,559	27,232	6,102	16,347	(6,466)	198,326
Selling, general and administrative	49,275	18,267	5,351	1,414	3,939	—	78,246
Depreciation, depletion, amortization and accretion	26,377	21,880	9,005	7,996	13,217	—	78,475
Gains on disposal of assets, net	(770)	(286)	(30)	(202)	(3,859)	—	(5,147)
Impairment of goodwill	—	891	—	—	—	—	891
Impairment of other long-lived assets	—	665	—	—	547	—	1,212
Operating loss	(55,100)	(38,573)	(6,698)	(10,989)	(11,681)	—	(123,041)
Interest expense	1,107	3,925	474	293	607	—	6,406
Other (income) expense, net	1,843	(6,499)	(844)	25	321	—	(5,154)
Loss before income taxes	$(58,050)	$(35,999)	$(6,328)	$(11,307)	$(12,609)	$—	$(124,293)
Total expenditures for property, plant and equipment	$4,327	$627	$484	$44	$361	$—	$5,843
As of December 31, 2021:
Intangible assets, net	$1,995	$165	$—	$—	$401	$—	$2,561
Total assets	$56,036	$427,626	$156,519	$27,457	$129,202	$(75,948)	$720,892

Year Ended December 31, 2020	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$87,201	$157,751	$34,265	$7,746	$26,113	$—	$313,076
Intersegment revenues	1,124	—	95	39	2,716	(3,974)	—
Total revenue	88,325	157,751	34,360	7,785	28,829	(3,974)	313,076
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	45,647	124,232	25,955	10,757	25,430	—	232,021
Intersegment cost of revenues	1,836	323	—	152	1,663	(3,974)	—
Total cost of revenue	47,483	124,555	25,955	10,909	27,093	(3,974)	232,021
Selling, general and administrative	23,039	27,261	7,807	3,149	5,929	—	67,185
Depreciation, depletion, amortization and accretion	30,411	29,373	9,771	10,039	15,723	—	95,317
(Gains) losses on disposal of assets, net	(388)	(444)	1,829	(352)	(1,283)	—	(638)
Impairment of goodwill	53,406	—	—	—	1,567	—	54,973
Impairment of other long-lived assets	4,203	—	—	326	8,368	—	12,897
Operating loss	(69,829)	(22,994)	(11,002)	(16,286)	(28,568)	—	(148,679)
Interest expense	1,130	2,794	312	454	707	—	5,397
Other expense, net	(1,886)	(31,993)	10	125	(556)	—	(34,300)
Income (loss) before income taxes	$(69,073)	$6,205	$(11,324)	$(16,865)	$(28,719)	$—	$(119,776)
Total expenditures for property, plant and equipment	$4,358	$258	$1,073	$432	$716	$—	6,837
As of December 31, 2020:
Intangible assets, net	$2,683	$1,063	$—	$—	$1,028	$—	$4,774
Total assets	$99,247	$437,296	$172,927	$36,252	$136,422	$(57,582)	$824,562

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$343,307	$217,958	$302,205
Puerto Rico	—	—	53
Canada	18,603	10,685	10,723
Other	176	319	95
Total	$362,086	$228,962	$313,076

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$217,101	$258,666	$342,838
Canada	10,885	13,349	16,976
Total	$227,986	$272,015	$359,814

21.    Subsequent Events
Subsequent to December 31, 2022, the Company granted an aggregate of 250,000 restricted stock units (“RSUs”) to certain non-executive employees of the Company under the 2016 Plan. Of the RSUs granted, an aggregate of 50,000 RSUs will vest in three substantially equal annual installments, and an aggregate of 200,000 RSUs will vest in four equal annual installments, in each case beginning on the grant date, subject to such plan participants’ continued service.