Form 10-Q
period 2023-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2023-05-01
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, there were 47,713,342 shares of common stock, $0.01 par value, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•the results of litigation relating to the contracts awarded to our subsidiary Cobra Acquisitions LLC, or Cobra, by the Puerto Rico Electric Power Authority, or PREPA;
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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2022 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2023	2022
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$11,727	$17,282
Accounts receivable, net	475,582	456,465
Receivables from related parties, net	115	223
Inventories	10,230	8,883
Prepaid expenses	10,056	13,219
Other current assets	581	620
Total current assets	508,291	496,692

Property, plant and equipment, net	132,529	138,066
Sand reserves	61,830	61,830
Operating lease right-of-use assets	11,907	10,656
Intangible assets, net	1,587	1,782
Goodwill	11,717	11,717
Other non-current assets	3,635	3,935
Total assets	$731,496	$724,678
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$57,174	$47,391
Accrued expenses and other current liabilities	38,485	52,297
Current operating lease liability	5,858	5,447
Current portion of long-term debt	84,614	83,520
Income taxes payable	51,588	48,557
Total current liabilities	237,719	237,212

Deferred income tax liabilities	444	471
Long-term operating lease liability	5,772	4,913
Asset retirement obligations	4,017	3,981
Other long-term liabilities	12,846	15,485
Total liabilities	260,798	262,062

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,713,342 and 47,312,270 issued and outstanding at March 31, 2023 and December 31, 2022	477	473
Additional paid in capital	538,862	539,138
Accumulated deficit	(64,803)	(73,154)
Accumulated other comprehensive loss	(3,838)	(3,841)
Total equity	470,698	462,616
Total liabilities and equity	$731,496	$724,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE	(in thousands, except per share amounts)
Services revenue	$103,637	$53,667
Services revenue - related parties	220	274
Product revenue	12,463	8,357
Total revenue	116,320	62,298

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $11,762 and $15,355, respectively, for the three months ended March 31, 2023 and 2022)	80,977	46,567
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0 and $0 , respectively, for the three months ended March 31, 2023 and 2022)	31	135
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,186 and $1,792, respectively, for the three months ended March 31, 2023 and 2022)	7,985	7,778
Selling, general and administrative (Note 11)	8,383	8,668
Depreciation, depletion, amortization and accretion	12,956	17,167
Gains on disposal of assets, net	(361)	(196)
Total cost and expenses	109,971	80,119
Operating income (loss)	6,349	(17,821)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,289)	(2,349)
Other income, net	8,624	9,041
Total other income, net	5,335	6,692
Income (loss) before income taxes	11,684	(11,129)
Provision for income taxes	3,333	3,688
Net income (loss)	$8,351	$(14,817)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $0 and $0, respectively, for the three months ended March 31, 2023 and 2022)	3	198
Comprehensive income (loss)	$8,354	$(14,619)

Net income (loss) per share (basic) (Note 14)	$0.18	$(0.32)
Net income (loss) per share (diluted) (Note 14)	$0.17	$(0.32)
Weighted average number of shares outstanding (basic) (Note 14)	47,443	46,845
Weighted average number of shares outstanding (diluted) (Note 14)	48,002	46,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended March 31, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	462,616
Stock based compensation	567	6	—	641	—	647
Shares repurchased	(166)	(2)		(917)		(919)
Net income	—	—	8,351	—	—	8,351
Other comprehensive income	—	—	—	—	3	3
Balance at March 31, 2023	47,713	$477	$(64,803)	$538,862	$(3,838)	$470,698

	Three Months Ended March 31, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	500	5	—	236	—	241
Net loss	—	—	(14,817)	—	—	(14,817)
Other comprehensive income	—	—	—	—	198	198
Balance at March 31, 2022	47,184	$472	$(87,352)	$538,457	$(2,733)	$448,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$8,351	$(14,817)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock based compensation	647	241
Depreciation, depletion, accretion and amortization	12,956	17,167
Amortization of debt origination costs	188	186
Bad debt recoveries	(381)	(99)
Gains on disposal of assets	(361)	(196)
Gains from sales of equipment damaged or lost down-hole	—	(397)
Deferred income taxes	(27)	3,481
Other	174	535
Changes in assets and liabilities:
Accounts receivable, net	(18,643)	(3,898)
Receivables from related parties, net	109	(225)
Inventories	(1,347)	(1,992)
Prepaid expenses and other assets	3,203	3,404
Accounts payable	8,602	1,041
Accrued expenses and other liabilities	(13,262)	(7,013)
Income taxes payable	3,031	201
Net cash provided by (used in) operating activities	3,240	(2,381)

Cash flows from investing activities:
Purchases of property and equipment	(6,036)	(1,182)
Proceeds from disposal of property and equipment	330	1,038
Net cash used in investing activities	(5,706)	(144)

Cash flows from financing activities:
Borrowings on long-term debt	66,700	37,550
Repayments of long-term debt	(65,606)	(35,317)
Payments on sale leaseback transaction	(1,214)	(868)
Principal payments on financing leases and equipment financing notes	(2,044)	(629)
Other	(919)	—
Net cash (used in) provided by financing activities	(3,083)	736
Effect of foreign exchange rate on cash	(6)	8
Net change in cash and cash equivalents	(5,555)	(1,781)
Cash and cash equivalents at beginning of period	17,282	9,899
Cash and cash equivalents at end of period	$11,727	$8,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,108	$1,754
Cash paid for income taxes, net of refunds received	$(26)	$6
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,917	$1,707

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included gains and losses on disposal of assets within Other income (expense), net

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the unaudited condensed consolidated statements of comprehensive income (loss). The Company now presents gains and losses on disposal of assets as a separate line titled “Gains on disposal of assets, net”.

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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2023 and 2022, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $11.2 million and $9.9 million, respectively. These amounts are included in “other income, net” on the unaudited condensed consolidated statements of comprehensive income (loss). Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were interest charges of $163.2 million and $152.0 million, respectively.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2022 and the three months ended March 31, 2023 (in thousands):

Balance, January 1, 2022	$18,085
Additions charged to bad debt expense	3,550
Recoveries of receivables previously charged to bad debt expense	(161)
Deductions for uncollectible receivables written off	(17,887)
Balance, December 31, 2022	3,587
Additions charged to bad debt expense	33
Additions charged to revenue	39
Deductions for uncollectible receivables written off	(2)
Balance, March 31, 2023	$3,657

During the three months ended March 31, 2023 and 2022, the Company has made specific reserves consistent with Company policy which resulted in nominal additions to allowance for doubtful accounts. These additions were charged to bad debt expense based on the factors described above.

PREPA

As of March 31, 2023, PREPA owed Cobra approximately $227.0 million for services performed, excluding $163.2 million of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings, which

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023.

On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company believes these receivables are collectible and no allowance was deemed necessary at March 31, 2023 or December 31, 2022. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2023 and December 31, 2022 and percentages of total revenues derived for the three months ended March 31, 2023 and 2022:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2023	2022	2023	2022
Customer A(a)	—%	—%	82%	83%
Customer B(b)	16%	2%	3%	—%
Customer C(c)	9%	25%	2%	—%
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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables, amounts receivable or payable to related parties and debt. The carrying amount of cash and cash equivalents, trade receivables, receivables from related parties and trade payables approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

3.     Revenue
The Company’s primary revenue streams include infrastructure services, well completion services, natural sand proppant services, drilling services and other services, which includes aviation, equipment rentals, remote accommodations and equipment manufacturing. See Note 19 for the Company’s revenue disaggregated by type.

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three months ended March 31, 2023 or 2022 and did not have any deferred revenue related to shortfall payments.

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

Other Services
The Company also provided aviation, equipment rentals, remote accommodations and equipment manufacturing, which are reported under other services. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2021	$3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	—
Increase for deferral of customer prepayments	740
Balance, March 31, 2023	$1,248

The Company did not have any contract assets as of March 31, 2023 or December 31, 2022.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had unsatisfied performance obligations totaling $19.3 million, which will be recognized over the next 22 months.

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

	March 31,	December 31,
	2023	2022
Supplies	$6,648	$5,167
Raw materials	1,816	974
Work in process	1,016	2,221
Finished goods	750	521
Total inventories	$10,230	$8,883

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2023	2022
Pressure pumping equipment	3-5 years	$244,680	$230,760
Drilling rigs and related equipment	3-15 years	110,752	110,724
Machinery and equipment	7-20 years	162,456	162,634
Buildings(a)	15-39 years	40,338	40,316
Vehicles, trucks and trailers	5-10 years	101,191	101,580
Coil tubing equipment	4-10 years	6,908	6,908
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,053	10,053
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,310	18,296
		720,874	707,457
Deposits on equipment and equipment in process of assembly(c)		7,126	13,885
		728,000	721,342
Less: accumulated depreciation(d)		595,471	583,276
Total property, plant and equipment, net		$132,529	$138,066
a.    Included in Buildings at each of March 31, 2023 and December 31, 2022 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of March 31, 2023 and December 31, 2022 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $8.4 million and $8.0 million at March 31, 2023 and December 31, 2022, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three months ended March 31, 2023. For the three months ended March 31, 2022, proceeds and gains from the sale of equipment damaged or lost down-hole were a $0.4 million and $0.4 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2023 and 2022, proceeds from the sale of equipment were $0.4 million and $0.6 million, respectively, and gains from the sale or disposal of equipment were $0.4 million and $0.2 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$12,726	$16,925
Amortization expense	195	195
Accretion and depletion expense	35	47
Depreciation, depletion, amortization and accretion	$12,956	$17,167

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the three months ended March 31, 2023 and year ended December 31, 2022 are presented below (in thousands):

	Well Completions	Other	Total
Balance as of January 1, 2022
Goodwill	$86,043	$14,830	$100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2022
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of March 31, 2023
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	$9,214	$2,503	$11,717

Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	March 31,	December 31,
	2023	2022
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(6,263)	(6,068)
Intangible assets, net	$1,587	$1,782

Amortization expense for intangible assets was $0.2 million for each of the three months ended March 31, 2023 and 2022, respectively. The original life of trade names ranges from 10 to 20 years as of March 31, 2023 with a remaining average useful life of 3.1 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2023	$584
2024	710
2025	91
2026	91
2027	45
Thereafter	66
$1,587

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.3 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.2 million and ($0.5) million for the three months ended March 31, 2023 and 2022, respectively, which is included in “other income (expense), net” on the unaudited condensed consolidated statements of comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	March 31,	December 31,
	2023	2022
State and local taxes payable	$13,029	$13,336
Financed insurance premiums(a)	6,522	10,136
Deferred revenue	1,248	7,550
Accrued compensation and benefits	4,087	6,743
Sale-leaseback liability(b)	4,971	4,501
Financing leases	2,921	4,003
Equipment financing note	2,284	2,329
Insurance reserves	1,589	1,509
Other	1,834	2,190
Total accrued expenses and other current liabilities	$38,485	$52,297

Other Long-Term Liabilities
Equipment financing note(c)	$5,489	$6,047
Sale-leaseback liability(b)	5,166	6,836
Financing leases	2,191	$2,602
Total other long-term liabilities	$12,846	$15,485
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of March 31, 2023 and December 31, 2022, the applicable interest rate associated with financed insurance premiums ranged from 1.95% to 5.13%.
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
c.In December 2022, the Company entered into a 42 month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, the Company has agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note is secured by the seven pressure pumping units and bears interest at an imputed rate of approximately 15.0%.

9.    Debt
On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, as subsequently further amended (the “revolving credit facility”). The revolving credit facility matures on October 19, 2023 and currently provides for the maximum revolving advance amount of $120.0 million. Borrowings under the revolving credit facility are secured by the assets of Mammoth Inc., inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly. The revolving credit facility also contains various customary affirmative and restrictive covenants. Among the covenants is a financial covenant, including a minimum fixed charges coverage ratio of at least 1.1 to 1.0.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2022, the Company entered into a fourth amendment to the revolving credit facility (the “Fourth Amendment”) to, in relevant part, (i) amend the financial covenants as outlined below, (ii) provide for a conditional increase of the applicable interest margin, (iii) permit certain sale-leaseback transactions, and (iv) provide for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables.

The financial covenants under our revolving credit facility were amended as follows:

•the leverage ratio was eliminated;
•the fixed charge coverage ratio was reduced to .85 to 1.0 for the six months ended June 30, 2022 and increased to 1.1 to 1.0 for the periods thereafter;
•a minimum adjusted EBITDA covenant of $4.7 million, excluding interest on accounts receivable from PREPA, for the five months ending May 31, 2022 was added; and
•the minimum excess availability covenant was reduced to $7.5 million through March 31, 2022, after which the minimum excess availability covenant increased to $10.0 million.

The Company was in compliance with the applicable financial covenants under its revolving credit facility in effect as of March 31, 2023 and December 31, 2022.

At March 31, 2023, there were outstanding borrowings under the revolving credit facility of $84.6 million and $17.4 million of available borrowing capacity under the facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. At December 31, 2022, there were outstanding borrowings under the revolving credit facility of $83.5 million and $19.7 million of borrowing capacity under the facility, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The Company’s revolving credit facility is currently scheduled to mature on October 19, 2023. The Company continues to explore various strategic alternatives to extend, refinance or repay its revolving credit facility at or before the scheduled maturity date, which may include proceeds from any equity or debt transactions. There is no guarantee that such extension, refinancing or repayment will be secured. Additionally, any such extended or new credit facility could have terms that are less favorable to the Company than the terms of its existing revolving credit facility, which may significantly increase the Company’s cost of capital and may have a material adverse effect on the Company’s liquidity and financial condition.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2023.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash expenses:
Compensation and benefits	$4,277	$2,983
Professional services	1,929	3,637
Other(a)	1,911	1,906
Total cash SG&A expense	8,117	8,526
Non-cash expenses:
Bad debt recoveries	(381)	(99)
Stock based compensation	647	241
Total non-cash SG&A expense	266	142
Total SG&A expense	$8,383	$8,668
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

12.    Income Taxes
The Company recorded income tax expense of $3.3 million for the three months ended March 31, 2023 compared to income tax expense of $3.7 million for the three months ended March 31, 2022. The Company’s effective tax rates were 29% and 33% for the three months ended March 31, 2023 and 2022, respectively.

The effective tax rates for the three months ended March 31, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

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

Lease expense consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,768	$1,747
Short-term lease expense	420	36
Finance lease expense:
Amortization of right-of-use assets	565	403
Interest on lease liabilities	57	49
Total lease expense	$2,810	$2,235

Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$11,907	$10,656
Current operating lease liability	5,858	5,447
Long-term operating lease liability	5,772	4,913
Finance leases:
Property, plant and equipment, net	$6,703	$7,267
Accrued expenses and other current liabilities	2,921	4,003
Other liabilities	2,191	2,602

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,749	$1,672
Operating cash flows from finance leases	57	49
Financing cash flows from finance leases	1,493	452
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,917	$1,383

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.7 years	2.9 years
Finance leases	2.1 years	2.0 years
Weighted-average discount rate:
Operating leases	6.3%	4.1%
Finance leases	3.9%	4.3%

Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$4,974	$2,598
2024	4,976	1,203
2025	1,993	696
2026	374	795
2027	14	—
Thereafter	449	—
Total lease payments	12,780	5,292
Less: Present value discount	1,150	180
Present value of lease payments	$11,630	$5,112

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.7 million during each of the three months ended March 31, 2023 and 2022, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive income (loss).

14.    Earnings (Loss) Per Share

    Reconciliations of the components of basic and diluted net earnings (loss) per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$8,351	$(14,817)
Weighted average common shares outstanding	47,443	46,845
Basic earnings (loss) per share	$0.18	$(0.32)

Diluted earnings (loss) per share:
Allocation of earnings (loss):
Net income (loss)	$8,351	$(14,817)
Weighted average common shares, including dilutive effect(a)	48,002	46,845
Diluted earnings (loss) per share	$0.17	$(0.32)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2022 as their effect was antidilutive under the treasury stock method.

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

Payout for the remaining awards is expected to occur as the contributing member’s unreturned capital balance is recovered from additional sales by MEH Sub of its shares of the Company’s common stock or from dividend distributions, which is not considered probable until the event occurs. For the Specified Member awards, the unrecognized amount, which represents the fair value of the award as of the modification dates or grant date, was $5.6 million.

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

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2022	1,128,205	$1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested shares as of December 31, 2022	728,310	1.32
Granted	250,000	5.63
Vested	(566,667)	1.48
Forfeited	—	—
Unvested shares as of March 31, 2023	411,643	$3.72

As of March 31, 2023, there was $1.1 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, Grizzly Oil Sands ULC (“Grizzly”), El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		Three Months Ended March 31,		At March 31,	At December 31,
		2023	2022	2023	2022
		REVENUES		ACCOUNTS RECEIVABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$220	$60	$107	$217
Panther and El Toro	(b)	—	214	—	—
Other Relationships		—	—	8	6
		$220	$274	$115	$223
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

		Three Months Ended March 31,		At March 31,	At December 31,
		2023	2022	2023	2022
		COST OF REVENUE		ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$7	$19	$25	$3
The Company and Caliber	(b)	24	89	—	—
Other Relationships		—	27	—	—
		$31	$135	$25	$3

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

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of March 31, 2023.

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2023	2022
Environmental remediation	$3,569	$3,694
Insurance programs	2,800	2,800
Total letters of credit	$6,369	$6,494

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of March 31, 2023 and December 31, 2022, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of March 31, 2023 and December 31, 2022, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of March 31, 2023 and December 31, 2022, accrued claims were $1.6 million and $1.5 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of March 31, 2023 and December 31, 2022, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of March 31, 2023 and December 31, 2022, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. As of March 31, 2023 and December 31, 2022, accrued claims were $1.7 million and $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2023 and December 31, 2022 and no expense was recognized during the three months ended March 31, 2023 or 2022 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As each of March 31, 2023 and December 31, 2022, outstanding performance and payment bonds totaled $8.6 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.2 million as of March 31, 2023. There were no outstanding bid bonds as of March 31, 2023 and December 31, 2022.

Litigation

As of March 31, 2023, PREPA owed the Company approximately $227.0 million for services performed, excluding $163.2 million of interest charged on these delinquent balances as of March 31, 2023. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023.

On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company for services performed, the receivable may not be collectible.

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

Cobra has been served with ten lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, and is currently awaiting a decision. To the extent Cobra receives an unfavorable judgment, the Company believes that any such taxes in the judgement that relate to the Emergency Master Service Agreement with PREPA executed on October 19, 2017, would be reimbursable to Cobra. At this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During and subsequent to the three months ended March 31, 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During the three months ended March 31, 2023, the Company recognized an estimated liability related to these complaints, which is included in “Accounts payable” in the unaudited condensed consolidated balance sheet at March 31, 2023. The amount to settle these matters may ultimately increase or decrease from our estimated amount as the matters progress.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2023 and 2022, the Company paid $0.6 million and $0.4 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of March 31, 2023, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of March 31, 2023, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$67,179	$28,280	$12,442	$1,824	$6,595	$—	$116,320
Intersegment revenues	121	—	25	1	437	(584)	—
Total revenue	67,300	28,280	12,467	1,825	7,032	(584)	116,320
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	52,037	22,476	7,860	1,922	4,698	—	88,993
Intersegment cost of revenues	478	11	—	109	(14)	(584)	—
Total cost of revenue	52,515	22,487	7,860	2,031	4,684	(584)	88,993
Selling, general and administrative	2,492	4,211	503	313	864	—	8,383
Depreciation, depletion, amortization and accretion	4,817	3,374	1,187	1,367	2,211	—	12,956
Gains on disposal of assets, net	—	(127)	(16)	—	(218)	—	(361)
Operating income (loss)	7,476	(1,665)	2,933	(1,886)	(509)	—	6,349
Interest expense, net	929	1,845	156	160	199	—	3,289
Other (income) expense, net	—	(8,808)	(2)	—	186	—	(8,624)
Income (loss) before income taxes	$6,547	$5,298	$2,779	$(2,046)	$(894)	$—	$11,684

Three months ended March 31, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$23,630	$23,009	$8,347	$2,852	$4,460	$—	$62,298
Intersegment revenues	244	—	832	3	272	(1,351)	—
Total revenue	23,874	23,009	9,179	2,855	4,732	(1,351)	62,298
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	21,839	18,887	7,788	2,372	3,594	—	54,480
Intersegment cost of revenues	1,031	16	—	160	70	(1,277)	—
Total cost of revenue	22,870	18,903	7,788	2,532	3,664	(1,277)	54,480
Selling, general and administrative	2,039	4,645	828	292	864	—	8,668
Depreciation, depletion, amortization and accretion	6,444	4,314	1,795	1,680	2,934	—	17,167
Gains on disposal of assets, net	(49)	(5)	(75)	—	(67)	—	(196)
Operating loss	(7,430)	(4,848)	(1,157)	(1,649)	(2,663)	(74)	(17,821)
Interest expense, net	371	1,542	162	104	170	—	2,349
Other (income) expense , net	—	(9,582)	(4)	—	545	—	(9,041)
(Loss) income before income taxes	$(7,801)	$3,192	$(1,315)	$(1,753)	$(3,378)	$(74)	$(11,129)

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of March 31, 2023:
Total assets	$89,795	$455,956	$131,790	$19,534	$114,942	$(80,521)	$731,496
As of December 31, 2022:
Total assets	$82,897	$450,841	$129,467	$21,755	$120,164	$(80,446)	$724,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 24, 2023 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Although demand across our three largest segments improved during 2022 and remained strong during the three months ended March 31, 2023, we continue to address the external challenges in today’s economic environment as we remain disciplined with our spending and are focused on continuing to improve our operational efficiencies and cost structure and on enhancing value for our stockholders.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. During the first quarter of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which may slow down completion activities for our customers and, as a result, reduce demand for our well completion services. Further, the ongoing war and related humanitarian crisis in Ukraine could continue to have an adverse impact on the global energy markets and volatility of commodity prices.

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

We are currently operating three of our six pressure pumping fleets. Subject to market conditions, supply chain constraints and liquidity requirements, we have plans to upgrade one spread to Tier 4 dual fuel as well as upgrade two fleets to Tier 2 dual fuel, giving us a total of four dual fuel fleets by year-end 2023. Continuing supply chain disruptions have resulted in backlogs of equipment and replacement parts for our and our competitors’ pressure pumping fleets, which we expect to persist through at least the first half of 2023. Any of these factors may result in the delay of our plans to activate, convert or upgrade our existing pressure pumping fleets in the second half of 2023, which may adversely impact our business, financial condition and cash flow.

Natural Sand Proppant Industry
    In our natural sand proppant services business, we experienced a significant decline in demand for our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages have negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale was also strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand, which continued throughout the first quarter of 2023. However, as discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which may impact completion activities for our customers and demand for our sand proppant services.

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

During 2022, operational improvements combined with increased crew count drove enhanced results in our infrastructure services division. Although our average crew count declined slightly from approximately 93 crews throughout the fourth quarter of 2022 to approximately 88 crews throughout the first quarter of 2023, operational efficiencies drove improved results. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector beginning in late 2023. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Our infrastructure services business has been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of March 31, 2023, PREPA owed us approximately $227.0 million for services performed excluding approximately $163.2 million of interest charged on these delinquent balances. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the Court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed a first-level administrative appeal of the November 21, 2022 Determination Memorandum and has indicated that they will review the December 21, 2022 Determination Memorandums and, to the extent they feel plausible, file a first-level administrative appeal of the unauthorized amounts. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal proceedings against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023.

On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction.

We believe all amounts charged to PREPA were in accordance with the terms of the contracts. Further, we believe these receivables are collectible. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. We do not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in the criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencings could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA's position will be going forward. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

First Quarter 2023 Financial Overview

•Total revenue for the first quarter of 2023 increased by $54.0 million, or 87%, to $116.3 million from $62.3 million for the first quarter of 2022. The increase in total revenue is primarily due to an increase in well completions, driven primarily by increased utilization and pricing for our services.

•Net income for the first quarter of 2023 was $8.4 million, or $0.17 per diluted share, as compared to net loss of $14.8 million, or $0.32 loss per diluted share, for the first quarter of 2022.

•Net cash flow provided by operating activities for the first quarter of 2023 was $3.2 million, as compared to net cash flow used in operating activities of $2.4 million for the first quarter of 2022.

•Adjusted EBITDA (as defined and reconciled below) for the first quarter of 2023 increased by $21.4 million, or 230%, to $30.7 million from $9.3 million for the first quarter of 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenue:
Well completion services	$67,300	$23,874
Infrastructure services	28,280	23,009
Natural sand proppant services	12,467	9,179
Drilling services	1,825	2,855
Other services	7,032	4,732
Eliminations	(584)	(1,351)
Total revenue	116,320	62,298

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $4,813 and $6,437, respectively, for the three months ended March 31, 2023 and 2022)	52,515	22,870
Infrastructure services (exclusive of depreciation and amortization of $3,372 and $4,306, respectively, for the three months ended March 31, 2023 and 2022)	22,487	18,903
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,186 and $1,792, respectively, for the three months ended March 31, 2023 and 2022)	7,860	7,788
Drilling services (exclusive of depreciation and amortization of $1,367 and $1,680, respectively, for the three months ended March 31, 2023 and 2022)	2,031	2,532
Other services (exclusive of depreciation and amortization of $2,210 and $2,933, respectively, for the three months ended March 31, 2023 and 2022)	4,684	3,664
Eliminations	(584)	(1,277)
Total cost of revenue	88,993	54,480
Selling, general and administrative expenses	8,383	8,668
Depreciation, depletion, amortization and accretion	12,956	17,167
Gains on disposal of assets, net	(361)	(196)
Operating income (loss)	6,349	(17,821)
Interest expense, net	(3,289)	(2,349)
Other income, net	8,624	9,041
Income (loss) before income taxes	11,684	(11,129)
Provision for income taxes	3,333	3,688
Net income (loss)	$8,351	$(14,817)

    Revenue. Revenue for the three months ended March 31, 2023 increased $54.0 million, or 87%, to $116.3 million from $62.3 million for the three months ended March 31, 2022. The increase in total revenue is primarily attributable to an increase in well completions revenue during the three months ended March 31, 2023 primarily due to increased utilization and pricing. Revenue derived from related parties was $0.2 million for the three months ended March 31, 2023 and $0.3 million for the three months ended March 31, 2022. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue increased $43.4 million, or 182%, to $67.3 million for the three months ended March 31, 2023 from $23.9 million for the three months ended March 31, 2022. The increase in our well completion services revenue was primarily driven by a 189% increase in the number of stages completed from 699 for the three months ended March 31, 2022 to 2,018 for the three months ended March 31,

2023 as well as an increase in both pricing for our services and sand and chemical materials revenue. An average of 3.6 of our fleets were active for the three months ended March 31, 2023 as compared to an average of 1.6 fleets for the three months ended March 31, 2022.

    Infrastructure Services. Infrastructure services division revenue increased $5.3 million, or 23%, to $28.3 million for the three months ended March 31, 2023 from $23.0 million for the three months ended March 31, 2022 primarily due to operational execution, an increase in crew count, improved pricing for our services and an increase in storm restoration activity. Average crew count was 88 crews for the three months ended March 31, 2023, as compared to 85 crews for the three months ended March 31, 2022.

    Natural Sand Proppant Services. Natural sand proppant services division revenue increased $3.3 million, or 36%, to $12.5 million for the three months ended March 31, 2023, from $9.2 million for the three months ended March 31, 2022 primarily due to an 45% increase in the average price per ton of sand sold from $21.44 per ton during the three months ended March 31, 2022 to $31.02 per ton during the three months ended March 31, 2023, and a 19% increase in tons of sand sold from 328,591 tons for the three months ended March 31, 2022 to 391,439 tons for the three months ended March 31, 2023.

Drilling Services. Drilling services division revenue decreased $1.1 million, or 38%, to $1.8 million for the three months ended March 31, 2023 as compared to $2.9 million for the three months ended March 31, 2022. The decrease is primarily due to a decline utilization for our directional drilling business from 48% for the three months ended March 31, 2022 to 30% for the three months ended March 31, 2023.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased approximately $2.3 million, or 49%, to $7.0 million for the three months ended March 31, 2023, from $4.7 million for the three months ended March 31, 2022. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Revenue from our accommodations business increased $1.9 million primarily due to an increase in rooms rented during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Additionally, an average of 287 pieces of equipment were rented to customers during the three months ended March 31, 2023, an increase of 29% from an average of 222 pieces of equipment rented to customers during the three months ended March 31, 2022, resulting in an increase to revenue of $0.3 million.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $34.5 million from $54.5 million, or 87% of total revenue, for the three months ended March 31, 2022 to $89.0 million, or 77% of total revenue, for the three months ended March 31, 2023. The increase is primarily due to an increase in activity in our well completions divisions. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $29.6 million, or 130%, to $52.5 million for the three months ended March 31, 2023 from $22.9 million for the three months ended March 31, 2022, primarily due to an increase in utilization and the cost of consumables. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $4.8 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively, was 78% and 96% for the three months ended March 31, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization as well as improved pricing.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $3.6 million, or 19%, to $22.5 million for the three months ended March 31, 2023 from $18.9 million for the three months ended March 31, 2022, primarily due to an increase in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $3.4 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively, was 80% and 82% for the three months ended March 31, 2023 and 2022, respectively. The decline as a percentage of revenue is primarily due to improved pricing, an increase in storm restoration activity as well as a decline in labor related costs as a result of improved efficiency of our crews.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $0.1 million, to $7.9 million for the three months ended

March 31, 2023 from $7.8 million for the three months ended March 31, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $1.2 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, was 63% and 85% for the three months ended March 31, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an 45% increase in price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.5 million, or 20%, to $2.0 million for the three months ended March 31, 2023 from $2.5 million for the three months ended March 31, 2022. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.4 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, was 111% and 86% for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to a decline in utilization.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.0 million, or 27%, to $4.7 million for the three months ended March 31, 2023 from $3.7 million for the three months ended March 31, 2022 primarily due to increased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.2 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively, was 67% and 77% for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash expenses:
Compensation and benefits	$4,277	$2,983
Professional services	1,929	3,637
Other(a)	1,911	1,906
Total cash SG&A expense	8,117	8,526
Non-cash expenses:
Bad debt provision	(381)	(99)
Stock based compensation	647	241
Total non-cash SG&A expense	266	142
Total SG&A expense	$8,383	$8,668
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $4.2 million, or 24%, to $13.0 million for the three months ended March 31, 2023 from $17.2 million for the three months ended March 31, 2022. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $0.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

    Operating Income (Loss). We reported operating income of $6.3 million for the three months ended March 31, 2023 compared to an operating loss of $17.8 million for the three months ended March 31, 2022. The increase in operating income is primarily due to an increase in activity and pricing for our well completions division.

    Interest Expense, Net. Interest expense, net increased $1.0 million, or 43%, to $3.3 million for the three months ended March 31, 2023 from $2.3 million for the three months ended March 31, 2022. The increase is primarily due to an increase in the interest rate under our revolving credit facility.

    Other Income, Net. Other income decreased $0.4 million to $8.6 million for the three months ended March 31, 2023 compared to $9.0 million for the three months ended March 31, 2022.

    Income Taxes. We recorded income tax expense of $3.3 million on pre-tax income of $11.7 million for the three months ended March 31, 2023 compared to $3.7 million on pre-tax losses of $11.1 million for the three months ended March 31, 2022. Our effective tax rates were 29% and 33% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, gains on disposal of assets, stock based compensation, interest expense, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2023	2022
Net income (loss)	$8,351	$(14,817)
Depreciation, depletion, amortization and accretion expense	12,956	17,167
Gains on disposal of assets, net	(361)	(196)
Stock based compensation	647	241
Interest expense, net	3,289	2,349
Other income, net	(8,624)	(9,041)
Provision for income taxes	3,333	3,688
Interest on trade accounts receivable	11,112	9,862
Adjusted EBITDA	$30,703	$9,253

Well Completion Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2023	2022
Net income (loss)	$6,547	$(7,801)
Depreciation and amortization expense	4,817	6,444
Gains on disposal of assets, net	—	(49)
Stock based compensation	291	87
Interest expense	929	371
Adjusted EBITDA	$12,584	$(948)

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income:	2023	2022
Net income	$2,452	$125
Depreciation and amortization expense	3,374	4,314
Gains on disposal of assets	(127)	(5)
Stock based compensation	230	98
Interest expense	1,845	1,542
Other income, net	(8,808)	(9,582)
Provision for income taxes	2,847	3,067
Interest on trade accounts receivable	11,112	9,862
Adjusted EBITDA	$12,925	$9,421

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net income (loss):	2023	2022
Net income (loss)	$2,779	$(1,315)
Depreciation, depletion, amortization and accretion expense	1,187	1,795
Gains on disposal of assets	(16)	(75)
Stock based compensation	77	34
Interest expense	156	162
Other income, net	(2)	(4)
Adjusted EBITDA	$4,181	$597

Drilling Services

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2023	2022
Net loss	$(2,046)	$(1,753)
Depreciation expense	1,367	1,680
Stock based compensation	11	5
Interest expense	160	104
Adjusted EBITDA	$(508)	$36

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of Adjusted EBITDA to net loss:	2023	2022
Net loss	$(1,381)	$(3,999)
Depreciation, amortization and accretion expense	2,211	2,934
Gains on disposal of assets, net	(218)	(67)
Stock based compensation	38	17
Interest expense, net	199	170
Other expense, net	186	545
Provision for income taxes	486	621
Adjusted EBITDA	$1,521	$221
a.    Includes results for our aviation, equipment rentals, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$11,727	$17,282
Revolving credit facility availability	118,399	119,756
Less current and long-term debt	(84,614)	(83,520)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (insurance programs)	(2,800)	(2,800)
Less letter of credit facilities (environmental remediation)	(3,569)	(3,694)
Net working capital (less cash and current portion of long-term debt)(a)	343,459	325,719
Total	$372,602	$362,743
a.Net working capital (less cash and current portion of long-term debt) is a non-GAAP measure and, as of March 31, 2023, is calculated by subtracting total current liabilities of $237.7 million and cash and cash equivalents of $11.7 million from total current assets of $508.3 million, further adjusted to add current portion of long-term debt of $84.6 million. As of December 31, 2022, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $237.2 million and cash and cash equivalents of $17.3 million from total current assets of $496.7 million, further adjusted to add current portion of long-term debt of $83.5 million. Amounts include receivables due from PREPA of $390.2 million at March 31, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $50.5 million at March 31, 2023 and $47.6 million at December 31, 2022.

    As of April 26, 2023, we had cash on hand of $9.5 million and outstanding borrowings under our revolving credit facility of $76.0 million, leaving an aggregate of $26.0 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, inflationary pressures or otherwise and volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the financial covenants under our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets. Further, we may not be able to extend, repay or refinance our existing revolving credit facility, which is currently scheduled to mature on October 19, 2023, at or prior to maturity on the terms acceptable to us or at all.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$3,240	$(2,381)
Net cash used in investing activities	(5,706)	(144)
Net cash (used in) provided by financing activities	(3,083)	736
Effect of foreign exchange rate on cash	(6)	8
Net change in cash	$(5,555)	$(1,781)

Operating Activities

    Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2023, compared to cash used in operating activities of $2.4 million for the three months ended March 31, 2022. The increase in operating cash flows was primarily attributable to an increase in utilization and pricing for our well completions division.

Investing Activities

    Net cash used in investing activities was $5.7 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Well completion services(a)	$5,772	$801
Infrastructure services(b)	203	398
Drilling services(c)	—	2
Other(d)	—	60
Eliminations	61	(79)
Total capital expenditures	$6,036	$1,182
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three months ended March 31, 2023 and 2022.
b.     Capital expenditures primarily for tooling and other equipment for the three months ended March 31, 2023 and 2022.
c.    Capital expenditures primarily for maintenance for the three months ended March 31, 2022.
d.    Capital expenditures primarily for equipment for our rental business for the three months ended March 31, 2022.

Financing Activities

    Net cash used in financing activities was $3.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to principal payment on financing leases and equipment financing notes of $2.0 million, principal payments on sale leaseback arrangements of $1.2 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards. These were partially offset by net borrowings under our revolving credit facility of $1.1 million during the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to net borrowings under our revolving credit facility of $2.2 million, partially offset by principal payments on financing leases and equipment financing notes totaling $1.5 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for each of the three months ended March 31, 2023 and 2022. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $270.6 million and $259.5 million at March 31, 2023 and December 31, 2022, respectively, including receivables due from PREPA of $390.2 million at March 31, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $50.5 million at March 31, 2023 and $47.6 million at December 31, 2022. Our cash balances were $11.7 million and $17.3 million at March 31, 2023 and December 31, 2022, respectively.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders. At March 31, 2023, we had outstanding borrowings under our revolving credit facility of $84.6 million and $17.4 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

On February 28, 2022, we entered into a fourth amendment to the revolving credit facility (the “Fourth Amendment”) to, in relevant part, (i) amend our financial covenants as outlined below, (ii) provide for a conditional increase of the applicable interest margin, (iii) permit certain sale-leaseback transactions, and (iv) provide for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA claims proceeds, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables.

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

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of March 31, 2023. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of April 26, 2023, our outstanding borrowings under our amended revolving credit facility were $76.0 million, leaving an aggregate of $26.0 million of available borrowing capacity, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our amended revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, our revolving credit facility is currently scheduled to mature on October 19, 2023. Although we continue to explore various strategic alternatives to extend, refinance, or repay our revolving credit facility on or before the scheduled maturity date, which may include proceeds from any equity or debt transactions, there is no guarantee that such extension, refinancing or repayment will be secured. Additionally, any such extended or new credit facility could have terms that are less favorable to us than the terms of our existing revolving credit facility, which may significantly increase our cost of capital and may have a material adverse effect on our liquidity and financial condition. For additional information regarding our amended revolving credit facility and financial covenants thereunder, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Equipment Financing Note

In December 2022, we entered into a 42 month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, we have agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note is secured by the seven pressure pumping units and bears interest at an imputed rate of approximately 15.0%.

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

Our liquidity and future cash flows, however, are subject to a number of variables, including receipt of payments from our customers, including PREPA, and our ability to extend, refinance or repay our revolving credit facility at or prior to its scheduled maturity date of October 19, 2023. As of March 31, 2023, PREPA owed Cobra approximately $390.2 million for services performed, including $163.2 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra for services performed, the receivable may not be collectible, which may adversely impact our liquidity.

We have revised our 2023 capital expenditure estimate down to approximately $24.0 million from the previously planned 2023 capital budget of $64 million primarily due to lower commodity prices, softer demand for oilfield services and volatility in market conditions. During the first quarter of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which may slow down completion activities for our customers and, as a result, reduce demand for our oilfield services. Capital expenditures will ultimately be dependent upon industry conditions and our financial results. These capital expenditures include $21 million for our well completions segment, $1 million for our infrastructure segment, $1 million for our natural sand proppant segment, and $1 million for our other businesses. During the three months ended March 31, 2023, our capital expenditures totaled $6.0 million.

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

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2023. We intend to continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services throughout 2022. During the first quarter of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which may slow down completion activities for our customers and, as a result, reduce demand for our well completion services. Further, the ongoing war and related humanitarian crisis in Ukraine could continue to have an adverse effect on the global supply chain and volatility of commodity prices.

Although the levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries improved throughout 2022, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $11.7 million at March 31, 2023. We do not enter into investments for trading or speculative purposes.

    Interest under our credit facility is payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin is currently set at 4.0%, which can be reduced to 3.5% under certain circumstances specified in our credit facility. At March 31, 2023, we had outstanding borrowings under our revolving credit facility of $84.6 million with a weighted average interest rate of 11.5%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.8 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2023, we had $2.4 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of March 31, 2023. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $390.2 million, including $163.2 million of interest charges, as of March 31, 2023. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

Inflation

    Although the impact of inflation has been insignificant on our operations in prior years, inflation in the U.S. has been at some of the highest levels in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Throughout 2022 and early 2023, the Federal Reserve increased its benchmark interest rates by an aggregate of 4.75 percentage points, and may continue increasing benchmark interest rates in the future. If the efforts to control inflation are not successful and inflationary pressures persist, our business, results of operations and financial condition may be adversely affected.

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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2023 was as follows:

Period	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs
January	—	$—	—
February	—	$—	—
March	165,595	$5.55	—
Total	165,595	$5.55	—

a.Represents 165,595 shares of common stock repurchased from the Company’s executive officers in order to satisfy tax withholding requirements upon the vesting and settlement of certain of their restricted stock unit awards. Such shares are cancelled and retired immediately upon repurchase.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	April 28, 2023	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	April 28, 2023	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer