Form 10-Q
period 2023-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2023-08-11
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 47,941,652 shares of common stock, $0.01 par value, outstanding.

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
•our ability to (i) continue to comply with or, if applicable, obtain a waiver of forecasted or actual non-compliance with certain financial covenants and other terms and conditions under our existing revolving credit facility or any replacement credit facilities, (ii) extend, repay or refinance our existing revolving credit facility at or prior to the October 19, 2023 maturity on terms acceptable to us or at all and (iii) meet our financial projections associated with refinancing and/or reducing our debt;
•our ability to execute our business and financial strategies;
•our plans with respect to any stock repurchases under the board of directors' authorized stock repurchase program following the expected repayment and refinancing of our existing revolving credit facility;
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
•the outcome of our ongoing efforts to collect the amounts that remain unpaid to us by PREPA for electric grid restoration services performed by Cobra in Puerto Rico;
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
•extreme weather conditions, wild fires and other natural disasters in areas where we provide well completion, sand proppant, drilling and infrastructure services;
•access to and restrictions on use of sourced or produced water;
•technology;
•civil unrest, war, military conflicts or terrorist attacks;
•cyberattacks and any resulting loss of information;

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

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2023	2022
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$8,850	$17,282
Accounts receivable, net	449,189	456,465
Receivables from related parties, net	205	223
Inventories	10,189	8,883
Prepaid expenses	7,993	13,219
Other current assets	613	620
Total current assets	477,039	496,692

Property, plant and equipment, net	127,190	138,066
Sand reserves	60,539	61,830
Operating lease right-of-use assets	11,513	10,656
Intangible assets, net	1,393	1,782
Goodwill	11,717	11,717
Other non-current assets	3,372	3,935
Total assets	$692,763	$724,678
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$49,863	$47,391
Accrued expenses and other current liabilities	36,788	52,297
Current operating lease liability	6,051	5,447
Current portion of long-term debt	59,356	83,520
Income taxes payable	53,089	48,557
Total current liabilities	205,147	237,212

Deferred income tax liabilities	425	471
Long-term operating lease liability	5,213	4,913
Asset retirement obligations	4,068	3,981
Other long-term liabilities	11,194	15,485
Total liabilities	226,047	262,062

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,941,652 and 47,312,270 issued and outstanding at June 30, 2023 and December 31, 2022	479	473
Additional paid in capital	539,121	539,138
Accumulated deficit	(69,273)	(73,154)
Accumulated other comprehensive loss	(3,611)	(3,841)
Total equity	466,716	462,616
Total liabilities and equity	$692,763	$724,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	(in thousands, except per share amounts)
Services revenue	$63,478	$75,459	$167,115	$129,126
Services revenue - related parties	369	395	589	669
Product revenue	11,584	13,824	24,047	22,181
Total revenue	75,431	89,678	191,751	151,976

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $10,270, $22,032, $15,404, and $30,759, respectively, for the three and six months ended June 30, 2023 and three and six months ended June 30, 2022)	52,846	58,433	133,823	105,000
Services cost of revenue - related parties	210	128	240	263
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,373, $3,559, $2,055, and $3,847, respectively, for the three and six months ended June 30, 2023 and three and six months ended June 30, 2022)	7,196	10,225	15,181	18,003
Selling, general and administrative (Note 11)	10,357	8,206	18,740	16,874
Depreciation, depletion, amortization and accretion	12,650	17,476	25,606	34,643
Gains on disposal of assets, net	(473)	(2,943)	(834)	(3,139)
Total cost and expenses	82,786	91,525	192,756	171,644
Operating loss	(7,355)	(1,847)	(1,005)	(19,668)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,220)	(2,659)	(6,509)	(5,008)
Other income, net	8,339	10,144	16,963	19,185
Total other income, net	5,119	7,485	10,454	14,177
(Loss) income before income taxes	(2,236)	5,638	9,449	(5,491)
Provision for income taxes	2,234	3,935	5,568	7,623
Net (loss) income	$(4,470)	$1,703	$3,881	$(13,114)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively, for the three and six months ended June 30, 2023 and three and six months ended June 30, 2022	227	(448)	230	(250)
Comprehensive (loss) income	$(4,243)	$1,255	$4,111	$(13,364)

Net (loss) income per share (basic) (Note 14)	$(0.09)	$0.04	$0.08	$(0.28)
Net (loss) income per share (diluted) (Note 14)	$(0.09)	$0.04	$0.08	$(0.28)
Weighted average number of shares outstanding (basic) (Note 14)	47,718	47,225	47,581	47,036
Weighted average number of shares outstanding (diluted) (Note 14)	47,718	47,634	47,966	47,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2023	47,713	$477	$(64,803)	$538,862	$(3,838)	470,698
Stock based compensation	228	2	—	259	—	261
Net loss	—	—	(4,470)	—	—	(4,470)
Other comprehensive income	—	—	—	—	227	227
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	$466,716

	Three Months Ended June 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2022	47,184	$472	$(87,352)	$538,457	$(2,733)	$448,844
Stock based compensation	128	1	—	199	—	200
Net income	—	—	1,703	—	—	1,703
Other comprehensive loss	—	—	—	—	(448)	(448)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299

	Six Months Ended June 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	900	—	908
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net income	—	—	3,881	—	—	3,881
Other comprehensive income	—	—	—	—	230	230
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	$466,716

	Six Months Ended June 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	435	—	441
Net loss	—	—	(13,114)	—	—	(13,114)
Other comprehensive loss	—	—	—	—	(250)	(250)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,881	$(13,114)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock based compensation	908	441
Depreciation, depletion, accretion and amortization	25,606	34,643
Amortization of debt origination costs	377	375
Bad debt recoveries	(425)	(115)
Gains on disposal of assets	(834)	(3,139)
Gains from sales of equipment damaged or lost down-hole	(46)	(511)
Deferred income taxes	(46)	6,612
Other	387	449
Changes in assets and liabilities:
Accounts receivable, net	7,862	(22,480)
Receivables from related parties, net	18	(105)
Inventories	(1,306)	366
Prepaid expenses and other assets	5,162	4,567
Accounts payable	466	(2,132)
Accrued expenses and other liabilities	(13,924)	(7,407)
Income taxes payable	4,523	912
Net cash provided by (used in) operating activities	32,609	(638)

Cash flows from investing activities:
Purchases of property and equipment	(10,539)	(3,968)
Proceeds from disposal of property and equipment	806	7,447
Net cash (used in) provided by investing activities	(9,733)	3,479

Cash flows from financing activities:
Borrowings on long-term debt	118,900	83,000
Repayments of long-term debt	(143,064)	(84,241)
Proceeds from sale leaseback transaction	—	4,589
Payments on sale leaseback transaction	(2,449)	(2,094)
Principal payments on financing leases and equipment financing notes	(3,791)	(1,197)
Other	(919)	—
Net cash (used in) provided by financing activities	(31,323)	57
Effect of foreign exchange rate on cash	15	(68)
Net change in cash and cash equivalents	(8,432)	2,830
Cash and cash equivalents at beginning of period	17,282	9,899
Cash and cash equivalents at end of period	$8,850	$12,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,321	$3,792
Cash paid for income taxes, net of refunds received	$752	$98
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,732	$4,733
Right-of-use assets obtained for financing lease liabilities	$306	$—

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included gains and losses on disposal of assets within Other income, net on the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited condensed consolidated statements of comprehensive (loss) income. The Company now presents gains and losses on disposal of assets as a separate line titled “Gains on disposal of assets, net”.

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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $11.3 million, $22.5 million, $10.2 million and $20.0 million, respectively. These amounts are included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were interest charges of $174.5 million and $152.0 million, respectively.

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

Following is a roll forward of the allowance for doubtful accounts for the year ended December 31, 2022 and the six months ended June 30, 2023 (in thousands):

Balance, January 1, 2022	$18,085
Additions charged to bad debt expense	3,550
Recoveries of receivables previously charged to bad debt expense	(161)
Deductions for uncollectible receivables written off	(17,887)
Balance, December 31, 2022	3,587
Additions charged to bad debt expense	23
Additions charged to revenue	63
Recoveries of receivables previously charged to bad debt expense	(31)
Deductions for uncollectible receivables written off	(3,476)
Balance, June 30, 2023	$166

During the six months ended June 30, 2023 and 2022, the Company has made specific reserves consistent with Company policy which resulted in nominal additions to allowance for doubtful accounts. These additions were charged to bad debt expense based on the factors described above.

PREPA

As of June 30, 2023, PREPA owed Cobra approximately $216.2 million for services performed, excluding $174.5 million

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company's existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 10, 2023.

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

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The Company believes these receivables are collectible and no allowance was deemed necessary at June 30, 2023 or December 31, 2022. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the remaining amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2023 and December 31, 2022 and percentages of total revenues derived for the three and six months ended June 30, 2023 and 2022:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2023	2022	2023	2022	2023	2022
Customer A(a)	—%	—%	—%	—%	87%	83%
Customer B(b)	8%	1%	9%	11%	—%	—%
Customer C(c)	6%	22%	12%	14%	1%	—%
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three and six months ended June 30, 2023 and did not have any deferred revenue related to shortfall payments. The Company recognized shortfall revenue totaling $2.6 million during the three and six months ended June 30, 2022, respectively.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2021	$3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	467
Balance, June 30, 2023	$600

The Company did not have any contract assets as of June 30, 2023 or December 31, 2022.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had unsatisfied performance obligations totaling $16.4 million, which will be recognized over the next 19 months.

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

	June 30,	December 31,
	2023	2022
Supplies	$5,833	$5,167
Raw materials	1,830	974
Work in process	1,740	2,221
Finished goods	786	521
Total inventories	$10,189	$8,883

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2023	2022
Pressure pumping equipment	3-5 years	$251,051	$230,760
Drilling rigs and related equipment	3-15 years	110,818	110,724
Machinery and equipment	7-20 years	159,801	162,634
Buildings(a)	15-39 years	40,909	40,316
Vehicles, trucks and trailers	5-10 years	101,201	101,580
Coil tubing equipment	4-10 years	6,908	6,908
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,066	10,053
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	18,375	18,296
		725,315	707,457
Deposits on equipment and equipment in process of assembly(c)		8,077	13,885
		733,392	721,342
Less: accumulated depreciation(d)		606,202	583,276
Total property, plant and equipment, net		$127,190	$138,066
a.    Included in Buildings at each of June 30, 2023 and December 31, 2022 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment at each of June 30, 2023 and December 31, 2022 are costs of $6.0 million related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $8.7 million and $8.0 million at June 30, 2023 and December 31, 2022, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. For the three and six months ended June 30, 2023 and 2022, proceeds from the sale of equipment damaged or lost down-hole were a nominal amount and $0.1 million, respectively, and gains from the sale of equipment damaged or lost down-hole were a nominal amount and $0.5 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2023 and 2022, proceeds from the sale of equipment were $0.5 million, $0.9 million, $6.7 million and $7.2 million, respectively, and gains from the sale or disposal of equipment were $0.5 million, $0.8 million, $2.9 million and $3.1 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$11,130	$16,759	$23,857	$33,685
Amortization expense	195	195	389	389
Accretion and depletion expense	1,325	522	1,360	569
Depreciation, depletion, amortization and accretion	$12,650	$17,476	$25,606	$34,643

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 19) for the six months ended June 30, 2023 and year ended December 31, 2022 are presented below (in thousands):

	Well Completions	Other	Total
Balance as of January 1, 2022
Goodwill	$86,043	$14,830	$100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2022
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of June 30, 2023
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	$9,214	$2,503	$11,717

Intangible Assets

The Company had the following definite lived intangible assets recorded (in thousands):

	June 30,	December 31,
	2023	2022
Trade names	7,850	7,850
Less: accumulated amortization - trade names	(6,457)	(6,068)
Intangible assets, net	$1,393	$1,782

Amortization expense for intangible assets was $0.2 million, and $0.4 million for each of the three and six months ended June 30, 2023 and 2022, respectively. The original life of trade names ranges from 10 to 20 years as of June 30, 2023 with a remaining average useful life of 3 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2023	$390
2024	710
2025	91
2026	91
2027	45
Thereafter	66
$1,393

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.1 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and ($0.4) million for the three and six months ended June 30, 2022, respectively, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	June 30,	December 31,
	2023	2022
State and local taxes payable	$13,178	$13,336
Financed insurance premiums(a)	4,210	10,136
Deferred revenue	600	7,550
Accrued compensation and benefits	6,103	6,743
Sale-leaseback liability(b)	4,691	4,501
Financing leases	2,115	4,003
Equipment financing note	2,374	2,329
Insurance reserves	1,493	1,509
Other	2,024	2,190
Total accrued expenses and other current liabilities	$36,788	$52,297

Other Long-Term Liabilities
Equipment financing note(c)	$4,859	$6,047
Sale-leaseback liability(b)	4,275	6,836
Financing leases	2,060	2,602
Total other long-term liabilities	$11,194	$15,485
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of June 30, 2023, the applicable interest rates associated with financed insurance premiums ranged from 5.13% to 6.75%. As of December 31, 2022, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 5.13%.
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

9.    Debt
On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National Association, as a lender and as administrative agent for the lenders, as subsequently further amended (the “existing revolving credit facility”). Borrowings under the existing revolving credit facility are secured by the assets of Mammoth Inc., inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly. The existing revolving credit facility also contains various affirmative and restrictive covenants.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In particular, under the existing revolving credit facility, the Company is required, among other things, to mandatorily remit to PNC all amounts that constitute PREPA Claim Proceeds, as such term is defined in the existing revolving credit facility, including the $10.8 million received from PREPA on June 14, 2023, all of which was used to reduce outstanding borrowings under the existing revolving credit facility, as required under the terms thereof. Further, the existing revolving credit facility provides for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA Claims Proceeds remitted to PNC, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables.

As of June 30, 2023, the applicable financial covenants under the existing revolving credit facility were as follows:

•the fixed charge coverage ratio was 1.1 to 1.0; and
•the minimum excess availability covenant was $10.0 million.

The Company was in compliance with the applicable financial covenants under its revolving credit facility in effect as of June 30, 2023 and December 31, 2022.

At June 30, 2023, there were outstanding borrowings under the existing revolving credit facility of $59.4 million, the borrowing base was $89.4 million and there was $13.6 million of available borrowing capacity under the facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. At December 31, 2022, there were outstanding borrowings under the existing revolving credit facility of $83.5 million, the borrowing base was $119.8 million and there was $19.7 million of borrowing capacity under the facility, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

If an event of default occurs under the existing revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The existing revolving credit facility is currently scheduled to mature on October 19, 2023. See "Subsequent Events--Pending Repayment and Refinancing of Existing Revolving Credit Facility" for additional information.

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

10.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment, 100% of the equity interest in Air Rescue Systems Corporation (“ARS”) and 49% of the equity interest in Brim Acquisitions. See Note 20. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2023.

11.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash expenses:
Compensation and benefits	$3,996	$3,137	$8,273	$6,120
Professional services	4,276	2,724	6,205	6,361
Other(a)	1,868	2,162	3,779	4,068
Total cash SG&A expense	10,140	8,023	18,257	16,549
Non-cash expenses:
Bad debt recoveries	(44)	(16)	(425)	(115)
Stock based compensation	261	199	908	440
Total non-cash SG&A expense	217	183	483	325
Total SG&A expense	$10,357	$8,206	$18,740	$16,874
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

12.    Income Taxes
The Company recorded income tax expense of $5.6 million for the six months ended June 30, 2023 compared to income tax expense of $7.6 million for the six months ended June 30, 2022. The Company’s effective tax rates were 59% and (139%) for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rates for the six months ended June 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

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

The Company’s operating leases are primarily for rail cars, real estate, and equipment and its finance leases are primarily for machinery and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination of certain assets is deemed to be reasonably certain. The accounting for some of the Company’s leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

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

Lease expense consisted of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,871	$1,774	$3,640	$3,521
Short-term lease expense	19	22	439	58
Finance lease expense:
Amortization of right-of-use assets	569	402	1,134	805
Interest on lease liabilities	40	45	97	94
Total lease expense	$2,499	$2,243	$5,310	$4,478

Supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$11,513	$10,656
Current operating lease liability	6,051	5,447
Long-term operating lease liability	5,213	4,913
Finance leases:
Property, plant and equipment, net	$4,400	$7,267
Accrued expenses and other current liabilities	2,115	4,003
Other liabilities	2,060	2,602

Other supplemental information related to leases for the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,843	$1,923	$3,593	$3,595
Operating cash flows from finance leases	40	45	97	94
Financing cash flows from finance leases	1,184	457	2,677	909
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,299	$1,436	$4,216	$2,819
Finance leases	306	—	306	—

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.5 years	2.9 years
Finance leases	2.3 years	2.0 years
Weighted-average discount rate:
Operating leases	7.5%	4.1%
Finance leases	4.1%	4.3%

Maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$3,624	$1,410
2024	5,679	1,267
2025	2,263	760
2026	396	944
2027	19	—
Thereafter	448	—
Total lease payments	12,429	4,381
Less: Present value discount	1,165	206
Present value of lease payments	$11,264	$4,175

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.9 million for each of the three months ended June 30, 2023 and 2022, respectively, and $1.6 million for each of the six months ended June 30, 2023 and 2022, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    (Loss) Earnings Per Share

    Reconciliations of the components of basic and diluted net (loss) earnings per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(4,470)	$1,703	$3,881	$(13,114)
Weighted average common shares outstanding	47,718	47,225	47,581	47,036
Basic (loss) earnings per share	$(0.09)	$0.04	$0.08	$(0.28)

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(4,470)	$1,703	$3,881	$(13,114)
Weighted average common shares, including dilutive effect(a)	47,718	47,634	47,966	47,036
Diluted (loss) earnings per share	$(0.09)	$0.04	$0.08	$(0.28)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended June 30, 2023 and the six months ended June 30, 2022 as their effect was antidilutive under the treasury stock method.

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

16.    Stock Based Compensation
The 2016 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There was a maximum of 4.5 million shares of common stock reserved for issuance under the 2016 Plan, of which 0.6 million shares of common stock remain available for future grants under the 2016 plan as of June 30, 2023.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2022	1,128,205	$1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested shares as of December 31, 2022	728,310	1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested shares as of June 30, 2023	302,383	$5.06

As of June 30, 2023, there was $1.4 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately two years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.3 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2023	2022	2023	2022	2023	2022
		REVENUES				ACCOUNTS RECEIVABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$78	$92	298	152	$60	$217
Panther and El Toro	(b)	291	303	291	517	139	—
Other Relationships		—	—	—	—	6	6
		$369	$395	$589	$669	$205	$223
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

		Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
		2023	2022	2023	2022	2023	2022
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$—	$21	$7	$40	$—	$3
The Company and Caliber	(b)	157	90	180	179	—	—
Other Relationships		53	17	53	44	—	—
		$210	$128	$240	$263	$—	$3

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investments is an entity controlled by Wexford, which owns approximately 47% of the Company’s outstanding common stock. ARS leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements. See Note 7 for further discussion.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of June 30, 2023.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of June 30, 2023 and December 31, 2022, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of June 30, 2023 and December 31, 2022, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of each of June 30, 2023 and December 31, 2022, accrued claims were $1.5 million.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2023 and December 31, 2022, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of June 30, 2023 and December 31, 2022, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. As of June 30, 2023 and December 31, 2022, accrued claims were $1.8 million and $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2023 and December 31, 2022 and no expense was recognized during the six months ended June 30, 2023 or 2022 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2023 and December 31, 2022, outstanding performance and payment bonds totaled $9.5 million and $8.6 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $0.8 million as of June 30, 2023. There were $0.6 million in outstanding bid bonds as of June 30, 2023 and no outstanding bid bonds as of December 31, 2022.

Litigation

As of June 30, 2023, PREPA owed the Company approximately $216.2 million for services performed, excluding $174.5 million of interest charged on these delinquent balances as of June 30, 2023. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On March 27, 2023, Cobra was

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company's existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 10, 2023.

On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible.

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

The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio, which the Company appealed. On February 25, 2022, the Company received an unfavorable decision on the appeal. The Company appealed the decision. On August 2, 2023, the Ohio Supreme court affirmed the ruling in part and reversed the ruling in part. The Company is currently awaiting the final assessment. It is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cobra has been served with ten lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. To the extent Cobra receives an unfavorable judgment, the Company believes that any such taxes in the judgment that relate to the Emergency Master Service Agreement with PREPA executed on October 19, 2017, would be reimbursable to Cobra. At this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During the six months ended June 30, 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During the six months ended June 30, 2023, the Company recognized an estimated liability related to these complaints, which is included in “Accounts payable” in the unaudited condensed consolidated balance sheet at June 30, 2023. The amount required to resolve these matters may ultimately increase or decrease from our estimated amount as the matters progress.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the six months ended June 30, 2023 and 2022, the Company paid $1.1 million and $0.9 million, respectively, in contributions to the plan.

19.    Reporting Segments
As of June 30, 2023, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of June 30, 2023, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Three months ended June 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$27,466	$28,315	$11,567	$3,329	$4,754	$—	$75,431
Intersegment revenues	118	—	—	6	365	(489)	—
Total revenue	27,584	28,315	11,567	3,335	5,119	(489)	75,431
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	23,594	23,292	7,067	2,725	3,574	—	60,252
Intersegment cost of revenues	227	9	—	108	145	(489)	—
Total cost of revenue	23,821	23,301	7,067	2,833	3,719	(489)	60,252
Selling, general and administrative	1,776	6,385	954	337	905	—	10,357
Depreciation, depletion, amortization and accretion	4,500	2,436	2,374	1,284	2,056	—	12,650
Gains on disposal of assets, net	—	—	—	—	(473)	—	(473)
Operating (loss) income	(2,513)	(3,807)	1,172	(1,119)	(1,088)	—	(7,355)
Interest expense, net	824	1,869	149	170	208	—	3,220
Other expense (income), net	1	(8,557)	(4)	—	221	—	(8,339)
(Loss) income before income taxes	$(3,338)	$2,881	$1,027	$(1,289)	$(1,517)	$—	$(2,236)

Three months ended June 30, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$43,574	$25,587	$13,841	$1,952	$4,724	$—	$89,678
Intersegment revenues	243	—	1,618	19	306	(2,186)	—
Total revenue	43,817	25,587	15,459	1,971	5,030	(2,186)	89,678
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	31,486	21,808	9,707	2,034	3,751	—	68,786
Intersegment cost of revenues	1,985	15	—	160	103	(2,263)	—
Total cost of revenue	33,471	21,823	9,707	2,194	3,854	(2,263)	68,786
Selling, general and administrative	1,884	4,443	870	277	732	—	8,206
Depreciation, depletion, amortization and accretion	6,747	4,211	2,058	1,651	2,809	—	17,476
Gains on disposal of assets, net	(157)	(863)	(16)	—	(1,907)	—	(2,943)
Operating income (loss)	1,872	(4,027)	2,840	(2,151)	(458)	77	(1,847)
Interest expense, net	422	1,755	178	121	183	—	2,659
Other income, net	—	(10,062)	(3)	—	(79)	—	(10,144)
Income (loss) before income taxes	$1,450	$4,280	$2,665	$(2,272)	$(562)	$77	$5,638

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$94,644	$56,596	$24,009	$5,153	$11,349	$—	$191,751
Intersegment revenues	240	—	25	7	801	(1,073)	—
Total revenue	94,884	56,596	24,034	5,160	12,150	(1,073)	191,751
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	75,630	45,768	14,927	4,648	8,271	—	149,244
Intersegment cost of revenues	704	20	—	217	132	(1,073)	—
Total cost of revenue	76,334	45,788	14,927	4,865	8,403	(1,073)	149,244
Selling, general and administrative	4,268	10,595	1,458	650	1,769	—	18,740
Depreciation, depletion, amortization and accretion	9,317	5,810	3,561	2,651	4,267	—	25,606
Gains on disposal of assets, net	—	(127)	(16)	—	(691)	—	(834)
Operating income (loss)	4,965	(5,470)	4,104	(3,006)	(1,598)	—	(1,005)
Interest expense, net	1,753	3,714	305	330	407	—	6,509
Other expense (income), net	1	(17,365)	(6)	—	407	—	(16,963)
Income (loss) before income taxes	$3,211	$8,181	$3,805	$(3,336)	$(2,412)	$—	$9,449

Six months ended June 30, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$67,202	$48,596	$22,189	$4,804	$9,185	$—	$151,976
Intersegment revenues	489	—	2,450	22	576	(3,537)	—
Total revenue	67,691	48,596	24,639	4,826	9,761	(3,537)	151,976
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	53,325	40,695	17,495	4,406	7,345	—	123,266
Intersegment cost of revenues	3,016	31	—	321	172	(3,540)	—
Total cost of revenue	56,341	40,726	17,495	4,727	7,517	(3,540)	123,266
Selling, general and administrative	3,923	9,088	1,698	569	1,596	—	16,874
Depreciation, depletion, amortization and accretion	13,191	8,525	3,852	3,331	5,744	—	34,643
Gains on disposal of assets, net	(206)	(868)	(91)	—	(1,974)	—	(3,139)
Operating (loss) income	(5,558)	(8,875)	1,685	(3,801)	(3,122)	3	(19,668)
Interest expense, net	793	3,298	340	225	352	—	5,008
Other (income) expense, net	—	(19,644)	(7)	—	466	—	(19,185)
(Loss) income before income taxes	$(6,351)	$7,471	$1,352	$(4,026)	$(3,940)	$3	$(5,491)

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2023:
Total assets	$64,766	$453,656	$129,609	$18,916	$84,772	$(58,956)	$692,763
As of December 31, 2022:
Total assets	$82,897	$450,841	$129,467	$21,755	$120,164	$(80,446)	$724,678

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
Sale of Equity Interests in ARS
On July 13, 2023, the Company sold all of the equity interests in its subsidiary ARS for $3.3 million in cash plus $0.3 million in consideration to be paid by the seller in 90 days subject to certain conditions. The Company expects to recognize a gain of approximately $2.1 million on the sale.
Pending Repayment and Refinancing of Existing Revolving Credit Facility
On August 10, 2023, the Company entered into two non-binding agreements with lenders to repay and refinance its existing revolving credit facility. The Company expects to close these refinancing transactions prior to the maturity of its existing revolving credit facility on October 19, 2023, subject to customary closing conditions and closing deliverables; however, no assurance can be provided that these transactions will close on the currently anticipated timelines or at all.
Repurchase Program Authorization
On August 10, 2023, the Company's board of directors approved a stock repurchase program pursuant to which the Company would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the expected repayment and refinancing of its existing revolving credit facility and other factors discussed below. Following the completion of the refinancing transactions, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require the Company to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by the Company's board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. During the first half of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. We expect these factors to continue through at least the third quarter of 2023. Despite this short-term softness, however, we are seeing indications that activity levels will begin to ramp back up in the fourth quarter of 2023 and into 2024, creating the opportunity to reactivate additional fleets, if appropriate. The ongoing war and related humanitarian crisis in Ukraine, however, could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

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

We are currently operating one of our six pressure pumping fleets. Subject to market conditions, supply chain constraints and liquidity requirements, we have plans to upgrade one spread to Tier 4 dual fuel as well as upgrade two fleets to Tier 2 dual fuel, giving us a total of four dual fuel fleets by year-end 2023. Continuing supply chain disruptions have resulted in backlogs of equipment and replacement parts for our and our competitors’ pressure pumping fleets. Any of these factors may result in the delay of our plans to activate, convert or upgrade our existing pressure pumping fleets in the second half of 2023, which may adversely impact our business, financial condition and cash flow.

Natural Sand Proppant Industry
    In our natural sand proppant services business, we experienced a significant decline in demand for our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages have negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale was also strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. Notwithstanding the foregoing, our sand business remained resilient during the second quarter of 2023, and we expect both pricing and demand for our sand to remain strong through the remainder of 2023. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities, in particular, in the Utica and Marcellus natural gas plays, which may adversely impact demand for our sand proppant services in those regions.

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

During 2022, operational improvements combined with increased crew count drove enhanced results in our infrastructure services division. Although our average crew count declined slightly from approximately 93 crews throughout the fourth quarter of 2022 to approximately 87 crews throughout the first half of 2023, operational efficiencies drove improved results. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector and expect bidding activity to ramp up in late 2023 and into 2024. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Our infrastructure services business has been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of June 30, 2023, PREPA owed us approximately $216.2 million for services performed excluding approximately $174.5 million of interest charged on these delinquent balances. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the Court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal proceedings against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under our existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 10, 2023.

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

We believe all amounts charged to PREPA were in accordance with the terms of the contracts. Further, we believe these receivables are collectible. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us, the receivable may not be collected and our financial condition, results of operations and cash flows would be materially and adversely affected. In addition, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. In this regard, on September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. We do not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in the criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencings could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA's position will be going forward. See Note 18. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these investigations and proceedings. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

Second Quarter 2023 Financial Overview and Other Recent Developments

•Revenue for the second quarter of 2023 decreased by $14.3 million, or 16%, to $75.4 million from $89.7 million for the second quarter of 2022. The decrease in total revenue is primarily due to a decline in utilization for our well completion services.

•Net loss for the second quarter of 2023 was $4.5 million, or $0.09 loss per diluted share, as compared to net income of $1.7 million, or $0.04 income per diluted share, for the second quarter of 2022.

•Net cash flow provided by operating activities for the second quarter of 2023 was $29.4 million, as compared to net cash flow provided by operating activities of $1.7 million for the second quarter of 2022.

•Adjusted EBITDA (as defined and reconciled below) for the second quarter of 2023 decreased by $6.6 million, or 29%, to $16.4 million from $23.0 million for the second quarter of 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowing under the Company's existing revolving credit facility. Additionally, on July 21, 2023, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment to Cobra and that $72 million in FEMA approved costs were awaiting engineer certification.

•On July 13, 2023, we sold all of our equity interests in our subsidiary Air Rescue Systems Corporation for $3.3 million in cash, plus $0.3 million in consideration to be paid by the seller in 90 days, subject to certain conditions.

•On August 10, 2023, we executed two non-binding agreements with lenders to repay and refinance our existing revolving credit facility, and intend to close these refinancing transactions prior to the October 19, 2023 maturity of our existing revolving credit facility, subject to customary closing conditions and closing deliverables.

•On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the expected repayment and refinancing of our existing revolving credit facility and other factors.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Revenue:
Well completion services	$27,584	$43,817
Infrastructure services	28,315	25,587
Natural sand proppant services	11,567	15,459
Drilling services	3,335	1,971
Other services	5,119	5,030
Eliminations	(489)	(2,186)
Total revenue	75,431	89,678

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $4,497 and $6,739, respectively, for the three months ended June 30, 2023 and 2022)	23,821	33,471
Infrastructure services (exclusive of depreciation and amortization of $2,433 and $4,206, respectively, for the three months ended June 30, 2023 and 2022)	23,301	21,823
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,373 and $2,055, respectively, for the three months ended June 30, 2023 and 2022)	7,067	9,707
Drilling services (exclusive of depreciation and amortization of $1,284 and $1,650, respectively, for the three months ended June 30, 2023 and 2022)	2,833	2,194
Other services (exclusive of depreciation and amortization of $2,056 and $2,807, respectively, for the three months ended June 30, 2023 and 2022)	3,719	3,854
Eliminations	(489)	(2,263)
Total cost of revenue	60,252	68,786
Selling, general and administrative expenses	10,357	8,206
Depreciation, depletion, amortization and accretion	12,650	17,476
Gains on disposal of assets, net	(473)	(2,943)
Operating loss	(7,355)	(1,847)
Interest expense, net	(3,220)	(2,659)
Other income, net	8,339	10,144
(Loss) income before income taxes	(2,236)	5,638
Provision for income taxes	2,234	3,935
Net (loss) income	$(4,470)	$1,703

    Revenue. Revenue for the three months ended June 30, 2023 decreased $14.3 million, or 16%, to $75.4 million from $89.7 million for the three months ended June 30, 2022. The decrease in total revenue is primarily attributable to a decrease in well completions revenue during the three months ended June 30, 2023 primarily due to a decline in utilization. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue decreased $16.2 million, or 37%, to $27.6 million for the three months ended June 30, 2023 from $43.8 million for the three months ended June 30, 2022. The decrease in our well completion services revenue was primarily driven by a 44% decrease in the number of stages completed from 1,716 for the three months ended June 30, 2022 to 956 for the three months ended June 30, 2023 as well as a decrease in sand and chemical materials revenue. An average of 1.6 of our fleets were active for the three months ended June 30, 2023 as compared to an average of 3.5 fleets for the three months ended June 30, 2022.

    Infrastructure Services. Infrastructure services division revenue increased $2.7 million, or 11%, to $28.3 million for the three months ended June 30, 2023 from $25.6 million for the three months ended June 30, 2022. The increase in revenue was primarily due to an increase in storm restoration activity and improved pricing for our services. Average crew count was 86 crews for the three months ended June 30, 2023, as compared to 88 crews for the three months ended June 30, 2022.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $3.9 million, or 25%, to $11.6 million for the three months ended June 30, 2023, from $15.5 million for the three months ended June 30, 2022 primarily due to declines in freight and shortfall revenue. This decrease was partially offset by a 12% increase in the average price per ton of sand sold from $26.86 per ton during the three months ended June 30, 2022 to $30.08 per ton during the three months ended June 30, 2023, and a 10% increase in tons of sand sold from 349,877 tons for the three months ended June 30, 2022 to 383,841 tons for the three months ended June 30, 2023.

Drilling Services. Drilling services division revenue increased $1.3 million, or 65%, to $3.3 million for the three months ended June 30, 2023 as compared to $2.0 million for the three months ended June 30, 2022. The increase is primarily due to increased utilization for our directional drilling business from 35% for the three months ended June 30, 2022 to 58% for the three months ended June 30, 2023.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased approximately $0.1 million, or 2%, to $5.1 million for the three months ended June 30, 2023, from $5.0 million for the three months ended June 30, 2022. Inter-segment revenue, consisting primarily of revenue derived from our well completion segment, was $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

An average of 253 pieces of equipment were rented to customers during the three months ended June 30, 2023, an increase from an average of 244 pieces of equipment rented to customers during the three months ended June 30, 2022.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $8.5 million from $68.8 million, or 77% of total revenue, for the three months ended June 30, 2022 to $60.3 million, or 80% of total revenue, for the three months ended June 30, 2023. The decrease is primarily due to an decrease in activity in our well completions divisions. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $9.7 million, or 29%, to $23.8 million for the three months ended June 30, 2023 from $33.5 million for the three months ended June 30, 2022, primarily due to a decrease in utilization of our services. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $4.5 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively, was 86% and 76% for the three months ended June 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.5 million, or 7%, to $23.3 million for the three months ended June 30, 2023 from $21.8 million for the three months ended June 30, 2022, primarily due to an increase in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.4 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, was 82% and 85% for the three months ended June 30, 2023 and 2022, respectively. The decline as a percentage of revenue is primarily due to the increase in storm restoration work, which produces higher margins, as well as improved pricing for our services.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2.6 million, to $7.1 million for the three months ended June 30, 2023 from $9.7 million for the three months ended June 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.4 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, was 61% and 63% for the three months ended June 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to a 12% increase in price per ton of sand sold.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.6 million, or 27%, to $2.8 million for the three months ended June 30, 2023 from $2.2 million for the three months ended June 30, 2022. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.3 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, was 85% and 111% for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to an increase in utilization of our directional drilling services, resulting in a lower ratio of fixed costs to variable costs.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.2 million, or 5%, to $3.7 million for the three months ended June 30, 2023 from $3.9 million for the three months ended June 30, 2022 primarily due to increased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.1 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, was 73% and 77% for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to an increase in utilization.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $2.2 million, or 27%, to $10.4 million for the three months ended June 30, 2023 from $8.2 million for the three months ended June 30, 2022 primarily due to an increase in professional fees. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022
Cash expenses:
Compensation and benefits	$3,996	$3,137
Professional services	4,276	2,724
Other(a)	1,868	2,162
Total cash SG&A expense	10,140	8,023
Non-cash expenses:
Bad debt recoveries	(44)	(16)
Stock based compensation	261	199
Total non-cash SG&A expense	217	183
Total SG&A expense	$10,357	$8,206
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $4.9 million, or 28%, to $12.6 million for the three months ended June 30, 2023 from $17.5 million for the three months ended June 30, 2022. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $0.5 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively.

    Operating Loss. We reported operating loss of $7.4 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022. The increase in operating loss is primarily due to a decline in activity for our well completions division.

    Interest Expense, Net. Interest expense, net increased $0.5 million, or 19%, to $3.2 million for the three months ended June 30, 2023 from $2.7 million for the three months ended June 30, 2022. The increase is primarily due to an increase in the interest rate under our revolving credit facility.

    Other Income, Net. Other income decreased $1.8 million to $8.3 million for the three months ended June 30, 2023 compared to $10.1 million for the three months ended June 30, 2022.

    Income Taxes. We recorded income tax expense of $2.2 million on pre-tax losses of $2.2 million for the three months ended June 30, 2023 compared to $3.9 million on pre-tax income of $5.6 million for the three months ended June 30, 2022. Our effective tax rates were (100)% and 70% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Revenue:
Well completion services	$94,884	$67,691
Infrastructure services	56,596	48,596
Natural sand proppant services	24,034	24,639
Drilling services	5,160	4,826
Other services	12,150	9,761
Eliminations	(1,073)	(3,537)
Total revenue	191,751	151,976

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $9,310 and $13,176, respectively, for the six months ended June 30, 2023 and 2022)	76,334	56,341
Infrastructure services (exclusive of depreciation and amortization of $5,804 and $8,512, respectively, for the six months ended June 30, 2023 and 2022)	45,788	40,726
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $3,559 and $3,847, respectively, for the six months ended June 30, 2023 and 2022)	14,927	17,495
Drilling services (exclusive of depreciation of $2,651 and $3,330, respectively, for the six months ended June 30, 2023 and 2022)	4,865	4,727
Other services (exclusive of depreciation and amortization of $4,266 and $5,740, respectively, for the six months ended June 30, 2023 and 2022)	8,403	7,517
Eliminations	(1,073)	(3,540)
Total cost of revenue	149,244	123,266
Selling, general and administrative expenses	18,740	16,874
Depreciation, depletion, amortization and accretion	25,606	34,643
Gains on disposal of assets, net	(834)	(3,139)
Operating loss	(1,005)	(19,668)
Interest expense, net	(6,509)	(5,008)
Other income, net	16,963	19,185
Income (loss) before income taxes	9,449	(5,491)
Provision for income taxes	5,568	7,623
Net income (loss)	$3,881	$(13,114)

    Revenue. Revenue for the six months ended June 30, 2023 increased $39.8 million, or 26%, to $191.8 million from $152.0 million for the six months ended June 30, 2022. The increase in total revenue is primarily attributable to increases in well completion services and infrastructure services revenue. Revenue by operating division was as follows:

Well Completion Services. Well completion services division revenue increased $27.2 million, or 40%, to $94.9 million for the six months ended June 30, 2023 from $67.7 million for the six months ended June 30, 2022.

Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

The increase in our well completion services revenue was primarily driven by an increase in pressure pumping services utilization and pricing. The number of stages completed increased 23% to 2,974 for the six months ended June 30, 2023 from 2,415 for the six months ended June 30, 2022. Additionally, sand and chemical materials revenue increased during the six months ended June 30, 2023. An average of 2.6 of our six fleets were active for the six months ended June 30, 2023 as compared to an average of 2.5 fleets for the six months ended June 30, 2022.

Infrastructure Services. Infrastructure services division revenue increased $8.0 million, or 16%, to $56.6 million for the six months ended June 30, 2023 from $48.6 million for the six months ended June 30, 2022. The increase in revenue was primarily due to an increase in storm restoration activity, improved pricing for our services and an increase in engineering revenue as a result of increased activity. Average crew count remained flat at 87 crews for each of the six months ended June 30, 2023 and June 30, 2022.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $0.6 million, or 2%, to $24.0 million for the six months ended June 30, 2023, from $24.6 million for the six months ended June 30, 2022. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was a nominal amount for the six months ended June 30, 2023 and $2.4 million, or 10% of total sand revenue, for the six months ended June 30, 2022.

The decrease in our natural sand proppant services revenue was primarily due to declines in freight and shortfall revenue, which was partially offset by a 26% increase in the average sales price per ton of sand sold from $24.24 per ton during the six months ended June 30, 2022 to $30.55 per ton during the six months ended June 30, 2023 and a 14% increase in tons of sand sold from approximately 678,468 tons for the six months ended June 30, 2022 to approximately 775,280 tons for the six months ended June 30, 2023.

Drilling Services. Drilling services division revenue increased $0.4 million, or 8%, to $5.2 million for the six months ended June 30, 2023 from $4.8 million for the six months ended June 30, 2022. The increase in our drilling services revenue was primarily attributable to increased utilization for our directional drilling business from 42% during the six months ended June 30, 2022 to 44% during the six months ended June 30, 2023.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased $2.3 million, or 23%, to $12.1 million for the six months ended June 30, 2023 from $9.8 million for the six months ended June 30, 2022. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $0.8 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

The increase in our other services revenue was primarily due to an increase in utilization for our equipment rental business. An average of 270 pieces of equipment was rented to customers during the six months ended June 30, 2023, an increase of 16% from an average of 233 pieces of equipment rented to customers during the six months ended June 30, 2022. Additionally, utilization for remote accommodations business increased.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $25.9 million from $123.3 million, or 81% of total revenue, for the six months ended June 30, 2022 to $149.2 million, or 78% of total revenue, for the six months ended June 30, 2023. The increase is primarily due to an increase in cost of revenue for the well completion services division. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $20.0 million, or 36%, to $76.3 million for the six months ended June 30, 2023 from $56.3 million for the six months ended June 30, 2022, primarily due to an increase in utilization. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $9.3 million and $13.2 million for the six months ended June 30, 2023 and 2022, respectively, was 80% and 83% for the six months ended June 30, 2023 and 2022, respectively.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $5.1 million, or 13%, to $45.8 million for the six months ended June 30, 2023 from $40.7 million for the six months ended June 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $5.8 million and $8.5 million, respectively, for the six months ended June 30, 2023 and 2022 was 81% and 84% for the six months ended June 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an increase in storm activity, which produces higher margins as well as improved pricing for our services.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2.6 million, or 15%, from $17.5 million for the six months ended June 30, 2022 to $14.9 million for the six months ended June 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $3.6 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively, was 62% and 71% for the six months ended June 30, 2023 and 2022, respectively. The decrease in cost as a percentage of revenue is primarily due to a 26% increase in average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.2 million, or 4%, from $4.7 million for the six months ended June 30, 2022 to $4.9 million for the six months ended June 30, 2023, as a result of increased activity. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $2.7 million and $3.3 million, for the six months ended June 30, 2023 and 2022, respectively, was 94% and 98% for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to an increase in utilization of our directional drilling services, resulting in a lower ratio of fixed costs to variable costs.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.9 million, or 12%, from $7.5 million for the six months ended June 30, 2022 to $8.4 million for the six months ended June 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $4.3 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively, was 69% and 77% for the six months ended June 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization for our equipment rental and accommodations businesses, resulting in a lower ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $1.8 million, or 11%, to $18.7 million for the six months ended June 30, 2023 from $16.9 million for the six months ended June 30, 2022 primarily due to an increase in compensation expenses. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash expenses:
Compensation and benefits	$8,273	$6,120
Professional services	6,205	6,361
Other(a)	3,779	4,068
Total cash SG&A expenses	18,257	16,549
Non-cash expenses:
Bad debt recoveries	(425)	(115)
Stock based compensation	908	440
Total non-cash SG&A expenses	483	325
Total SG&A expenses	$18,740	$16,874
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $9.0 million to $25.6 million for the six months ended June 30, 2023 from $34.6 million for the six months ended June 30, 2022. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $0.8 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

    Operating Loss. We reported an operating loss of $1.0 million for the six months ended June 30, 2023 compared to $19.7 million for the six months ended June 30, 2022. The reduced operating loss was primarily due to increased activity across all operating divisions as well as a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense, Net. Interest expense, net increased $1.5 million, or 30%, to $6.5 million for the six months ended June 30, 2023 from $5.0 million for the six months ended June 30, 2022 primarily due to an increase in the interest rate under our revolving credit facility.

    Other Income, Net. We recognized other income, net of $17.0 million during the six months ended June 30, 2023 compared to other income, net of $19.2 million for the six months ended June 30, 2022. We recognized interest on trade accounts receivable of $22.5 million for the six months ended June 30, 2023 compared to $20.0 million for six months ended June 30, 2022.

    Income Taxes. We recorded income tax expense of $5.6 million on pre-tax income of $9.4 million for the six months ended June 30, 2023 compared to an income tax expense of $7.6 million on pre-tax losses of $5.5 million for the six months ended June 30, 2022. Our effective tax rate was 59% for the six months ended June 30, 2023 compared to (139%) for the six months ended June 30, 2022. The effective tax rates for the six months ended June 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains on disposal of assets, stock based compensation, interest expense, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2023	2022
Net (loss) income	$(4,470)	$1,703	$3,881	$(13,114)
Depreciation, depletion, amortization and accretion expense	12,650	17,476	25,606	34,643
Gains on disposal of assets, net	(473)	(2,943)	(834)	(3,139)
Stock based compensation	261	200	908	441
Interest expense, net	3,220	2,659	6,509	5,008
Other income, net	(8,339)	(10,144)	(16,963)	(19,185)
Provision for income taxes	2,234	3,935	5,568	7,623
Interest on trade accounts receivable	11,341	10,160	22,454	20,022
Adjusted EBITDA	$16,424	$23,046	$47,129	$32,299

Well Completion Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2023	2022
Net (loss) income	$(3,338)	$1,450	$3,211	$(6,351)
Depreciation and amortization expense	4,500	6,747	9,317	13,191
Gains on disposal of assets, net	—	(157)	—	(206)
Stock based compensation	97	84	387	171
Interest expense	824	422	1,753	793
Other expense, net	1	—	1	—
Adjusted EBITDA	$2,084	$8,546	$14,669	$7,598

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net income to Adjusted EBITDA:	2023	2022	2023	2022
Net income	$697	$572	$3,151	$695
Depreciation and amortization expense	2,436	4,211	5,810	8,525
Gains on disposal of assets	—	(863)	(127)	(868)
Stock based compensation	107	74	337	172
Interest expense	1,869	1,755	3,714	3,298
Other income, net	(8,557)	(10,062)	(17,365)	(19,644)
Provision for income taxes	2,184	3,708	5,030	6,776
Interest on trade accounts receivable	11,341	10,160	22,454	20,022
Adjusted EBITDA	$10,077	$9,555	$23,004	$18,976

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net income to Adjusted EBITDA:	2023	2022	2023	2022
Net income	$1,027	$2,665	$3,805	$1,352
Depreciation, depletion, amortization and accretion expense	2,374	2,058	3,561	3,852
Gains on disposal of assets	—	(16)	(16)	(91)
Stock based compensation	36	26	113	60
Interest expense	149	178	305	340
Other income, net	(4)	(3)	(6)	(7)
Adjusted EBITDA	$3,582	$4,908	$7,762	$5,506

Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2023	2022
Net loss	$(1,289)	$(2,272)	$(3,336)	$(4,026)
Depreciation expense	1,284	1,651	2,651	3,331
Stock based compensation	6	4	18	9
Interest expense	170	121	330	225
Adjusted EBITDA	$171	$(496)	$(337)	$(461)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2023	2022
Net loss	$(1,567)	$(788)	$(2,950)	$(4,786)
Depreciation, amortization and accretion expense	2,056	2,809	4,267	5,744
Gains on disposal of assets, net	(473)	(1,907)	(691)	(1,974)
Stock based compensation	15	12	53	29
Interest expense, net	208	183	407	352
Other expense (income), net	221	(79)	407	466
Provision for income taxes	50	226	538	846
Adjusted EBITDA	$510	$456	$2,031	$677
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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$8,850	$17,282
Revolving credit facility borrowing base	89,416	119,756
Less current and long-term debt	(59,356)	(83,520)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (insurance programs)	(2,800)	(2,800)
Less letter of credit facilities (environmental remediation)	(3,569)	(3,694)
Net working capital (less cash and current portion of long-term debt)(a)	322,399	325,719
Total	$344,940	$362,743
a.Net working capital (less cash and current portion of long-term debt) is a non-GAAP measure and, as of June 30, 2023, is calculated by subtracting total current liabilities of $205.1 million and cash and cash equivalents of $8.8 million from total current assets of $477.0 million, further adjusted to add current portion of long-term debt of $59.4 million. As of December 31, 2022, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $237.2 million and cash and cash equivalents of $17.3 million from total current assets of $496.7 million, further adjusted to add current portion of long-term debt of $83.5 million. Amounts include receivables due from PREPA of $390.7 million at June 30, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $52.7 million at June 30, 2023 and $47.6 million at December 31, 2022. See "Capital Requirements and Sources of Liquidity" section below.

    As of August 9, 2023, we had cash on hand of $10.6 million and outstanding borrowings under our revolving credit facility of $72.3 million, a borrowing base of $95.6 million, leaving an aggregate of $16.9 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, inflationary pressures or otherwise and volatility in commodity prices and/or adverse macroeconomic conditions may further limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. In addition, if we are unable to comply with the financial covenants under our existing revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, or under any replacement credit facilities, and an event of default occurs and remains uncured, our lenders would not be required to lend any additional amounts to us, could elect to increase our interest rate by 200 basis points, or as specified in any such replacement credit facilities, could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, may have the ability to require us to apply all of our available cash to repay our outstanding borrowings and may foreclose on substantially all of our assets.

On August 10, 2023, we entered into two non-binding agreements with lenders to repay and refinance our existing revolving credit facility. We expect to close these refinancing transactions prior to the maturity of our existing revolving credit facility on October 19, 2023, subject to customary closing conditions and closing deliverables; however, no assurance can be provided that these transactions will close on the currently anticipated timeline or at all. If we fail to repay or refinance our existing revolving credit facility prior to maturity, our liquidity, financial position and operations will be materially and adversely affected.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$29,369	$1,744	$32,609	$(638)
Net cash (used in) provided by investing activities	(4,027)	3,623	(9,733)	3,479
Net cash (used in) provided by financing activities	(28,240)	(680)	(31,323)	57
Effect of foreign exchange rate on cash	21	(76)	15	(68)
Net change in cash	$(2,877)	$4,611	$(8,432)	$2,830

Operating Activities

    Net cash provided by operating activities was $29.4 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022. Net cash provided by operating activities was $32.6 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $0.6 million for the six months ended June 30, 2022. The increase in operating cash flows was primarily attributable to increased receipts on accounts receivable, including the receipt of $10.8 million from PREPA, as well as an increase in utilization for our well completions division.

Investing Activities

    Net cash used by investing activities was $4.0 million for the three months ended June 30, 2023, compared to net cash provided by investing activities of $3.6 million for the three months ended June 30, 2022. Net cash used in investing activities was $9.7 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $3.5 million for the six months ended June 30, 2022. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Well completion services(a)	$4,348	$2,500	10,120	3,301
Infrastructure services(b)	72	200	$275	$598
Natural sand proppant services	—	—	—	—
Drilling services(c)	—	12	—	14
Other(d)	—	161	—	221
Eliminations	83	(87)	144	(166)
Total capital expenditures	$4,503	$2,786	$10,539	$3,968
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three and six months ended June 30, 2023 and 2022.
b.     Capital expenditures primarily for tooling and other equipment for the three and six months ended June 30, 2023 and 2022.
c.    Capital expenditures primarily for maintenance for the three and six months ended June 30, 2022.
d.    Capital expenditures primarily for equipment for our rental business for the three and six months ended June 30, 2022.

Financing Activities

    Net cash used in financing activities was $28.2 million for the three months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022. Net cash used in financing activities for the three months ended June 30, 2023 was primarily attributable to net payments on our revolving credit facility of $25.3 million. Net cash used in financing activities for the three months ended June 30, 2022 was primarily attributable to net payments on our revolving credit facility of $3.5 million, partially offset by net proceeds received from sale leaseback transactions of $3.3 million.

Net cash used in financing activities was $31.3 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2022. Net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to net payments on our revolving credit facility of $24.2 million, principal payment on financing leases and equipment financing notes of $3.8 million, principal payments on sale leaseback arrangements of $2.5 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net proceeds received from sale leaseback transactions of $2.5 million, partially offset by net payments on our revolving credit facility of $1.2 million and principal payments on financing leases and equipment financing notes totaling $1.2 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount and ($0.1) million for the six months ended June 30, 2023 and 2022. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $271.9 million and $259.5 million at June 30, 2023 and December 31, 2022, respectively, including receivables due from PREPA of $390.7 million at June 30, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $52.7 million at June 30, 2023 and $47.6 million at December 31, 2022. Our cash balances were $8.8 million and $17.3 million at June 30, 2023 and December 31, 2022, respectively.

Our Revolving Credit Facility

    On October 19, 2018, we and certain of our direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit facility, as subsequently amended, with the lenders party thereto and PNC Bank, National Association, or PNC, as a lender and as administrative agent for the lenders, as subsequently further amended (our "existing revolving credit facility"). Under our existing revolving credit facility, we are required among other things, to mandatorily remit to PNC all amounts that constitute PREPA Claim Proceeds, as such term is defined in our existing revolving credit facility, including the $10.8 million received from PREPA on June 14, 2023, all of which was used to reduce outstanding borrowings under our existing revolving credit facility, as required under the terms thereof. Further, our existing revolving credit facility provides for a reduction in the maximum revolving advance amount in an amount equal to 50% of the PREPA Claims Proceeds remitted to PNC, subject to a floor equal to the sum of eligible billed and unbilled accounts receivables.

    At June 30, 2023, we had outstanding borrowings under our revolving credit facility of $59.4 million, a borrowing base of $89.4 million and $13.6 million of available borrowing capacity under this facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

As of June 30, 2023, the applicable financial covenants under our revolving credit facility were as follows:

•the fixed charge coverage ratio was 1.1 to 1.0; and
•the minimum excess availability covenant was $10.0 million.

We were in compliance with the applicable financial covenants under our existing revolving credit facility in effect as of June 30, 2023. For additional information regarding our revolving credit facility, see Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of August 9, 2023, our borrowing base was $95.6 million and our outstanding borrowings under our existing revolving credit facility were $72.3 million, leaving an aggregate of $16.9 million of available borrowing capacity, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. If we fail to comply with the financial covenants contemplated by our existing revolving credit facility, or obtain a waiver of forecasted or actual non-compliance with any such financial covenants from our lenders, and an event of default occurs and remains uncured, it will have a material adverse effect on our business, financial condition, liquidity and results of operations.

On August 10, 2023 we entered into two non-binding agreements with lender to repay and refinance our existing revolving credit facility. We expect to close these refinancing transactions prior to the maturity of our existing revolving credit facility on October 19, 2023, subject to customary closing conditions and closing deliverables; however, no assurance can be provided that these transactions will close on the currently anticipated timeline or at all. If we fail to repay or refinance our existing revolving credit facility prior to maturity, our liquidity, financial position and operations will be materially and adversely affected.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the expected repayment and refinancing of its existing revolving credit facility and other factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired.

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

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our existing revolving credit facility and, following the completion of the pending refinancing transactions, under the replacement credit facilities, will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies. However, if we fail to close our pending refinancing transactions at or prior to maturity of our existing revolving credit facility, our liquidity, financial condition and operations will be materially and adversely affected.

Our liquidity and future cash flows are subject to a number of variables, including receipt of payments from our customers, including PREPA, and our ability to extend, refinance or repay our revolving credit facility at or prior to its scheduled maturity date of October 19, 2023. On June 14, 2023, PREPA paid our subsidiary Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under our existing revolving credit facility, as required under the terms thereof. As of June 30, 2023, PREPA owed Cobra approximately $390.7 million for services performed, including $174.5 million of interest charges. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra, the receivable may not be collectible, which may adversely impact our liquidity.

We have revised our 2023 capital expenditure estimate down to approximately $18.0 million from the previously planned 2023 capital budget of $24.0 million primarily due to lower commodity prices, softer demand for oilfield services and volatility in market conditions. During the first half of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Capital expenditures will ultimately be dependent upon industry conditions and our financial results. These capital expenditures include $17 million for our well completions segment and $1 million for our other businesses. During the six months ended June 30, 2023, our capital expenditures totaled $10.5 million.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services throughout 2022. During the first half of 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Further, the ongoing war and related humanitarian crisis in Ukraine could continue to have an adverse effect on the global supply chain and volatility of commodity prices.

Although the levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries improved throughout 2022 and the first quarter of 2023, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the COVID-19 pandemic, the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $8.8 million at June 30, 2023. We do not enter into investments for trading or speculative purposes.

    Interest under our existing revolving credit facility is payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin is currently set at 4.0%, which can be reduced to 3.5% under certain circumstances specified in our existing credit facility. At June 30, 2023, we had outstanding borrowings under our existing revolving credit facility of $59.4 million with a weighted average interest rate of 11.75%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.6 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2023, we had $2.2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of June 30, 2023. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $390.7 million, including $174.5 million of interest charges, as of June 30, 2023. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2023.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	August 11, 2023	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 11, 2023	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer