Form 10-Q
period 2023-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2023-11-09
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 47,941,652 shares of common stock, $0.01 par value, outstanding.

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
•our ability to comply with the applicable financial covenants and other terms and conditions under our new revolving credit facility and new term loan;
•our ability to execute our business and financial strategies;
•our plans with respect to any stock repurchases under the board of directors' authorized stock repurchase program;
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

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2023	2022
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$10,527	$17,282
Accounts receivable, net	455,349	456,465
Receivables from related parties, net	266	223
Inventories	11,779	8,883
Prepaid expenses	3,717	13,219
Other current assets	616	620
Total current assets	482,254	496,692

Property, plant and equipment, net	119,151	138,066
Sand reserves	58,778	61,830
Operating lease right-of-use assets	11,147	10,656
Intangible assets, net	1,106	1,782
Goodwill	9,214	11,717
Other non-current assets	4,326	3,935
Total assets	$685,976	$724,678
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$39,304	$47,391
Accrued expenses and other current liabilities	30,508	52,297
Current operating lease liability	6,081	5,447
Current portion of long-term debt	—	83,520
Income taxes payable	56,506	48,557
Total current liabilities	132,399	237,212

Long-term debt, net of current portion	69,029	—
Deferred income tax liabilities	401	471
Long-term operating lease liability	4,912	4,913
Asset retirement obligations	4,083	3,981
Other long-term liabilities	9,580	15,485
Total liabilities	220,404	262,062

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,941,652 and 47,312,270 issued and outstanding at September 30, 2023 and December 31, 2022	479	473
Additional paid in capital	539,340	539,138
Accumulated deficit	(70,361)	(73,154)
Accumulated other comprehensive loss	(3,886)	(3,841)
Total equity	465,572	462,616
Total liabilities and equity	$685,976	$724,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	(in thousands, except per share amounts)
Services revenue	$54,025	$93,879	$221,140	$223,005
Services revenue - related parties	252	355	841	1,024
Product revenue	10,682	12,968	34,729	35,149
Total revenue	64,959	107,202	256,710	259,178

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $8,394, $30,426, $12,968, and $43,727, respectively, for the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022)	45,082	68,821	178,905	173,821
Services cost of revenue - related parties	120	142	360	405
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $2,836, $6,395, $2,863, and $6,711, respectively, for the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022)	7,615	9,493	22,796	27,496
Selling, general and administrative (Note 12)	10,411	9,685	29,151	26,560
Depreciation, depletion, amortization and accretion	11,233	15,842	36,839	50,485
Gains on disposal of assets, net	(2,450)	(599)	(3,284)	(3,738)
Impairment of goodwill	1,810	—	1,810	—
Total cost and expenses	73,821	103,384	266,577	275,029
Operating (loss) income	(8,862)	3,818	(9,867)	(15,851)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,876)	(3,262)	(9,385)	(8,270)
Other income, net	14,088	10,989	31,051	30,175
Total other income, net	11,212	7,727	21,666	21,905
Income before income taxes	2,350	11,545	11,799	6,054
Provision for income taxes	3,438	3,819	9,006	11,442
Net (loss) income	$(1,088)	$7,726	$2,793	$(5,388)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $0, $0, ($215), and $(215), respectively, for the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022	(275)	(601)	(45)	(851)
Comprehensive (loss) income	$(1,363)	$7,125	$2,748	$(6,239)

Net (loss) income per share (basic) (Note 15)	$(0.02)	$0.16	$0.06	$(0.11)
Net (loss) income per share (diluted) (Note 15)	$(0.02)	$0.16	$0.06	$(0.11)
Weighted average number of shares outstanding (basic) (Note 15)	47,942	47,312	47,721	47,129
Weighted average number of shares outstanding (diluted) (Note 15)	47,942	47,843	47,973	47,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	466,716
Stock based compensation	—	—	—	219	—	219
Net loss	—	—	(1,088)	—	—	(1,088)
Other comprehensive loss	—	—	—	—	(275)	(275)
Balance at September 30, 2023	47,941	$479	$(70,361)	$539,340	$(3,886)	$465,572

	Three Months Ended September 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2022	47,312	$473	$(85,649)	$538,656	$(3,181)	$450,299
Stock based compensation	—	—	—	241	—	241
Net income	—	—	7,726	—	—	7,726
Other comprehensive loss	—	—	—	—	(601)	(601)
Balance at September 30, 2022	47,312	$473	$(77,923)	$538,897	$(3,782)	$457,665

	Nine Months Ended September 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	1,119	—	1,127
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net income	—	—	2,793	—	—	2,793
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance at September 30, 2023	47,941	$479	$(70,361)	$539,340	$(3,886)	$465,572

	Nine Months Ended September 30, 2022
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	676	—	682
Net loss	—	—	(5,388)	—	—	(5,388)
Other comprehensive loss	—	—	—	—	(851)	(851)
Balance at September 30, 2022	47,312	$473	$(77,923)	$538,897	$(3,782)	$457,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,793	$(5,388)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock based compensation	1,127	682
Depreciation, depletion, accretion and amortization	36,839	50,485
Amortization of debt origination costs	565	588
Change in provision for expected credit losses	(414)	(112)
Gains on disposal of assets	(3,284)	(3,738)
Gains from sales of equipment damaged or lost down-hole	(335)	(607)
Impairment of goodwill	1,810	—
Gain on sale of business	(2,080)	—
Deferred income taxes	(70)	8,557
Other	(273)	104
Changes in assets and liabilities:
Accounts receivable, net	1,489	(55,472)
Receivables from related parties, net	(44)	(298)
Inventories	(2,896)	35
Prepaid expenses and other assets	8,990	7,613
Accounts payable	(7,537)	9,472
Accrued expenses and other liabilities	(19,679)	(20,777)
Income taxes payable	7,950	2,790
Net cash provided by (used in) operating activities	24,951	(6,066)

Cash flows from investing activities:
Purchases of property and equipment	(15,265)	(9,099)
Business divestitures, net of cash transferred	3,276	—
Proceeds from disposal of property and equipment	4,304	8,659
Net cash used in investing activities	(7,685)	(440)

Cash flows from financing activities:
Borrowings on long-term debt	168,800	142,475
Repayments of long-term debt	(183,291)	(134,674)
Proceeds from sale leaseback transaction	—	4,589
Payments on sale leaseback transaction	(3,711)	(3,249)
Principal payments on financing leases and equipment financing notes	(4,872)	(1,753)
Other	(919)	—
Net cash (used in) provided by financing activities	(23,993)	7,388
Effect of foreign exchange rate on cash	(28)	(164)
Net change in cash and cash equivalents	(6,755)	718
Cash and cash equivalents at beginning of period	17,282	9,899
Cash and cash equivalents at end of period	$10,527	$10,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,951	$6,316
Cash paid for income taxes, net of refunds received	$788	$97
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,197	$3,837
Right-of-use assets obtained for financing lease liabilities	$507	$—

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. See
Note 11. Variable Interest Entity to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these entities. All material intercompany accounts and transactions have been eliminated.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $11.4 million, $33.9 million, $10.5 million and $30.5 million, respectively. These amounts are included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were interest charges of $186.0 million and $152.0 million, respectively.

The Company regularly reviews receivables and provides for expected losses through an allowance for expected credit losses. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for expected credit losses may be required. In the event the Company expects that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made. If it is determined that previously reserved amounts are collectible, the Company would decrease the allowance through a credit to income in the period in which that determination is made. Uncollectible accounts receivable are periodically charged against the allowance for expected credit losses once a final determination is made regarding their collectability.

Following is a roll forward of the changes in our allowance for expected credit losses for the year ended December 31, 2022 and the nine months ended September 30, 2023 (in thousands):

Balance, January 1, 2022	$18,085
Change in provision for expected credit losses	3,550
Recoveries of receivables previously charged to credit loss expense	(161)
Write-offs charged against the provision	(17,887)
Balance, December 31, 2022	3,587
Change in provision for expected credit losses	(377)
Recoveries of receivables previously charged to credit loss expense	(37)
Write-offs charged against the provision	(3,018)
Balance, September 30, 2023	$155

During the nine months ended September 30, 2023 and 2022, the Company has made specific reserves consistent with Company policy which resulted in nominal additions to allowance for expected credit losses. These additions were charged to credit loss expense based on the factors described above.

PREPA

As of September 30, 2023, PREPA owed Cobra approximately $213.4 million for services performed, excluding $186.0 million of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company's then existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 16, 2023. On August 22, 2023, PREPA paid Cobra approximately $2.0 million, all of which was used to reduce outstanding borrowings under the Company's then existing revolving credit facility. On August 30, 2023, Cobra filed an informative motion with the Court regarding the status of the approved, but unpaid invoices. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on September 18, 2023. In this Court ordered response, PREPA informed the Court that the approved, but unpaid invoices were in the process of being entered into PREPA’s system for payment. On September 22, 2023 and October 10, 2023, PREPA made payments to Cobra of approximately $0.8 million and $5.7 million, respectively, all of which was used to reduce outstanding borrowings under the Company’s then existing revolving credit facility, which the Company refinanced on October 16, 2023. See Note 10. Debt—New Revolving Credit Facility and New Term Credit Facility. On October 16, 2023 and October 25, 2023, PREPA made additional payments to Cobra of approximately $1.7 million and $1.2 million. Also on October 16, 2023, pursuant to Court’s prior order, the parties submitted a further joint status report. In the joint status report, PREPA informed the Court that, among other things, it intended to process and submit to COR3 for reimbursement the remaining approximately $81 million in approved, but unpaid invoices. In addition, the parties informed the Court that the parties were engaged in mediation to resolve open disputes with respect to other unpaid invoices. On October 19, 2023, the Court entered an order continuing the stay through the earlier of January 31, 2024, and the termination of the mediation, directing the parties to file a further status report (i) addressing the status of each approved, but unpaid invoice that has not been submitted to COR3 and the reason(s) for the delay in submission of such invoices, (ii) providing any available information concerning the projected timing of payments of the approved, but unpaid invoices and (iii) proposing any litigation schedule that the parties believe to be necessary with respect to the approved, but unpaid invoices with the Court by December 1, 2023, and if the disputes have not been resolved through payment or mediation by January 15, 2024, directed the parties to file a status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 Determination Memorandums, (ii) a summary of the outstanding unpaid amounts and (iii) whether the parties are actively engaged in mediation to resolve the outstanding issues by January 16, 2024.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The Company believes these receivables are collectible and no allowance was deemed necessary at September 30, 2023 or December 31, 2022. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the remaining amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at September 30, 2023 and December 31, 2022 and percentages of total revenues derived for the three and nine months ended September 30, 2023 and 2022:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2023	2022	2023	2022	2023	2022
Customer A(a)	—%	—%	—%	—%	88%	83%
Customer B(b)	8%	9%	11%	12%	—%	—%
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three and nine months ended September 30, 2023 and did not have any deferred revenue related to shortfall payments. The Company recognized shortfall revenue totaling $0.5 million and $3.1 million during the three and nine months ended September 30, 2022, respectively.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2021	$3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	617
Balance, September 30, 2023	$750

The Company did not have any contract assets as of September 30, 2023 or December 31, 2022.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company had unsatisfied performance obligations totaling $13.4 million, which will be recognized over the next 16 months.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary Air Rescue Systems Corporation ("ARS") for $3.3 million in cash plus $0.3 million to be paid one year after closing if certain conditions are met. The Company recognized a gain of $2.1 million on the sale, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.
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

	September 30,	December 31,
	2023	2022
Supplies	$5,945	$5,167
Raw materials	1,004	974
Work in process	3,748	2,221
Finished goods	1,082	521
Total inventories	$11,779	$8,883

6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		September 30,	December 31,
	Useful Life	2023	2022
Pressure pumping equipment	3-5 years	$251,359	$230,760
Drilling rigs and related equipment	3-15 years	110,828	110,724
Machinery and equipment	7-20 years	160,214	162,634
Buildings(a)	15-39 years	40,243	40,316
Vehicles, trucks and trailers	5-10 years	96,421	101,580
Coil tubing equipment	4-10 years	6,884	6,908
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,066	10,053
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	16,652	18,296
		718,853	707,457
Deposits on equipment and equipment in process of assembly(c)		6,039	13,885
		724,892	721,342
Less: accumulated depreciation(d)		605,741	583,276
Total property, plant and equipment, net		$119,151	$138,066
a.    Included in Buildings at each of September 30, 2023 and December 31, 2022 are costs of $7.6 million related to assets under operating leases.
b.    Included in Other property and equipment are costs of $4.4 million and $6.0 million at September 30, 2023 and December 31, 2022, respectively, related to assets under operating leases.
c.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.    Includes accumulated depreciation of $7.8 million and $8.0 million at September 30, 2023 and December 31, 2022, respectively, related to assets under operating leases.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. For the three and nine months ended September 30, 2023 and 2022, proceeds from the sale of equipment damaged or lost down-hole were $0.4 million, $0.4 million, a nominal amount, and $0.6 million, respectively, and gains from the sale of equipment damaged or lost down-hole were $0.3 million, $0.3 million, $0.1 million, and $0.6 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2023 and 2022, proceeds from the sale of equipment were $3.1 million, $4.0 million, $0.8 million and $8.0 million, respectively, and gains from the sale or disposal of equipment were $2.4 million, $3.3 million, $0.6 million and $3.7 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$9,240	$14,031	$33,097	$47,716
Amortization expense	193	195	583	584
Accretion and depletion expense	1,800	1,616	3,159	2,185
Depreciation, depletion, amortization and accretion	$11,233	$15,842	$36,839	$50,485

7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the nine months ended September 30, 2023 and year ended December 31, 2022 are presented below (in thousands):

	Well Completions	Other	Total
Balance as of January 1, 2022
Goodwill	$86,043	$14,830	$100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2022
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	(1,810)	(1,810)
Dispositions	—	(693)	(693)
Balance as of September 30, 2023
Goodwill	86,043	14,137	100,180
Accumulated impairment losses	(76,829)	(14,137)	(90,966)
	$9,214	$—	$9,214

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Goodwill
As a result of the ARS sale, we performed an impairment assessment of our goodwill as of September 30, 2023. Under GAAP, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

Based on the qualitative assessment, the Company concluded that it was more likely than not that the carrying value of the Aviation reporting unit was greater than its fair value at September 30, 2023. To determine fair value of the Aviation reporting unit at September 30, 2023, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with Cobra Aviation, resulting in a $1.8 million impairment charge for the three and nine months ended September 30, 2023.

Intangible Assets

The Company had the following finite lived intangible assets recorded (in thousands):

	September 30,	December 31,
	2023	2022
Trade names	7,730	7,850
Less: accumulated amortization - trade names	(6,624)	(6,068)
Intangible assets, net	$1,106	$1,782

Amortization expense for intangible assets was $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2023 and 2022, respectively. The original life of trade names is 10 years as of September 30, 2023 with a remaining average useful life of 1.9 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2023	$193
2024	704
2025	85
2026	85
2027	39
Thereafter	—
$1,106

8.    Equity Method Investment
On December 21, 2018, Cobra Aviation Services LLC (“Cobra Aviation”) and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment Leasing, Inc. (“Brim Equipment”) for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns three commercial helicopters and leases five commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.8 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.7 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and ($0.1) million for the three and nine months ended September 30, 2022, respectively, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	September 30,	December 31,
	2023	2022
State and local taxes payable	$13,289	$13,336
Sale-leaseback liability(a)	4,401	4,501
Accrued compensation and benefits	3,889	6,743
Equipment financing note	2,506	2,329
Financing leases	1,863	4,003
Insurance reserves	1,357	1,509
Deferred revenue	750	7,550
Financed insurance premiums(b)	402	10,136
Other	2,051	2,190
Total accrued expenses and other current liabilities	$30,508	$52,297

Other Long-Term Liabilities
Equipment financing note(c)	$4,239	$6,047
Sale-leaseback liability(a)	3,352	6,836
Financing leases	1,989	2,602
Total other long-term liabilities	$9,580	$15,485
a.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36 month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of September 30, 2023, the applicable interest rates associated with financed insurance premiums ranged from 5.13% to 6.75%. As of December 31, 2022, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 5.13%.
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Debt
PNC Revolving Credit Facility

On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National
Association, as a lender and as administrative agent for the lenders, as subsequently further amended (the “existing revolving credit facility”).

As of September 30, 2023, the applicable financial covenants under the existing revolving credit facility were as follows:

• the fixed charge coverage ratio was 1.1 to 1.0; and
• the minimum excess availability covenant was $10.0 million.

The Company was in compliance with the applicable financial covenants under its revolving credit facility in effect as of
September 30, 2023 and December 31, 2022.

At September 30, 2023, there were outstanding borrowings under the existing revolving credit facility of $69.0 million, the borrowing base was $96.4 million and there was $11.0 million of available borrowing capacity under the facility, after giving effect to $6.4 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity. At December 31, 2022, there were outstanding borrowings under the existing revolving credit facility of $83.5 million, the borrowing base was $119.8 million and there was $19.7 million of borrowing capacity under the facility, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a
$10.0 million reserve out of the available borrowing capacity.

New Revolving Credit Facility and New Term Credit Facility

On October 16, 2023, the Company entered into the new revolving credit facility and the new term credit facility (each as defined below), which refinanced in full the Company’s indebtedness outstanding under the existing revolving credit facility. On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders (“Fifth Third”), as may be subsequently amended (the “new revolving credit facility”). The new revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the new revolving credit facility are secured by the Company's assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the new revolving credit facility. The new revolving credit facility also contains various affirmative and restrictive covenants. Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the new revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of October 16, 2023, the financial covenant under the new revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during a Financial Covenant Period (as defined in the new revolving credit facility).

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The new term credit facility provides for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility are secured by the Company’s assets, inclusive of the subsidiary companies. The new term credit facility also contains various affirmative and restrictive covenants. Interest under the new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%, as such margin may be increased pursuant to the terms of the new term credit facility; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder.

In particular, under the new term credit facility, the Company is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof.

At October 16, 2023, there were outstanding borrowings under (i) the new revolving credit facility of approximately $28.1 million and the borrowing base was approximately $35.1 million, leaving $7.0 million for future borrowings (after giving effect to the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity) and (ii) the new term credit facility of $45 million.

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028.

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

11.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns two helicopters and support equipment and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2023.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash expenses:
Compensation and benefits	$3,392	$3,676	$11,665	$9,796
Professional services	4,684	3,706	10,889	10,067
Other(a)	2,105	2,059	5,884	6,127
Total cash SG&A expense	10,181	9,441	28,438	25,990
Non-cash expenses:
Change in provision for expected credit losses	11	3	(414)	(112)
Stock based compensation	219	241	1,127	682
Total non-cash SG&A expense	230	244	713	570
Total SG&A expense	$10,411	$9,685	$29,151	$26,560
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

13.    Income Taxes
The Company recorded income tax expense of $9.0 million for the nine months ended September 30, 2023 compared to income tax expense of $11.4 million for the nine months ended September 30, 2022. The Company’s effective tax rates were 76% and 189% for the nine months ended September 30, 2023 and 2022, respectively.

The effective tax rates for the nine months ended September 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease expense consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,928	$1,668	$5,568	$5,189
Short-term lease expense	37	14	476	72
Finance lease expense:
Amortization of right-of-use assets	445	447	1,579	1,252
Interest on lease liabilities	38	44	135	138
Total lease expense	$2,448	$2,173	$7,758	$6,651

Supplemental balance sheet information related to leases as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$11,147	$10,656
Current operating lease liability	6,081	5,447
Long-term operating lease liability	4,912	4,913
Finance leases:
Property, plant and equipment, net	$4,133	$7,267
Accrued expenses and other current liabilities	1,863	4,003
Other liabilities	1,989	2,602

Other supplemental information related to leases for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,826	$1,416	$5,419	$5,011
Operating cash flows from finance leases	38	44	135	138
Financing cash flows from finance leases	869	456	3,547	1,365
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,338	$339	$5,554	$3,158
Finance leases	201	—	507	—

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.5 years	2.9 years
Finance leases	2.4 years	2.0 years
Weighted-average discount rate:
Operating leases	8.2%	4.1%
Finance leases	4.6%	4.3%

Maturities of lease liabilities as of September 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$1,986	$880
2024	6,185	1,316
2025	2,725	809
2026	725	1,067
2027	174	—
Thereafter	450	—
Total lease payments	12,245	4,072
Less: Present value discount	1,252	220
Present value of lease payments	$10,993	$3,852

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.8 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively, and $2.4 million for each of the nine months ended September 30, 2023 and 2022, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.    (Loss) Earnings Per Share

    Reconciliations of the components of basic and diluted net (loss) earnings per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(1,088)	$7,726	$2,793	$(5,388)
Weighted average common shares outstanding	47,942	47,312	47,721	47,129
Basic (loss) earnings per share	$(0.02)	$0.16	$0.06	$(0.11)

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(1,088)	$7,726	$2,793	$(5,388)
Weighted average common shares, including dilutive effect(a)	47,942	47,843	47,973	47,129
Diluted (loss) earnings per share	$(0.02)	$0.16	$0.06	$(0.11)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended September 30, 2023 and nine months ended September 30, 2022 as their effect was antidilutive under the treasury stock method.

16.    Equity Based Compensation
Upon formation of certain operating entities by Wexford and Gulfport Energy Corporation, specified members of management (the “Specified Members”) and certain non-employee members (the “Non-Employee Members”) were granted the right to receive distributions from the operating entities after the contribution member’s unreturned capital balance was recovered (referred to as “Payout” provision).

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

17.    Stock Based Compensation
The Mammoth Energy Services, Inc. 2016 Incentive Plan, as amended (the “2016 Plan”), authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There was a maximum of 4.5 million shares of common stock reserved for issuance under the 2016 Plan, of which 0.6 million shares of common stock remain available for future grants under the 2016 Plan as of September 30, 2023.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2022	1,128,205	$1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested shares as of December 31, 2022	728,310	1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested shares as of September 30, 2023	302,383	$5.06

As of September 30, 2023, there was $1.1 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

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

Following is a summary of related party transactions (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2023	2022	2023	2022	2023	2022
		REVENUES				ACCOUNTS RECEIVABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$93	$81	391	234	$101	$217
Panther and El Toro	(b)	159	274	450	790	159	—
Other Relationships		—	—	—	—	6	6
		$252	$355	$841	$1,024	$266	$223
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
		2023	2022	2023	2022	2023	2022
		COST OF REVENUE				ACCOUNTS PAYABLE
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	$—	$17	$7	$57	$—	$3
The Company and Caliber	(b)	93	89	273	268	—	—
Other Relationships		27	36	80	80	—	—
		$120	$142	$360	$405	$—	$3

a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investments named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investments is an entity controlled by Wexford, which owns approximately 47% of the Company’s outstanding common stock. Leopard leases a helicopter to Brim Equipment and Cobra Aviation leases the two helicopters purchased as part of these transactions to Brim Equipment under the terms of aircraft lease and management agreements. ARS was subsequently sold to a third party in July 2023. See Note 4 for further discussion.

19.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of September 30, 2023.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of September 30, 2023 and December 31, 2022, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of September 30, 2023 and December 31, 2022, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of of September 30, 2023 and December 31, 2022, accrued claims were $1.4 million and $1.5 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2023 and December 31, 2022, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of September 30, 2023 and December 31, 2022, the Company did not have any accrued claims for directors and officers liability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. As of September 30, 2023 and December 31, 2022, accrued claims were $1.4 million and $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of September 30, 2023 and December 31, 2022 and no expense was recognized during the nine months ended September 30, 2023 or 2022 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2023 and December 31, 2022, outstanding performance and payment bonds totaled $11.2 million and $8.6 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.7 million as of September 30, 2023. There were $0.6 million in outstanding bid bonds as of September 30, 2023 and no outstanding bid bonds as of December 31, 2022.

Litigation

As of September 30, 2023, PREPA owed the Company approximately $213.4 million for services performed, excluding $186.0 million of interest charged on these delinquent balances as of September 30, 2023. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company's then existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 16, 2023. On August 22, 2023, PREPA paid Cobra approximately $2.0 million, all of which was used to reduce outstanding borrowings under the Company's then existing revolving credit facility. On August 30, 2023, Cobra filed an informative motion with the Court regard the status of the approved, but unpaid invoices. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on September 18, 2023. In this Court ordered response, PREPA informed the Court that the approved, but unpaid invoices were in the process of being entered into PREPA’s system for payment. On September 22, 2023 and October 10, 2023, PREPA made payments to Cobra of approximately $0.8 million and $5.7 million, respectively, all of which was used to reduce outstanding borrowings under the Company’s then existing revolving credit facility, which the Company refinanced on October 16, 2023. See Note 10. Debt—New Revolving Credit Facility and New Term Credit Facility. On October 16, 2023 and October 25, 2023, PREPA made additional payments to Cobra of approximately $1.7 million and $1.2 million. Also on October 16, 2023, pursuant to Court’s prior order, the parties submitted a further join status report. In the joint status report, PREPA informed the Court that, among other things, it intended to process and submit to COR3 for reimbursement the remaining approximately $81 million in approved, but unpaid invoices. In addition, the parties informed the Court that the parties were engaged in mediation to resolve open disputes with respect to other unpaid invoices. On October 19, 2023, the Court entered an order continuing the stay through the earlier of January 31, 2024, and the termination of the mediation, directing the parties to file a further status report (i) addressing the status of each approved, but unpaid invoice that has not been submitted to COR3 and the reason(s) for the delay in submission of such invoices, (ii) providing any available information concerning the projected timing of payments of the approved, but

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unpaid invoices and (iii) proposing any litigation schedule that the parties believe to be necessary with respect to the approved, but unpaid invoices with the Court by December 1, 2023, and if the disputes have not been resolved through payment or mediation by January 15, 2024, directed the parties to file a status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 Determination Memorandums, (ii) a summary of the outstanding unpaid amounts and (iii) whether the parties are actively engaged in mediation to resolve the outstanding issues by January 16, 2024.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition and a hearing is scheduled for January 2024. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Streahla and Layton moved to dismiss the complaint, which is currently pending. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During the nine months ended September 30, 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During the nine months ended September 30, 2023, the Company recognized an estimated liability related to these complaints, which is included in “Accounts payable” in the unaudited condensed consolidated balance sheet at September 30, 2023. The amount required to resolve these matters may ultimately increase or decrease from our estimated amount as the matters progress.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the nine months ended September 30, 2023 and 2022, the Company paid $1.5 million and $1.4 million, respectively, in contributions to the plan.

20.    Reporting Segments
As of September 30, 2023, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s Chief Operating Decision Maker function (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of September 30, 2023, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$20,166	$26,712	$10,633	$2,820	$4,628	$—	$64,959
Intersegment revenues	161	—	—	2	909	(1,072)	—
Total revenue	20,327	26,712	10,633	2,822	5,537	(1,072)	64,959
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	17,528	22,042	6,977	2,599	3,671	—	52,817
Intersegment cost of revenues	325	10	—	109	628	(1,072)	—
Total cost of revenue	17,853	22,052	6,977	2,708	4,299	(1,072)	52,817
Selling, general and administrative	1,579	6,495	1,224	389	724	—	10,411
Depreciation, depletion, amortization and accretion	3,971	1,557	2,836	1,222	1,647	—	11,233
(Gains) losses on disposal of assets, net	(2,016)	(311)	—	(138)	15	—	(2,450)
Impairment of goodwill	—	—	—	—	1,810	—	1,810
Operating loss	(1,060)	(3,081)	(404)	(1,359)	(2,958)	—	(8,862)
Interest expense, net	774	1,647	117	151	187	—	2,876
Other income, net	—	(11,348)	(6)	—	(2,734)	—	(14,088)
(Loss) income before income taxes	$(1,834)	$6,620	$(515)	$(1,510)	$(411)	$—	$2,350

Three Months Ended September 30, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$51,378	$33,296	$12,910	$3,118	$6,500	$—	$107,202
Intersegment revenues	154	—	—	—	468	(622)	—
Total revenue	51,532	33,296	12,910	3,118	6,968	(622)	107,202
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	35,414	26,495	9,206	2,695	4,646	—	78,456
Intersegment cost of revenues	403	17	—	109	93	(622)	—
Total cost of revenue	35,817	26,512	9,206	2,804	4,739	(622)	78,456
Selling, general and administrative	2,390	4,968	1,076	305	946	—	9,685
Depreciation, depletion, amortization and accretion	4,772	3,969	2,865	1,598	2,638	—	15,842
(Gains) losses on disposal of assets, net	(339)	73	—	(286)	(47)	—	(599)
Operating income (loss)	8,892	(2,226)	(237)	(1,303)	(1,308)	—	3,818
Interest expense, net	531	2,047	212	154	318	—	3,262
Other income, net	(345)	(10,304)	(3)	—	(337)	—	(10,989)
Income (loss) before income taxes	$8,706	$6,031	$(446)	$(1,457)	$(1,289)	$—	$11,545

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$114,810	$83,308	$34,643	$7,972	$15,977	$—	$256,710
Intersegment revenues	400	—	25	9	1,710	(2,144)	—
Total revenue	115,210	83,308	34,668	7,981	17,687	(2,144)	256,710
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	93,158	67,810	21,905	7,246	11,942	—	202,061
Intersegment cost of revenues	1,029	29	—	326	760	(2,144)	—
Total cost of revenue	94,187	67,839	21,905	7,572	12,702	(2,144)	202,061
Selling, general and administrative	5,847	17,091	2,682	1,039	2,492	—	29,151
Depreciation, depletion, amortization and accretion	13,288	7,366	6,397	3,873	5,915	—	36,839
Gains on disposal of assets, net	(2,016)	(439)	(16)	(138)	(675)	—	(3,284)
Impairment of goodwill	—	—	—	—	1,810	—	1,810
Operating income (loss)	3,904	(8,549)	3,700	(4,365)	(4,557)	—	(9,867)
Interest expense, net	2,527	5,361	422	481	594	—	9,385
Other expense (income), net	1	(28,713)	(12)	—	(2,327)	—	(31,051)
Income (loss) before income taxes	$1,376	$14,803	$3,290	$(4,846)	$(2,824)	$—	$11,799

Nine Months Ended September 30, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$118,580	$81,892	$35,098	$7,922	$15,686	$—	$259,178
Intersegment revenues	643	—	2,450	22	1,044	(4,159)	—
Total revenue	119,223	81,892	37,548	7,944	16,730	(4,159)	259,178
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	88,740	67,190	26,701	7,100	11,991	—	201,722
Intersegment cost of revenues	3,419	49	—	430	265	(4,163)	—
Total cost of revenue	92,159	67,239	26,701	7,530	12,256	(4,163)	201,722
Selling, general and administrative	6,314	14,056	2,774	874	2,542	—	26,560
Depreciation, depletion, amortization and accretion	17,963	12,495	6,717	4,929	8,381	—	50,485
Gains on disposal of assets, net	(547)	(795)	(90)	(286)	(2,020)	—	(3,738)
Operating income (loss)	3,334	(11,103)	1,446	(5,103)	(4,429)	4	(15,851)
Interest expense, net	1,324	5,345	552	379	670	—	8,270
Other (income) expense, net	(345)	(29,948)	(10)	—	128	—	(30,175)
Income (loss) before income taxes	$2,355	$13,500	$904	$(5,482)	$(5,227)	$4	$6,054

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of September 30, 2023:
Total assets	$60,649	$461,731	$125,608	$17,403	$90,306	$(69,721)	$685,976
As of December 31, 2022:
Total assets	$82,897	$450,841	$129,467	$21,755	$120,164	$(80,446)	$724,678

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
21.    Subsequent Events
Subsequent to September 30, 2023, the Company issued an additional performance and payment bond totaling $2.7 million related to its infrastructure segment.
On October 16, 2023, the Company entered into the new revolving credit facility and the new term credit facility, which refinanced in full its indebtedness outstanding under the existing credit facility and terminated such existing credit facility. See Note 10—Debt—New Revolving Credit Facility and New Term Credit Facility for additional information regarding the new revolving credit facility and the new term loan.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are predominantly driven by the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. We expect these factors to continue through the end of 2023. We are currently operating one of our six pressure pumping fleets. Despite this short-term softness, however, we are seeing indications that activity levels will begin to ramp back up in 2024, creating the opportunity to reactivate additional fleets, if appropriate. The ongoing war in Ukraine and the recent Israel-Hamas war, however, could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

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

Natural Sand Proppant Industry
    In our natural sand proppant services business, we experienced a significant decline in demand for our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages have negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale was also strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. Notwithstanding the foregoing, our sand business remained resilient during the second quarter of 2023. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the third quarter of 2023. We expect these factors to continue through at least the end of 2023.

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

During 2022, operational improvements combined with increased crew count drove enhanced results in our infrastructure services division. Although our average crew count declined slightly from approximately 93 crews throughout the fourth quarter of 2022 to approximately 85 crews throughout 2023, operational efficiencies drove improved results. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector and expect bidding activity to ramp up in late 2023 and into 2024. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Our infrastructure services business has been adversely impacted by the outstanding amounts owed to us by the Puerto Rico Electric Power Authority, or PREPA, for services performed by our subsidiary, Cobra Acquisitions LLC, or Cobra, in Puerto Rico to restore PREPA’s electrical grid damaged by Hurricane Maria. As of September 30, 2023, PREPA owed us approximately $213.4 million for services performed excluding approximately $186.0 million of interest charged on these delinquent balances. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. On September 30, 2019, we filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to us by PREPA, which motion was stayed by the Court. On March 25, 2020, we filed an urgent motion to modify the stay order and allow our recovery of approximately $62 million in claims related to a tax gross-up provision contained in the first contract. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status report by June 7, 2021. On April 6, 2021, we filed a motion to lift the stay order. Following this filing, PREPA initiated discussion with Cobra, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would be releasing a report in the near future relating to the first contract. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with our aid, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court denied Cobra’s April 6, 2021 motion to lift the stay order, extended the stay of our motion seeking recovery of amounts owed to Cobra and directed the parties to file an additional joint status report, which was filed on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA has filed first-level administrative appeals of the November 21, 2022 and December 21, 2022 Determination Memorandums. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memorandums regarding the second contract, (ii) the status of the criminal proceedings against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under our then existing revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 16, 2023. On August 22, 2023, PREPA paid Cobra approximately $2.0 million, all of which was used to reduce outstanding borrowings under the Company’s then existing revolving credit facility. On August 30, 2023, Cobra filed an informative motion with the Court regard the status of the approved, but unpaid invoices. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on September 18, 2023. In this Court ordered response, PREPA informed the Court that the approved, but unpaid invoices were in the process of being entered into PREPA’s system for payment. On September 22, 2023 and October 10, 2023, PREPA made payments to Cobra of approximately $0.8 million and $5.7 million, respectively, all of which was used to reduce outstanding borrowings under the Company’s then existing revolving credit facility, which the Company refinanced on October 16, 2023. See Note 10—Debt—New Revolving Credit Facility and New Term Credit Facility and “—Liquidity and Capital Resources—New Revolving Credit Facility and New Term Credit Facility” included in this report. On October 16, 2023 and October 25, 2023, PREPA made additional payments to Cobra of approximately $1.7 million and $1.2 million. Also on October 16, 2023, pursuant to Court’s prior order, the parties submitted a further join status report. In the joint status report, PREPA informed the Court that, among other things, it intended to process and submit to COR3 for reimbursement the remaining approximately $81 million in approved, but unpaid invoices. In addition, the parties informed the Court that the parties were engaged in mediation to resolve open disputes with respect to other unpaid invoices. On October 19, 2023, the Court entered an order continuing the stay through the earlier of January 31, 2024, and the termination of the mediation, directing the parties to file a further status report (i) addressing the status of each approved, but unpaid invoice that has not been submitted to COR3 and the reason(s) for the delay in submission of such invoices, (ii) providing any available information concerning the projected timing of payments of the approved, but unpaid invoices and (iii) proposing any litigation schedule that the parties believe to be necessary with respect to the approved, but unpaid invoices with the Court by December 1, 2023, and if the disputes have not been resolved through payment or mediation by January 15, 2024, directed the parties to file a status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 Determination Memorandums, (ii) a summary of the outstanding unpaid amounts and (iii) whether the parties are actively engaged in mediation to resolve the outstanding issues by January 16, 2024.

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

Third Quarter 2023 Financial Overview and Other Recent Developments

•Revenue for the third quarter of 2023 decreased by $42.2 million, or 39%, to $65.0 million from $107.2 million for the third quarter of 2022. The decrease in total revenue is primarily attributable to declines in well completions and infrastructure services revenues.

•Net loss for the third quarter of 2023 was $1.1 million, or $0.02 loss per diluted share, as compared to net income of $7.7 million, or $0.16 income per diluted share, for the third quarter of 2022. The decrease in net income is primarily attributable to declines in utilization for our well completion and infrastructure services.

•Adjusted EBITDA (as defined and reconciled below) for the third quarter of 2023 decreased by $16.4 million, or 55%, to $13.4 million from $29.8 million for the third quarter of 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•On October 16, 2023, we entered into the new revolving credit facility and the new term credit facility, in each case maturing on the specified date in 2028, subject to the terms and conditions thereof, which facilities refinanced in full our indebtedness outstanding under the then existing credit facility. See “—Liquidity and Capital Resources—New Revolving Credit Facility and New Term Credit Facility” for additional information regarding the new revolving credit facility and the new term loan.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Revenue:
Well completion services	$20,327	$51,532
Infrastructure services	26,712	33,296
Natural sand proppant services	10,633	12,910
Drilling services	2,822	3,118
Other services	5,537	6,968
Eliminations	(1,072)	(622)
Total revenue	64,959	107,202

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $3,970 and $4,767, respectively, for the three months ended September 30, 2023 and 2022)	17,853	35,817
Infrastructure services (exclusive of depreciation and amortization of $1,555 and $3,966, respectively, for the three months ended September 30, 2023 and 2022)	22,052	26,512
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,836 and $2,863, respectively, for the three months ended September 30, 2023 and 2022)	6,977	9,206
Drilling services (exclusive of depreciation and amortization of $1,222 and $1,597, respectively, for the three months ended September 30, 2023 and 2022)	2,708	2,804
Other services (exclusive of depreciation and amortization of $1,647 and $2,638, respectively, for the three months ended September 30, 2023 and 2022)	4,299	4,739
Eliminations	(1,072)	(622)
Total cost of revenue	52,817	78,456
Selling, general and administrative expenses	10,411	9,685
Depreciation, depletion, amortization and accretion	11,233	15,842
Gains on disposal of assets, net	(2,450)	(599)
Impairment of goodwill	1,810	—
Operating (loss) income	(8,862)	3,818
Interest expense, net	(2,876)	(3,262)
Other income, net	14,088	10,989
Income before income taxes	2,350	11,545
Provision for income taxes	3,438	3,819
Net (loss) income	$(1,088)	$7,726

    Revenue. Revenue for the three months ended September 30, 2023 decreased $42.2 million, or 39%, to $65.0 million from $107.2 million for the three months ended September 30, 2022. The decrease in total revenue is primarily attributable to a declines in well completions and infrastructure services revenue during the three months ended September 30, 2023. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue decreased $31.2 million, or 61%, to $20.3 million for the three months ended September 30, 2023 from $51.5 million for the three months ended September 30, 2022. The decrease in our well completion services revenue was primarily driven by a 70% decrease in the number of stages completed from 1,897 for the three months ended September 30, 2022 to 577 for the three months ended September 30, 2023 as well as a 62% decrease in sand and chemical materials revenue. An average of 1.2 of our fleets were active for the three months ended September 30, 2023 as compared to an average of 3.5 fleets for the three months ended September 30, 2022.

    Infrastructure Services. Infrastructure services division revenue decreased $6.6 million, or 20%, to $26.7 million for the three months ended September 30, 2023 from $33.3 million for the three months ended September 30, 2022. The decrease in revenue was primarily due to a decline in average crew count from 96 crews for the three months ended September 30, 2022 to 81 crews for the three months ended September 30, 2023.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $2.3 million, or 18%, to $10.6 million for the three months ended September 30, 2023, from $12.9 million for the three months ended September 30, 2022 primarily due to declines in freight and shortfall revenue. This decrease was partially offset by a 1% increase in the average price per ton of sand sold from $29.95 per ton during the three months ended September 30, 2022 to $30.18 per ton during the three months ended September 30, 2023, and a 3% increase in tons of sand sold from 341,272 tons for the three months ended September 30, 2022 to 352,276 tons for the three months ended September 30, 2023.

Drilling Services. Drilling services division revenue decreased $0.3 million, or 10%, to $2.8 million for the three months ended September 30, 2023 as compared to $3.1 million for the three months ended September 30, 2022. The decrease is primarily due to decreased utilization for our directional drilling business from 46% for the three months ended September 30, 2022 to 37% for the three months ended September 30, 2023.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, decreased approximately $1.5 million, or 21%, to $5.5 million for the three months ended September 30, 2023, from $7.0 million for the three months ended September 30, 2022. Inter-segment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, was $0.9 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.

An average of 210 pieces of equipment were rented to customers during the three months ended September 30, 2023, a decrease from an average of 255 pieces of equipment rented to customers during the three months ended September 30, 2022. Additionally, utilization for remote accommodations business declined.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $25.7 million from $78.5 million, or 73% of total revenue, for the three months ended September 30, 2022 to $52.8 million, or 81% of total revenue, for the three months ended September 30, 2023. The decrease is primarily due to a decline in activity in our well completions and infrastructure services divisions. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $17.9 million, or 50%, to $17.9 million for the three months ended September 30, 2023 from $35.8 million for the three months ended September 30, 2022, primarily due to a decrease in utilization of our fleets. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $4.0 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, was 88% and 70% for the three months ended September 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $4.4 million, or 17%, to $22.1 million for the three months ended September 30, 2023 from $26.5 million for the three months ended September 30, 2022, primarily due to a decrease in activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $1.6 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, was 83% and 80% for the three months ended September 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to an increase in labor costs as a percentage of revenue.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2.2 million, to $7.0 million for the three months ended September 30, 2023 from $9.2 million for the three months ended September 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.8 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, was 66% and 71% for the three months ended September 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to a decline in rail expense.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.1 million, or 4%, to $2.7 million for the three months ended September 30, 2023 from $2.8 million for the three months ended September 30, 2022. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.2 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, was 96% and 90% for the three months ended September 30, 2023 and 2022, respectively. The increase is primarily due to a decrease in utilization of our directional drilling services, resulting in a higher ratio of fixed costs to variable costs.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.4 million, or 9%, to $4.3 million for the three months ended September 30, 2023 from $4.7 million for the three months ended September 30, 2022 primarily due to decreased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $1.6 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, was 78% and 68% for the three months ended September 30, 2023 and 2022, respectively. The increase is primarily due to a decrease in utilization, resulting in a higher ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $0.7 million, or 7%, to $10.4 million for the three months ended September 30, 2023 from $9.7 million for the three months ended September 30, 2022 primarily due to an increase in professional fees. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Cash expenses:
Compensation and benefits	$3,392	$3,676
Professional services	4,684	3,706
Other(a)	2,105	2,059
Total cash SG&A expense	10,181	9,441
Non-cash expenses:
Change in provision for expected credit losses	11	3
Stock based compensation	219	241
Total non-cash SG&A expense	230	244
Total SG&A expense	$10,411	$9,685
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $4.6 million, or 29%, to $11.2 million for the three months ended September 30, 2023 from $15.8 million for the three months ended September 30, 2022. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $2.4 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.

Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill as of September 30, 2023. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value at September 30, 2023, resulting in impairment expense of $1.8 million for the three months ended September 30, 2023.

    Operating Loss. We reported operating loss of $8.9 million for the three months ended September 30, 2023 compared to operating income of $3.8 million for the three months ended September 30, 2022. The increase in operating loss is primarily due to a decline in activity for our well completions division.

    Interest Expense, Net. Interest expense, net decreased $0.4 million, or 12%, to $2.9 million for the three months ended September 30, 2023 from $3.3 million for the three months ended September 30, 2022. The decline is primarily due to a decrease in average borrowings outstanding under our revolving credit facility, which was partially offset by an increase in the interest rate under our revolving credit facility.

    Other Income, Net. Other income increased $3.1 million to $14.1 million for the three months ended September 30, 2023 compared to $11.0 million for the three months ended September 30, 2022. We recognized interest on trade accounts receivable of $11.4 million for the three months ended September 30, 2023 compared to $10.5 million for the three months ended September 30, 2022. Additionally, on July 13, 2023, we sold all of our equity interests in ARS resulting in a $2.1 million gain on sale.

    Income Taxes. We recorded income tax expense of $3.4 million on pre-tax income of $2.4 million for the three months ended September 30, 2023 compared to $3.8 million on pre-tax income of $11.5 million for the three months ended September 30, 2022. Our effective tax rates were 146% and 33% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and goodwill impairment.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Revenue:
Well completion services	$115,210	$119,223
Infrastructure services	83,308	81,892
Natural sand proppant services	34,668	37,548
Drilling services	7,981	7,944
Other services	17,687	16,730
Eliminations	(2,144)	(4,159)
Total revenue	256,710	259,178

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $13,281 and $17,944, respectively, for the nine months ended September 30, 2023 and 2022)	94,187	92,159
Infrastructure services (exclusive of depreciation and amortization of $7,359 and $12,477, respectively, for the nine months ended September 30, 2023 and 2022)	67,839	67,239
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $6,395 and $6,711, respectively, for the nine months ended September 30, 2023 and 2022)	21,905	26,701
Drilling services (exclusive of depreciation of $3,873 and $4,928, respectively, for the nine months ended September 30, 2023 and 2022)	7,572	7,530
Other services (exclusive of depreciation and amortization of $5,913 and $8,378, respectively, for the nine months ended September 30, 2023 and 2022)	12,702	12,256
Eliminations	(2,144)	(4,163)
Total cost of revenue	202,061	201,722
Selling, general and administrative expenses	29,151	26,560
Depreciation, depletion, amortization and accretion	36,839	50,485
Gains on disposal of assets, net	(3,284)	(3,738)
Impairment of goodwill	1,810	—
Operating loss	(9,867)	(15,851)
Interest expense, net	(9,385)	(8,270)
Other income, net	31,051	30,175
Income before income taxes	11,799	6,054
Provision for income taxes	9,006	11,442
Net income (loss)	$2,793	$(5,388)

    Revenue. Revenue for the nine months ended September 30, 2023 decreased $2.5 million, or 1%, to $256.7 million from $259.2 million for the nine months ended September 30, 2022. The decrease in total revenue is primarily attributable to decreases in well completion services and natural sand proppant services revenue, partially offset by increases in infrastructure and other services revenue. Revenue by operating division was as follows:

Well Completion Services. Well completion services division revenue decreased $4.0 million, or 3%, to $115.2 million for the nine months ended September 30, 2023 from $119.2 million for the nine months ended September 30, 2022. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.4 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The decrease in our well completion services revenue was primarily driven by a decrease in pressure pumping services utilization. The number of stages completed decreased 18% to 3,551 for the nine months ended September 30, 2023 from 4,312 for the nine months ended September 30, 2022. Additionally, sand and chemical materials revenue decreased 17% during the nine months ended September 30, 2023. An average of 2.1 of our six fleets were active for the nine months ended September 30, 2023 as compared to an average of 2.9 fleets for the nine months ended September 30, 2022.

Infrastructure Services. Infrastructure services division revenue increased $1.4 million, or 2%, to $83.3 million for the nine months ended September 30, 2023 from $81.9 million for the nine months ended September 30, 2022. The increase in revenue was primarily due to an increase in storm restoration activity and an increase in engineering revenue as a result of increased activity. Average crew count was 85 crews for the nine months ended September 30, 2023 as compared to 90 crews for the nine months ended September 30, 2022.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $2.8 million, or 7%, to $34.7 million for the nine months ended September 30, 2023, from $37.5 million for the nine months ended September 30, 2022. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was a nominal amount for the nine months ended September 30, 2023 and $2.4 million, or 7% of total sand revenue, for the nine months ended September 30, 2022.

The decrease in our natural sand proppant services revenue was primarily due to declines in freight and shortfall revenue, which was partially offset by a 16% increase in the average sales price per ton of sand sold from $26.15 per ton during the nine months ended September 30, 2022 to $30.44 per ton during the nine months ended September 30, 2023 and an 11% increase in tons of sand sold from approximately 1,019,740 tons for the nine months ended September 30, 2022 to approximately 1,127,556 tons for the nine months ended September 30, 2023.

Drilling Services. Drilling services division revenue increased $0.1 million, or 1%, to $8.0 million for the nine months ended September 30, 2023 from $7.9 million for the nine months ended September 30, 2022. The increase in our drilling services revenue was primarily attributable to increased pricing, which was offset by a decrease in utilization for our directional drilling business from 43% during the nine months ended September 30, 2022 to 42% during the nine months ended September 30, 2023.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, crude oil hauling, remote accommodation and equipment manufacturing businesses, increased $1.0 million, or 6%, to $17.7 million for the nine months ended September 30, 2023 from $16.7 million for the nine months ended September 30, 2022. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $1.7 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The increase in our other services revenue was primarily due to an increase in utilization for our equipment rental business. An average of 250 pieces of equipment was rented to customers during the nine months ended September 30, 2023, an increase of 4% from an average of 240 pieces of equipment rented to customers during the nine months ended September 30, 2022. Additionally, utilization for remote accommodations business increased.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, increased $0.4 million from $201.7 million, or 78% of total revenue, for the nine months ended September 30, 2022 to $202.1 million, or 79% of total revenue, for the nine months ended September 30, 2023. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, increased $2.0 million, or 2%, to $94.2 million for the nine months ended September 30, 2023 from $92.2 million for the nine months ended September 30, 2022. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $13.3 million and $18.0 million for the nine months ended September 30, 2023 and 2022, respectively, was 82% and 77% for the nine months ended September 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to increases in labor and maintenance costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.6 million, or 1%, to $67.8 million for the nine months ended September 30, 2023 from $67.2 million for the nine months ended September 30, 2022. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $7.4 million and $12.5 million, respectively, for the nine months ended September 30, 2023 and 2022 was 81% and 82% for the nine months ended September 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an increase in storm restoration activity, which produces higher margins compared to distribution work.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $4.8 million, or 18%, from $26.7 million for the nine months ended September 30, 2022 to $21.9 million for the nine months ended September 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $6.4 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively, was 63% and 71% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cost as a percentage of revenue is primarily due to a 16% increase in average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.1 million, or 1%, from $7.5 million for the nine months ended September 30, 2022 to $7.6 million for the nine months ended September 30, 2023. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $3.9 million and $4.9 million, for the nine months ended September 30, 2023 and 2022, respectively, was 95% for each of the nine months ended September 30, 2023 and 2022.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.4 million, or 3%, from $12.3 million for the nine months ended September 30, 2022 to $12.7 million for the nine months ended September 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $5.9 million and $8.4 million for the nine months ended September 30, 2023 and 2022, respectively, was 72% and 73% for the nine months ended September 30, 2023 and 2022, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization for our equipment rental and accommodations businesses, resulting in a lower ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $2.6 million, or 10%, to $29.2 million for the nine months ended September 30, 2023 from $26.6 million for the nine months ended September 30, 2022 primarily due to an increase in compensation expenses. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash expenses:
Compensation and benefits	$11,665	$9,796
Professional services	10,889	10,067
Other(a)	5,884	6,127
Total cash SG&A expenses	28,438	25,990
Non-cash expenses:
Change in provision for expected credit losses	(414)	(112)
Stock based compensation	1,127	682
Total non-cash SG&A expenses	713	570
Total SG&A expenses	$29,151	$26,560
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $13.7 million to $36.8 million for the nine months ended September 30, 2023 from $50.5 million for the nine months ended September 30, 2022. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $3.3 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill as of September 30, 2023. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value at September 30, 2023, resulting in impairment expense of $1.8 million for the nine months ended September 30, 2023.

    Operating Loss. We reported an operating loss of $9.9 million for the nine months ended September 30, 2023 compared to $15.9 million for the nine months ended September 30, 2022. The reduced operating loss was primarily due to a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense, Net. Interest expense, net increased $1.1 million, or 13%, to $9.4 million for the nine months ended September 30, 2023 from $8.3 million for the nine months ended September 30, 2022 primarily due to an increase in the interest rate under our revolving credit facility, which was partially offset by a decrease in average borrowings outstanding under our revolving credit facility.

    Other Income, Net. We recognized other income, net of $31.1 million during the nine months ended September 30, 2023 compared to other income, net of $30.2 million for the nine months ended September 30, 2022. We recognized interest on trade accounts receivable of $33.9 million for the nine months ended September 30, 2023 compared to $30.5 million for nine months ended September 30, 2022. Additionally, on July 13, 2023, we sold all of our equity interests in ARS resulting in a $2.1 million gain on the sale.

    Income Taxes. We recorded income tax expense of $9.0 million on pre-tax income of $11.8 million for the nine months ended September 30, 2023 compared to an income tax expense of $11.4 million on pre-tax losses of $6.1 million for the nine months ended September 30, 2022. Our effective tax rate was 76% for the nine months ended September 30, 2023 compared to 189% for the nine months ended September 30, 2022. The effective tax rates for the nine months ended September 30, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains (losses) on disposal of assets, impairment of goodwill, stock based compensation, interest expense, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2023	2022
Net (loss) income	$(1,088)	$7,726	$2,793	$(5,388)
Depreciation, depletion, amortization and accretion expense	11,233	15,842	36,839	50,485
Gains on disposal of assets, net	(2,450)	(599)	(3,284)	(3,738)
Impairment of goodwill	1,810	—	1,810	—
Stock based compensation	219	241	1,127	682
Interest expense, net	2,876	3,262	9,385	8,270
Other income, net	(14,088)	(10,989)	(31,051)	(30,174)
Provision for income taxes	3,438	3,819	9,006	11,442
Interest on trade accounts receivable	11,443	10,468	33,897	30,490
Adjusted EBITDA	$13,393	$29,770	$60,522	$62,069

Well Completion Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2023	2022
Net (loss) income	$(1,834)	$8,706	$1,376	$2,357
Depreciation and amortization expense	3,971	4,772	13,288	17,963
Gains on disposal of assets, net	(2,016)	(339)	(2,016)	(547)
Stock based compensation	64	104	451	275
Interest expense	774	531	2,527	1,324
Other (income) expense, net	—	(345)	1	(345)
Adjusted EBITDA	$959	$13,429	$15,627	$21,027

Infrastructure Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net income to Adjusted EBITDA:	2023	2022	2023	2022
Net income	$3,239	$2,630	$6,392	$3,323
Depreciation and amortization expense	1,557	3,969	7,366	12,495
(Gains) losses on disposal of assets	(311)	73	(439)	(795)
Stock based compensation	99	89	436	261
Interest expense	1,647	2,047	5,361	5,345
Other income, net	(11,348)	(10,304)	(28,713)	(29,948)
Provision for income taxes	3,381	3,402	8,411	10,178
Interest on trade accounts receivable	11,443	10,468	33,897	30,490
Adjusted EBITDA	$9,707	$12,374	$32,711	$31,349

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2023	2022
Net (loss) income	$(515)	$(446)	$3,290	$904
Depreciation, depletion, amortization and accretion expense	2,836	2,865	6,397	6,717
Gains on disposal of assets	—	—	(16)	(90)
Stock based compensation	37	30	149	90
Interest expense	117	212	422	552
Other income, net	(6)	(3)	(12)	(10)
Adjusted EBITDA	$2,469	$2,658	$10,230	$8,163

Drilling Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2023	2022
Net loss	$(1,510)	$(1,457)	$(4,846)	$(5,482)
Depreciation expense	1,222	1,598	3,873	4,929
Gains on disposal of assets	(138)	(286)	(138)	(286)
Stock based compensation	6	4	25	13
Interest expense	151	154	481	379
Adjusted EBITDA	$(269)	$13	$(605)	$(447)

Other Services(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2023	2022
Net loss	$(468)	$(1,707)	$(3,419)	$(6,492)
Depreciation, amortization and accretion expense	1,647	2,638	5,915	8,381
Losses (gains) on disposal of assets, net	15	(47)	(675)	(2,020)
Impairment of goodwill	1,810	—	1,810	—
Stock based compensation	13	14	66	43
Interest expense, net	187	318	594	670
Other (income) expense, net	(2,734)	(337)	(2,327)	128
Provision for income taxes	57	417	595	1,264
Adjusted EBITDA	$527	$1,296	$2,559	$1,974
a.    Includes results for our aviation, equipment rentals, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 19 “Commitments and Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$10,527	$17,282
Revolving credit facility borrowing base	96,430	119,756
Less current and long-term debt	(69,029)	(83,520)
Less available borrowing capacity reserve	(10,000)	(10,000)
Less letter of credit facilities (insurance programs)	(2,800)	(2,800)
Less letter of credit facilities (environmental remediation)	(3,569)	(3,694)
Net working capital (less cash and current portion of long-term debt)(a)	339,328	325,719
Total	$360,887	$362,743
a.Net working capital (less cash) is a non-GAAP measure and, as of September 30, 2023, is calculated by subtracting total current liabilities of $132.4 million and cash and cash equivalents of $10.5 million from total current assets of $482.3 million. As of December 31, 2022, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $237.2 million and cash and cash equivalents of $17.3 million from total current assets of $496.7 million, further adjusted to add current portion of long-term debt of $83.5 million. Amounts include receivables due from PREPA of $399.4 million at September 30, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $56.0 million at September 30, 2023 and $47.6 million at December 31, 2022. See “Capital Requirements and Sources of Liquidity” section below.

    As of November 7, 2023, we had cash on hand of $9.7 million and outstanding borrowings under our new revolving credit facility of $28.2 million and a borrowing base of $35.1 million, leaving an aggregate of $6.9 million of available borrowing capacity under this facility, after giving effect to the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity. As of November 7, 2023, we had total liquidity of $16.6 million consisting of cash on hand and available borrowing capacity under our new revolving credit facility.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net cash (used in) provided by operating activities	$(7,657)	$(5,430)	$24,951	$(6,066)
Net cash provided by (used in) investing activities	2,048	(3,918)	(7,685)	(440)
Net cash provided by (used in) financing activities	7,330	7,331	(23,993)	7,388
Effect of foreign exchange rate on cash	(44)	(96)	(28)	(164)
Net change in cash	$1,677	$(2,113)	$(6,755)	$718

Operating Activities

    Net cash used in operating activities was $7.7 million for the three months ended September 30, 2023, compared to $5.4 million for the three months ended September 30, 2022. Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $6.1 million for the nine months ended September 30, 2022. The increase in operating cash flows was primarily attributable to increased receipts on accounts receivable, including the receipt of $13.6 million from PREPA.

Investing Activities

    Net cash provided by investing activities was $2.0 million for the three months ended September 30, 2023, compared to net cash used in investing activities of $3.9 million for the three months ended September 30, 2022. Net cash used in investing activities was $7.7 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022. Cash (used in) provided by investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment and business divestitures.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Well completion services(a)	$4,651	$4,747	14,762	8,048
Infrastructure services(b)	69	225	$344	$823
Natural sand proppant services(c)	—	34	—	34
Drilling services(c)	105	33	111	47
Other(d)	65	53	68	275
Eliminations	(165)	38	(20)	(128)
Total capital expenditures	$4,725	$5,130	$15,265	$9,099
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three and nine months ended September 30, 2023 and 2022.
b.     Capital expenditures primarily for tooling and other equipment for the three and nine months ended September 30, 2023 and 2022.
c.     Capital expenditures primarily for maintenance for the three and nine months ended September 30, 2022.
d.    Capital expenditures primarily for equipment for our rental business for the three and nine months ended September 30, 2022.

Financing Activities

    Net cash provided by financing activities was $7.3 million for each of the three months ended September 30, 2023, and 2022, respectively. Net cash provided by financing activities for the three months ended September 30, 2023 was primarily attributable to net borrowings on our revolving credit facility of $9.7 million, partially offset by payments on sale leaseback transactions of $1.3 million and principal payments on financing leases and equipment financing notes totaling $1.1 million. Net cash provided by financing activities for the three months ended September 30, 2022 was primarily attributable to net borrowings on long-term debt of $9.0 million, partially offset by payments on sale leaseback transactions of $1.2 million and principal payments on financing leases and equipment financing notes totaling $0.6 million.

Net cash used in financing activities was $24.0 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to net payments on our revolving credit facility of $14.5 million, principal payment on financing leases and equipment financing notes of $4.9 million, principal payments on sale leaseback arrangements of $3.7 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net borrowings on long-term debt of $7.8 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount and ($0.1) million for the nine months ended September 30, 2023 and 2022. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $349.9 million and $259.5 million at September 30, 2023 and December 31, 2022, respectively, including receivables due from PREPA of $399.4 million at September 30, 2023 and $379.0 million at December 31, 2022 and corresponding liabilities of $56.0 million at September 30, 2023 and $47.6 million at December 31, 2022. Our cash balances were $10.5 million and $17.3 million at September 30, 2023 and December 31, 2022, respectively.

New Revolving Credit Facility and New Term Credit Facility

    On October 16, 2023, we entered into the new revolving credit facility and the new term credit facility (each as defined below), which refinanced in full our indebtedness outstanding under, and terminated, the amended and restated revolving credit facility, dated as of October 19, 2018, as amended (the “existing revolving credit facility”), with us and certain of our direct and indirect subsidiaries, as borrowers, the lenders party thereto from time to time, and PNC Bank, National Association, as a lender and as administrative agent for the lenders.

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders (“Fifth Third”), as may be subsequently amended (the “new revolving credit facility”). The new revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the new revolving credit facility are secured by our assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the new revolving credit facility. The new revolving credit facility also contains various affirmative and restrictive covenants. Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the new revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of October 16, 2023, the financial covenant under the new revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during a Financing Covenant Period (as defined in the new revolving credit facility).

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders “Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit facility was approved by the audit committee of our board of directors, consisting entirely of independent directors, as a transaction with a related party.

The new term credit facility provides for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility are secured by our assets, inclusive of the subsidiary companies. The new term credit facility also contains various affirmative and restrictive covenants. Interest under the new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%, as such margin may be increased pursuant to the terms of the new term credit facility; provided that we may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder.

In particular, under the new term credit facility, we are required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof.

October 16, 2023, there were outstanding borrowings under (i) the new revolving credit facility of approximately $28.1 million and the borrowing base was approximately $35.1 million, leaving $7.0 million for future borrowings (after giving effect to the requirement to maintain the reserves out of the available borrowing capacity specified in the new revolving credit facility) and (ii) the new term credit facility of $45 million.

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on our business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to us under the new revolving credit facility, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require us to apply all of our available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of our assets. The exercise of remedies under the new revolving credit facility and the new term credit facility are subject to the terms of an intercreditor agreement (the “intercreditor agreement”) between Fifth Third and Wexford and acknowledged by us and certain of our subsidiaries. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028.

We were in compliance with the applicable financial covenants under the existing revolving credit facility in effect as of September 30, 2023.

As of November 7, 2023, our borrowing base was $35.1 million and our outstanding borrowings under our new revolving credit facility were $28.2 million, leaving an aggregate of $6.9 million of available borrowing capacity, after giving effect to the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity. As of November 7, 2023 we had $45 million in outstanding borrowings under the new term credit facility.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired.

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

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our new revolving credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

However, our liquidity and future cash flows are subject to a number of variables, including receipt of payments from our customers, including PREPA. During the nine months ended September 30, 2023, PREPA paid our subsidiary Cobra approximately $13.6 million, all of which was used to reduce outstanding borrowings under our then existing revolving credit facility, as required under the terms thereof. As of September 30, 2023, PREPA owed Cobra approximately $399.4 million for services performed, including $186.0 million of interest charges. In October 2023, PREPA made additional payments to Cobra totaling $8.6 million. Throughout 2021, we released significant data that we obtained through Freedom of Information Act requests that affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra, the receivable may not be collectible, which may adversely impact our liquidity.

Our 2023 capital expenditures budget is $18.0 million. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Capital expenditures will ultimately be dependent upon industry conditions and our financial results. These capital expenditures include $17 million for our well completions segment and $1 million for our other businesses. During the nine months ended September 30, 2023, our capital expenditures totaled $15.3 million.

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

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under a revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, including potential sales of accounts receivable, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded, many exploration and production companies set their operating budgets based on the prevailing prices for oil and natural gas at the time. Despite improvement in the U.S. and global economic activity, easing of the COVID-19 pandemic and related restrictions, rising energy use and improved commodity prices, the budgets for the publicly traded exploration and production companies remained relatively flat throughout 2021, with any excess cash flows used for debt repayment and shareholder returns, rather than to increase production. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services throughout 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Further, the ongoing war in Ukraine and the recent Israel-Hamas war could continue to have an adverse effect on the global supply chain and volatility of commodity prices.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $10.5 million at September 30, 2023. We do not enter into investments for trading or speculative purposes.

    At September 30, 2023, interest under the then existing revolving credit facility (which we subsequently refinanced and terminated—See Note 10—Debt) was payable at a base rate, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may continue to increase interest rates in an effort to counter the persistent inflation), the supply and demand for credit and general economic conditions, plus an applicable margin. The applicable margin was set at 4.0%. At September 30, 2023, we had outstanding borrowings under our then existing revolving credit facility of $69.0 million with a weighted average interest rate of 12.0%. A 1% increase or decrease in the interest rate at that time would increase or decrease our interest expense by approximately $0.7 million per year. We did not hedge our interest rate exposure under such facility and do not currently hedge our interest rate exposure under the new revolving credit facility or the new term loan.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2023, we had $2.2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of September 30, 2023. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $399.4 million, including $186.0 million of interest charges, as of September 30, 2023. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the third quarter ended September 30, 2023.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Revolving Credit Agreement, dated as of October 16, 2023, by and among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and Fifth Third Bank, National Association, as sole lead arranger, sole bookrunner, agent, letters of credit issuer and swing line lender.	8-K	001-37917	10/19/2023	10.1
10.2	Loan and Security Agreement, dated as of October 16, 2023, by and among, the Company, as borrower, the other loan parties party thereto, the lenders from time to time party thereto, as lenders, and Wexford Capital LP, as the agent.	8-K	001-37917	10/19/2023	10.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	November 9, 2023	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	November 9, 2023	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer