Form 10-K
period 2023-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2024-03-01
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $112.4 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of February 28, 2024, there were 47,941,652 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATION BY REFERENCE

Portions of Mammoth Energy Services, Inc.’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
•our plans with respect to any stock repurchases under the board of directors’ authorized stock repurchase program;
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
•the outcome of our ongoing efforts to collect the amounts that remain unpaid to us by PREPA for electric grid restoration services performed by our subsidiary Cobra in Puerto Rico;
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
•Southeastern New Mexico;
•The Barnett Shale in Texas;
•The Granite Wash and Mississippi Shale in Oklahoma and Texas;
•The Cana Woodford and Woodford Shales and the Cleveland Sand in Oklahoma;
•Southern California; and
•The oil sands in Alberta, Canada.

    Our operational division heads have an extensive track record in the oilfield service and infrastructure businesses with an average of over 31 years of oilfield services experience and over 26 years of infrastructure services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our well completion, natural sand proppant, drilling and other services to a diversified range of both public and private independent oil and natural gas producers and our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops.

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

    Each hydraulic fracturing fleet includes a mobile, on-site control center that monitors pressures, rates and volumes, as applicable. From there, our field-level managers supervise the job site by radio. Each control center is equipped with high bandwidth satellite hardware that provides continuous upload and download of job telemetry data. The data is delivered on a real-time basis to on-site job personnel, the operator and personnel at our headquarters for display in both digital and graphical form.

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

    We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high-pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2023, our pressure pumping business included six high-pressure fleets consisting of an aggregate 128 high-pressure fracturing units with pump nameplate capacity of 310,000 horsepower. One of our six pressure pumping fleets was staffed and providing services in the northeast region as of December 31, 2023. Over the past two years, we have converted two fleets to include dynamic gas blending, or DGB, capabilities to meet recent shifts in customer demand. Further, subject to market conditions and liquidity requirements, we have plans to upgrade one additional fleet in 2024. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—Oil and Natural Gas Industry” for additional information.

    Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale and SCOOP/STACK. As of December 31, 2023, we owned a fleet of 39 trucks.

    Water Transfer. Our water transfer services provide water sourcing and water transfer services primarily for completion activities in the mid-continent region. As of December 31, 2023, we owned 121 water transfer pumps and 91 miles of layflat hose.

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

    As of December 31, 2023, PREPA owed Cobra approximately $204.8 million for services performed, excluding $197.5 million of interest charged on delinquent balances. Subsequent to December 31, 2023, PREPA paid an aggregate of $64.0 million with respect to the PREPA account receivable, of which $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, LLC (“SPCP Group”) under the assignment agreement with Cobra, pursuant to which on December 1, 2023, Cobra transferred approximately $54.4 million of its outstanding PREPA receivable to SPCP Group in exchange for Cobras receipt of $46.1 million in net proceeds. Following the payment of $54.4 million to SPCP Group, all of Cobra’s and Mammoth’s obligations under the assignment agreement were fully extinguished and the agreement was terminated. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 20. Commitments and Contingencies to our consolidated financial statements and Item 1A., and “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report for more information regarding these delinquent balances as well as other legal actions and governmental investigations related to our work for PREPA, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information regarding the assignment agreement with SPCP Group.

During 2022, operational improvements combined with increased crew count drove enhanced results in our infrastructure services division compared to 2021. Although our average crew count declined slightly from approximately 91 crews throughout 2022 to approximately 83 crews throughout 2023, operational efficiencies drove comparable results. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector and expect bidding activity to ramp up in 2024. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Natural Sand Proppant Services

    In our natural sand proppant business, we mine, process and sell sand. In the past, we have also bought processed sand from suppliers on the spot market for resale. Natural sand proppant, also known as frac sand, is the most widely used type of proppant due to its broad applicability in unconventional oil and natural gas wells and its cost advantage relative to other proppants. Natural frac sand may be used as proppant in all but the highest pressure and temperature environments and is being employed in nearly all major U.S. unconventional oil and natural gas producing basins, including those in which we operate.

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

In the fourth quarter of 2023, we entered into a sand supply agreement with a third-party service provider. Under the terms of the agreement, we have agreed to supply, in aggregate, approximately 709 thousand tons of sand over the contract period of 12 months.

Drilling Services

Due to market conditions, we temporarily shut-down our rig moving services in April 2020 and our contract land drilling operations beginning in December 2019. We continue to maintain our equipment and monitor market conditions to determine if and when we will recommence these services.

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

    As of December 31, 2023, we owned four MWD kits and one EM kit used in vertical, horizontal and directional drilling applications, 89 mud motors, nine air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. As of December 31, 2023, we owned 11 land drilling rigs, ranging from 800 to 1,600 horsepower, seven of which are specifically designed for drilling horizontal and directional wells.

    Our drilling rigs have rated maximum depth capabilities ranging from 12,500 feet to 20,000 feet. Of these drilling rigs, six are electric rigs and five are mechanical rigs. An electric rig differs from a mechanical rig in that the electric rig converts the power from its generators (which in the case of mechanical rigs, power the rig directly) into electricity to power the rig. Depth and complexity of the well and drill site conditions are the principal factors in determining the specifications of the rig selected for a particular job. Power requirements for drilling jobs may vary considerably, but most of our mechanical drilling rigs employ six engines to generate between 800 and 1,200 horsepower, depending on well depth and rig design. Most drilling rigs capable of drilling in deep formations drill to measured depths greater than 10,000 to 18,000 feet. Generally, land rigs operate with four crews of five people and two tool pushers, or rig managers, rotating on a weekly or bi-weekly schedule.

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

Rig Moving. We provided rig moving services in the Permian Basin. Due to market conditions, we temporarily shut-down our rig moving operations beginning in April 2020. As of December 31, 2023, we owned 15 trucks specifically tailored to move rigs.

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

Aviation Services. Our aviation services include leasing helicopters to customers for use primarily in the electrical utility industry. Additionally, we provide helicopter training and response services. As of December 31, 2023, we owned two helicopters.

    Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Permian Basin, Utica Shale and Marcellus Shale.

    Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2023, we had a capacity of 878 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 266 of which are available to be leased as rental equipment to a third party. On average, 178 rooms were utilized per night during the year ended December 31, 2023.

    Equipment Manufacturing. Our equipment manufacturing operations, which are located at our facility in Oklahoma, have primarily served our internal needs for our pressure pumping, water transfer, equipment rental and infrastructure businesses, but we have the ability to expand into third party sales in the future.

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

    Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2023, we owned 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

    Cementing and Acidizing. We provided cementing and acidizing services in the Permian Basin. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2023, we owned four acidizing pumps.

    Coil Tubing. We provided coil tubing services in Eagle Ford Shale and Permian Basin. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2023, we owned two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running 22,500 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi.

    Pressure Control. Our pressure control services consisted of nitrogen and fluid pumping services. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services helped operators minimize the risk of such damage during completion activities. As of December 31, 2023, we had a total of four nitrogen pumping units and five fluid pumping units. We provided pressure control services in the Eagle Ford Shale and the Permian Basin.

•Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2023, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.
•Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2023, we had five fluid pumping units. Three of these units are coiled tubing double pump units capable of output of up to eight barrels per minute and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute and are rated for pressures up to 15,000 psi.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight throughout the United States. As of December 31, 2023, we had a fleet of six trucks.

    Crude Oil Hauling. We provided crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2023, we had a fleet of 13 crude oil hauling trucks.

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

    Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. These factors have continued into the first quarter of 2024. Despite this short-term softness, however, we are seeing indications that activity levels will begin to ramp back up in mid-2024, creating the opportunity to reactivate additional fleets, if appropriate. The ongoing war in Ukraine and the recent Israel-Hamas war, however, could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

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

Natural Sand Proppant Industry

We experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale was also strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. Notwithstanding the foregoing, our sand business remained resilient during the second quarter of 2023. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. We are beginning to see an uptick in orders for our sand in the first quarter of 2024.

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

Energy Infrastructure Industry

    The energy infrastructure industry involves the construction and maintenance of the electrical power grid, including power generation, high voltage transmission lines, substations and low voltage distribution lines, all of which connect power generation facilities to end users. The industry also provides storm repair and restoration services in response to storms and other disasters.

Demand for our services is driven by the repair and construction of transmission lines, fiber lines, substations and distribution networks and is determined by the level of expenditures of utility companies. While expansion of the electrical grid is occurring, the majority of capital expenditures spent in recent years has surrounded the repair and maintenance of existing networks. Another factor that significantly influences the level of spending in the industry are natural disasters, including thunderstorms, ice storms, snow storms, tornadoes, hurricanes, earthquakes, wildfires and lightning strikes, all of which can impact the electrical grid.

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

•Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 31 years of oilfield services experience and over 26 years of infrastructure services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

•Fleet of equipment. Our oilfield service fleet is predominantly comprised of equipment designed to optimize recovery from unconventional wells and our infrastructure service fleet is predominantly comprised of equipment designed to construct and repair electric transmission and distribution lines. We believe that our fleet of quality equipment will allow us to provide a high level of service to our customers. In addition, we have converted two fleets of our pressure pumping units to include DGB capabilities to meet recent shifts in customer demand and expect to convert one additional fleet during 2024, subject to market conditions and liquidity requirements.

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

•Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2023, oil prices fluctuated between a low of $66.74 on March 17, 2023, and a high of $93.68 on September 27, 2023, and averaged $77.61 per barrel for the year. We saw a decline in commodity pricing during 2023, resulting in lower utilization and margins for our oilfield services divisions.

•Maintain a conservative balance sheet. We seek to maintain a conservative balance sheet, which allows us to better react to changes in commodity prices and related demand for our services, as well as overall market conditions. During 2023, we reduced our outstanding debt balance by $40.7 million, from $83.5 million as of December 31, 2022 to $42.8 million as of December 31, 2023.

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

•Expand through selected, accretive acquisitions. To complement our organic growth and subject to our liquidity needs, we intend to pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services, completion and production services and industrial based companies, that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this approach will help facilitate the strategic expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP (“Wexford”), our largest stockholder, may help us identify acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

Marketing and Customers

    Our customers consist primarily of independent oil and natural gas producers, land-based drilling contractors, private utilities, IOUs, and Co-Ops in North America. For the years ended December 31, 2023, 2022 and 2021, we had approximately 360, 410 and 480 customers, respectively, including Hilcorp Energy, Devon Energy Corporation, Arsenal Resources, Camino Natural Resources, LLC and Overland Contracting Inc. Our top five customers accounted for approximately 35%, 36% and 35%, respectively, of our revenue for the years ended December 31, 2023, 2022 and 2021. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed.

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

    We maintain commercial general liability, workers’ compensation, business auto, commercial property, motor truck cargo, umbrella liability, professional liability, cybersecurity, in certain instances, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. With respect to our hydraulic fracturing operations, coverage would be available under our policy for any surface or subsurface environmental clean-up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our remote accommodation services, pressure pumping services, directional drilling services and infrastructure engineering services.

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

    Historically, we have used third-party contractors to provide remediation and spill response services when necessary to address spills that were beyond our containment capabilities. None of these prior spills were significant, and we have not experienced any material incidents, citations or legal proceeding relating to our hydraulic fracturing or crude hauling services for environmental concerns. To the extent our hydraulic fracturing or other energy services operations result in a future spill, leak or other environmental impact that is beyond our ability to contain, we intend to engage the services of such remediation company or an alternative company to assist us with clean-up and remediation.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2023, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the Corps jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the CWA. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the Supreme Court decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

    Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as GHGs. For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022 (the “IRA”) include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge, which will be phased-in starting in 2024. On January 12, 2024, the EPA announced a proposed rule to implement the methane emissions charge. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero carbon emissions alternatives, which could decrease demand for our well completion, natural sand proppant and other services related to the oil and natural gas industry.

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

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30 percent by 2030 (from 2020 levels) to meet this objective. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries and prohibiting venting of natural gas in certain situations. In July 2023, the Biden Administration also announced a new Cabinet-level task force aimed at detecting and cracking down on methane leaks. These new standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

    In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. Also, on November 18, 2016, the BLM finalized a waste prevention rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. On March 28, 2017, the Trump Administration issued an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. A coalition of environmentalists, tribal advocates and the State of California filed lawsuits challenging the rule rescission. Also, on September 28, 2018, the BLM finalized revisions to the waste prevention rule to reduce “unnecessary compliance burdens”. However, a federal court struck down the scaled-back rule on July 15, 2020, and shortly thereafter, on October 8, 2020, another federal court struck down the 2016 waste prevention rule. On November 28, 2022, the BLM announced a proposed replacement rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian lands, which would require the use of upgraded equipment in some cases and would place time and volume limits on royalty-free flaring. Also, on July 24, 2023, the BLM published a proposed rule to update its oil and gas leasing regulations, which would increase bonding requirements and raise royalty rates. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

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

Other Regulation of the Oil and Natural Gas Industry

    The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. These binding rules and regulations are subject to changes in interpretation or enforcement. Although changes to the regulatory burden on the oil and natural gas industry could affect the demand for our services, we would not expect to be affected any differently or to any greater or lesser extent than other companies in the industry with similar operations.

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

    In 2015, the Ohio Department of Natural Resources, or the ODNR, enacted a comprehensive set of rules to regulate the construction of well pads. Under these rules, operators must submit detailed horizontal well pad site plans certified by a professional engineer for review by the ODNR Division of Oil and Gas Resources Management prior to the construction of a well pad. These rules have resulted in increased construction costs for operators. The ODNR also adopted rules that took effect January 13, 2022 addressing the siting, permitting and construction of new oil and gas facilities and disposal wells. These rules, among other things, set forth siting and setback criteria, prescribe detailed construction and operational requirements, establish insurance and financial assurance requirements, and institute requirements for decommissioning. As of January 2024, the ODNR Division of Oil and Gas Resources Management is updating sections of the Ohio Administrative Code that regulate oil and gas activity, including proposed changes to the provisions governing the design, construction, modification, and reclamation of well sites used to drill and produce horizontal oil and gas wells.

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

Employees, Safety and Diversity

    As of December 31, 2023, we had 733 full time employees. The number of employees fluctuates depending on the current and expected demand for our services. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full-time employees.

We view our employees as our greatest asset and actively recruit talented people regardless of gender or ethnic background. We also promote diversity, inclusion and equal employment opportunities by evaluating and promoting employees based on skills and performance alone, while also seeking to attract and retain a diverse workforce and continuing to cultivate an inclusive and respectful work environment. One of six of our current board members and director nominees is ethnically diverse. Further, as of December 31, 2023, over 11% of our employees were women and 22 of 97 employees holding managerial and other key positions within the organization are women. Also, over 11% of our employees self-identify as ethnic minorities as of December 31, 2023. Further, we invest in the learning and development of our employees. We strive to identify talent and to provide employees who demonstrate exceptional performance with opportunities and training to progress to higher levels within the organization.

We maintain a culture of safety, committed to the protection of the health and safety of our employees as well as preserving the environment and our relationships with the communities in which we operate. We place a strong emphasis on the safe execution of our operations, including safety training for our employees. We have a comprehensive approach to formulating and managing training requirements for our operational employees. This includes periodic environmental, health and safety meetings, a combination of live in-person training and computer-based training tailored to specific job duties and operational activities, and comprehensive safety reference material. In addition, our safety recognition program encourages employees throughout our organization to focus on conducting operations in accordance with our strict safety standards. Further, we work closely with federal, state and local governments and community organizations to help ensure that our operations comply with legal requirements and community standards. Lastly, when our employees identify a heightened safety risk, we respond quickly to mitigate the risk through communication, coordination and, if appropriate, a change in policy, procedures and training. We believe that our customers select their operational partners based in part on the quality of their safety and compliance records, and therefore, we will continue to make investments in this area. We also empower all personnel with stop-work authority (“SWA”) as a tool for helping ensure safety. Our SWA policy empowers our employees to stop work whenever they identify unsafe work conditions. When SWA is employed, operations cease until the risk is addressed and both the employee and management agree that it is safe to resume work. See also “Safety and Remediation Program” below for additional information.

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
•Our revolving credit facility and term credit facility impose restrictions on us that may affect our ability to successfully operate our business.
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
•Our revolving credit facility and term credit facility provide for fluctuating interest rates, which may increase or decrease our interest expense.
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
•Cyber incidents or intrusions may result in information theft or other loss, data corruption, operational disruption and/or financial loss.

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
•Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.

Item 1A. Risk Factors

Risks Related to Our Business and the Industries We Serve

Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. Due to PREPA’s bankruptcy proceedings, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.

    On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year,

$900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). As of December 31, 2023, PREPA owed us approximately $204.8 million for services performed excluding $197.5 million of interest charged on delinquent balances. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. Since September 30, 2019, we have been pursuing litigation in the U.S. District Court for the District of Puerto Rico and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in Note 20—“Commitments and Contingencies—Litigation” included elsewhere in this report. In connection with these efforts, in 2023, an aggregate of $99 million was approved by FEMA for reimbursement to Cobra for services performed by Cobra, of which amount approximately $22.2 million was paid by PREPA to Cobra in 2023. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), pursuant to which Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to the Government of Puerto Rico’s Central Recovery and Reconstruction Office (“COR3”) on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying approximately $13.4 million in approved but unpaid invoices for reimbursements for services performed by Cobra to SPCP Group, as Cobra’s assignee, which amount was paid by PREPA on January 18, 2024. PREPA, however, also informed the Court that it will withhold the release of any further funds to Cobra approved by FEMA for reimbursement to Cobra due to the municipal and construction excise tax claims against Cobra allegedly aggregating to $70.4 million. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. The municipality has 15 days to request reconsideration. On January 19, 2024, the Court extended the previously ordered stay in the proceedings through April 5, 2024, and directed the parties to file a joint status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 determination memoranda regarding the second contract, (ii) the status of any remaining approved, but unpaid invoices, and (iii) whether the parties are actively engaged in mediation to resolve their outstanding issues by March 27, 2024. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable, of which $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated.

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

    When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. Our top five customers accounted for approximately 35%, 36% and 35%, respectively, of our revenue for the years ended December 31, 2023, 2022 and 2021. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. In addition, we are subject to credit risk due to the concentration of our customer base. In particular, PREPA owed us approximately $402.3 million (including interest charged on overdue amounts) as of December 31, 2023, as discussed in more detail above. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

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

We cannot predict the impact of the ongoing war in Ukraine and the recent Israel-Hamas war on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.

All of our infrastructure, well completion, natural sand proppant, drilling and other services are concentrated in North America. However, the broader consequences of the Russian-Ukrainian conflict, and the Israel-Hamas war may increase volatility in the price and demand for oil and natural gas, which would adversely impact the oilfield services industry, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these wars’ effect on our business and results of operations as well as on the global economy, energy markets and industries in which we operate.

The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged three individuals, including the former president of Cobra with conspiracy, wire fraud, false statements and disaster fraud. The indictment is focused on the interactions between a former FEMA official and the former President of Cobra. Neither we nor any of our subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the formed Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and one day and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. We do not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencing could have on us. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be going forward. Subsequent to the indictment, we received (i) a preservation request letter from the SEC related to documents relevant to an ongoing investigation it is conducting and (ii) a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting certain documents and answers to interrogatories relevant to an ongoing investigation DOJ is conducting. Both the SEC and DOJ investigations relate to the same subjects as those at issue in the criminal matter referenced above. We have cooperated with the DOJ and are not able to predict the outcome of this investigation or if it will have a material impact on our business, financial condition, results of operations or cash flows. With regard to the SEC investigation, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action by the SEC against us. Further, government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits and compliance reviews by government agencies and representatives. Accordingly, it is possible that additional investigations may arise in the future.

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

Our revolving credit facility and term credit facility impose restrictions on us that may affect our ability to successfully operate our business.

    Our revolving credit facility and term credit facility limit, our ability to take various actions, such as:

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

Demand for our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded throughout 2022. During 2023, pricing for crude oil and natural gas declined from levels seen in 2022 and are expected to continue to be volatile as a result of production levels, inventories and demand, national and international economic performance and outlook. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, conditions in the U.S. oil and gas industry, actions of OPEC+ members, the impact of the ongoing war in Ukraine and the recent Israel-Hamas war on the global energy and capital markets and global stability and other factors. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of capital expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capital spending and industry activity levels in the future, other factors, such as debt repayment obligations and access to the capital markets, may play a significant role in the ultimate level of capital expenditures by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices from current levels may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

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
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia, including the impact of the ongoing war in Ukraine and the recent Israel-Hamas war on the global energy and capital markets and global stability;

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
•global or national health concerns, including the outbreak of pandemic or contagious diseases;
•merger and divestiture activity among oil and natural gas producers;
•governmental laws, policies, regulations, subsidies, and other actions, including initiatives to promote the use of renewable energy sources; and
•overall domestic and global economic conditions.

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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2023, West Texas Intermediate posted prices ranged from $66.74 to $93.68 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $1.99 to $4.48 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

Failure to effectively and timely address the energy transition to a lower carbon footprint could adversely affect our oil and gas business.

Our long-term success depends on our ability to effectively address the energy transition to a lower carbon footprint, which will require adapting our portfolio of oilfield services to potentially changing or more burdensome government requirements and customer preferences. If the energy industry transition changes faster than anticipated or in a manner that we do not anticipate, demand for oilfield services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, comply with new and evolving regulatory requirements on climate change, or if investors or financial institutions shift funding away from companies in fossil fuel related industries, our business, access to capital and the market for our securities could be negatively impacted. Investor and regulatory focus on environmental, social and governance (“ESG”) matters continues to increase. In addition to climate change, there is increasing attention on topics such as diversity and inclusion, human rights, and human and natural capital, in companies’ own operations as well as their supply chains. In addition, perspectives on the efficacy of ESG considerations continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations. In addition, our inability to timely address these new and evolving regulatory requirements or pressures may result in regulatory enforcement actions or shareholder litigation and otherwise damage our reputation.

In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect us. For example, shareholder activism has recently been increasing in our industry, and shareholders may attempt to effect changes to our business or governance to deal with climate change-related issues, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise, which may result in significant management distraction and potentially significant expense. Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. Similar lawsuits may be filed in other jurisdictions. If any such lawsuits were to be filed against us, we could incur substantial legal defense costs and, if any such litigation were adversely determined, we could incur substantial damages. Any of these climate change-related litigation risks could result in unexpected costs, negative sentiments about our company, disruptions to our business, and increases to our operating expenses, which in turn could have an adverse effect on our business, financial condition and cash flow.

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, the Infrastructure Investment and Jobs Act and the IRA contain billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. Also, the EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge, which will be phased-in starting in 2024. The IRA could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for our services related to the oil and natural gas industry.

Deterioration of the commodity price environment can negatively impact oil and natural gas exploration and production companies and, in some cases, impair their ability to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas exploration and production customers.

    In certain economic and commodity price environments, we may experience increased difficulties, delays or failures in collecting outstanding receivables from our customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. Such increases in collection issues could have a material adverse effect on our business, results of operations, cash flows and financial condition. We cannot assure you that the reserves we have established for potential credit losses will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. To the extent one or more of our key customers commences bankruptcy proceedings, as was the case with Gulfport Energy Corporation, our contracts with these customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could also have a material adverse effect on our business, results of operations, cash flows and financial condition.

Shortages, delays in delivery and interruptions in supply of major components, replacement parts or, other equipment, supplies or materials may adversely affect our pressure pumping business.

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

    Oilfield services equipment or assets being upgraded, converted or re-activated following a period of inactivity may experience significant start-up costs and complications and may encounter other operational problems that could result in significant delays, uncompensated downtime, reduced day rates or the cancellation, termination or non-renewal of contracts. In this regard, due to market conditions, we have temporarily shut down certain of our service offerings, including contract land drilling, flowback, cementing, acidizing and crude oil hauling operations as well as certain of our facilities, such as our sand processing plant in Pierce County, Wisconsin. Further, construction and upgrade projects are subject to risks of delay or significant cost overruns inherent in any large construction project from numerous factors, including the following:

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

    We purchase specialized equipment and parts from third party suppliers. At times during the business cycle, there is a high demand for hydraulic fracturing and other oilfield services and extended lead times to obtain equipment needed to provide these services. Further, there are a limited number of suppliers that manufacture the equipment we use. Should our current suppliers be unable or unwilling to provide the necessary equipment and parts or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, future price increases for this type of equipment and parts could negatively impact our ability to purchase new equipment to update or expand our existing fleet or to timely repair equipment in our existing fleet.

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

    Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. In recent years, certain areas in which we operate have experienced drought conditions and competition for water in such areas is growing. As a result, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. For example, in 2021, the Texas Legislature directed the Texas Railroad Commission to adopt rules encouraging fluid oil and gas waste recycling. In October 2023, the Commission announced draft amendments to its water protection rules to, among other things, encourage waste recycling. Our inability, or customers’ inability, to obtain water to use in our operations from local sources or to effectively utilize flowback water could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2023, we had $2.4 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    We provide well completion services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, and Cana Woodford resource plays located in the continental U.S. We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Kentucky, California, Colorado, Oregon, Indiana and Alberta, Canada. For the years ended December 31, 2023 and 2022, we generated approximately 48% and 45%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

Public health emergencies and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations, and cash flows.

Public health emergencies have caused, and could again cause, a significant reduction in global economic activity, significantly weakening demand for oil and gas, and in turn, demand for our products and services. Other effects of public health emergencies have included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; limitations on access to sources of liquidity; supply chain disruptions; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our facilities and the facilities of our customers and suppliers. The extent to which our operating and financial results will be and may continue to be affected by public health emergencies will depend on various factors beyond our control, such as the continued severity and duration of the public health emergencies, including any sustained geographic resurgence; the emergence of new variants and strains of a contagious disease or virus; and the success of actions to contain or mitigate the effects of the public health emergency.

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

    Our capital budget for 2024 is estimated to be $15 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations and borrowings under our revolving credit facility and term loan facility. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment, properly maintaining our existing equipment or restarting idled businesses or expanding existing operations as demand may warrant. Further, any disruptions or continuing volatility in the global financial markets and rising interest rates due to efforts to curb persistent inflation may lead to a contraction in credit availability and an increase in our cost of capital, which will adversely impact our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2024 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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

Our revolving credit facility and term credit facility provide for fluctuating interest rates, which may increase or decrease our interest expense.

    Our revolving credit facility and term credit facility provide for fluctuating interest rates, primarily based on rates set by the U.S. Federal Reserve. Inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Throughout 2022 and 2023, the Federal Reserve increased its benchmark interest rates eight times for an aggregate increase of 4.75 percentage points and may continue increasing benchmark interest rates in the future.

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

    We are heavily dependent on our information systems and computer-based programs. If our programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, whether due to cyberattack or otherwise, possible consequences include our loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

We are subject to cyber security risks. Cyber incidents or intrusions may result in information theft, data corruption, operational disruption and/or financial loss.

    Our operations have become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, have been and could continue to be the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our security programs and measures, as well as security programs of our customers, suppliers, or other third parties, may not prevent all intrusions and our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Increased regulation by state and federal governments related to cybersecurity protections and disclosures may require additional resources for compliance, and any inability, or perceived inability, to adequately address new requirements could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation or otherwise harm our business.

Risks Inherent to Our Common Stock

Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

    Wexford, through its affiliate MEH Sub LLC, beneficially owns approximately 47.1% of our outstanding common stock. As a result, Wexford can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford. This concentration of ownership and relationship with Wexford makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford, and certain companies they control. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition.

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

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $8.74 per share to a low of $3.41 per share during 2023. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

    As of December 31, 2023, Wexford beneficially owned 47.1% shares of our common stock. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely revise their recommendations regarding our stock or if our operating results do not meet their expectations, the price of our stock could decline.

    The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if analysts who cover our company downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

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
Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.
On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. No assurance can be given that we will effectuate stock buybacks in the future, which could materially and adversely affect the market price of our common stock. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2023 or to date.

Item 1B. Unresolved Staff Comments

None.

MAMMOTH ENERGY SERVICES, INC.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We depend on digital technologies to perform many of our services and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. To assess and manage cybersecurity risks impacting our industry and our business, we have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate vulnerabilities in our systems and related infrastructure on a regular basis and monitor and mitigate the risk of data loss and other cybersecurity threats. As part of our cybersecurity risk management program, we have a designated in-house team principally responsible for managing cybersecurity risk assessment processes, security controls and response to cybersecurity incidents or intrusions. We have also engaged third-party consultants to conduct penetration testing and risk assessments.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, using common methodologies, reporting channels and governance processes that apply to other risks managed by our organization, including operational, financial and strategic risks, as well as applicable legal and regulatory risks.

Our cybersecurity governance program is informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and measured by the Maturity and Risk Assessment Ratings associated with the NIST Cybersecurity Framework and the Capability Maturity Model Integration. In addition, our cybersecurity risk management program includes processes to assess cybersecurity risks related to third-party vendors and suppliers.

Cybersecurity Governance

Our cybersecurity team consists of in-house cybersecurity professionals and external threat analysts, consultants and service providers. Our in-house professionals and external threat analysts possess various cybersecurity certifications, including Security +, Network +, A + and Server + certifications.

Our internal cybersecurity governance program is led by Mammoth’s Director of Information Technology, with support from the internal information technology department, who reports to our Chief Financial Officer. Our Director of
Information Technology has over six years of technological leadership experience along with an extensive background in computer support and application support. The Director of Information Technology and her team are responsible for leading cybersecurity strategy, policy, standards, architecture, and processes within our organization. In addition, our cybersecurity incident response team is responsible for responding to cybersecurity incidents. This team continuously identifies potential cyber vulnerabilities and opportunities for improvement, including yearly security training for all employees. This team also continuously evaluates and implements technological enhancements as part of our cybersecurity systems. Progress and developments in our cybersecurity governance program are regularly communicated to our executive team. Our board of directors, as part of its oversight process, receives quarterly updates on the status of our cybersecurity governance program, including as related to new or developing initiatives and any security incidents that have occurred.

Risks from cybersecurity threats, incidents or intrusions have not thus far materially affected, and are not currently anticipated to materially affect, our Company, including our business strategy, results of operations or financial condition. See, however, Item 1.A, Risk Factors—“We are subject to cyber security risks. Cyber incidents or intrusions may result in information theft, data corruption, operational disruption and/or financial loss” for additional information regarding cybersecurity risks we face and their potential impact on our business strategy, results of operations and financial condition.

In addition, our internal audit function, in conjunction with third-party experts, plays a key role in reviewing and assessing our cybersecurity technologies, controls and procedures. Our security programs and measures may not prevent all incidents or intrusions and our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cybersecurity risks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents or intrusions. Laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

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

The information that follows is derived, in part, from the technical report summary prepared by John T. Boyd Company in February 2022, our third-party mining and geological consultant and an external qualified person, (“John T. Boyd”), in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. As of December 31, 2023, in the opinion of John T. Boyd, there were no material changes in mineral (frac sand) resources/mineral (frac sand) reserves, material assumptions or other technical information from those reported in the February 2022 technical report. As a result, we are relying on the February 2022 technical report, as updated by John T. Boyd for immaterial changes in our reserves/resources as of December 31, 2023. Portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the technical report. Reference should be made to the full text of the technical report summary, incorporated herein by reference and made a part of this annual report.

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

    The following table provides information regarding our aggregate sand mined for December 31, 2023, 2022 and 2021:

	Total Sand Mined (Thousands of Tons)
	As of December 31,
	2023	2022	2021
Plant Location
Taylor in Jackson County, Wisconsin	608	630	567
Piranha in Barron County, Wisconsin	696	766	320
Total	1,304	1,396	887

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

We do not have any reportable frac sand resources excluding those converted to frac sand proven reserves for the Taylor and Piranha mines. Any frac sand within the defined boundaries of the Taylor and Piranha mines which is not reported as frac sand reserves are not considered to have potential economic viability. Therefore, they are not reportable as frac sand resources. Further, as we do not own any mineral rights for the Muskie properties, but, rather, own only the surface rights to the processing plants, we do not (and do not expect to ever) report any reserves attributable to our Muskie property. John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The following table presents our estimated frac sand reserves for the Taylor and Piranha mines as of December 31, 2023 (amounts in thousands):

Mine	Reserves Category	Total Reserves(1)(2)
Taylor	Proven	23,191
Piranha	Proven	36,706
Total		59,897
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

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2023 average monthly sales prices ranged from approximately $20 to $32 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Individual Properties

Taylor. Our Taylor operation is located less than one mile northwest of the town of Taylor, in Jackson County, Wisconsin and encompasses a total of approximately 393 acres. Approximately 148 acres of frac sand resources remain on this property. We own in fee numerous land parcels which comprise the processing plant site, mineral resource areas and rail loadout facility. Our rail loadout facility, located in Trempealeau County, Wisconsin, is approximately two miles southwest of the mine and processing facility. Our Taylor operation commenced mining operations in 2012. We acquired the Taylor operation in June 2017 when we acquired Sturgeon Acquisitions, LLC. The total net book value of the Taylor operation’s real property and fixed assets as of December 31, 2023, was $24.2 million.

N
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
100' Mining Barrier
N 852,500
N 850,000
Taylor
Miller
VOSSE
COULEE
ROAD
Surface Facilities
RIVER
TREMPEALEAU
STATE ROUTE 95
COUNTY HWY
E 1,700,000
E 1,702,500
E 1,705,000
SCALE (ft)
400
0
400
800
John T. Boyd Company
February 2022
Scale 1" = 800'

FIGURE 6.3
MAP SHOWING
MINEABLE PROPERTY OVERVIEW
TAYLOR FRAC, LLC
Jackson County, Wisconsin
Prepared For
MAMMOTH ENERGY SERVICES

The site contains a mine with 23.2 million tons of proven recoverable proppant sand reserves as of December 31, 2023, based on estimates prepared by John T. Boyd. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2023, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high-capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2023, our Taylor facility produced 0.6 million tons of finished sand product. Our finished product is transported via truck to our transloading facility with rail access.

We estimate an overall product yield (after mining and processing losses) of approximately 66% for the Taylor mine. John T. Boyd utilized post December 31, 2017 production data we provided, along with the John T. Boyd January 2019 Report amending the resource tons as of December 31, 2017, to reconcile the amended estimate from the December 31, 2017 estimate to December 31, 2023. The following table presents a summary of our mineral reserves for the Taylor mine as of December 31, 2023, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Taylor Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2023	December 31, 2022	Change	% Change
Proven	23,191	23,822	(631)	(3)%
1.Pricing data based on the weighted average projected sales price for sand of $19.73 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2022 to 2023 is primarily attributed to depletion by mining 0.6 million tons of sand.

Piranha. Our Piranha operation is located approximately five miles northwest of the town of New Auburn, in Baron County, Wisconsin and encompasses a total of approximately 608 acres. The current estimated mineable area is approximately 313 acres, or 52% of the total property, after observing setbacks, right of ways, processing areas and other non-mining acreage. We own 100% of the surface and mineral rights. Our dry plant and loadout is also located in Baron County and is approximately one mile east of the mine and wet processing facility. We acquired the Piranha operation on May 26, 2017 from Chieftain Sand and Proppant LLC (Chieftain). Under Chieftain, the property commenced mining operations in August 2012. In January 2018, we purchased the Conoboy tract, which is adjacent to a tract of land previously mined by Chieftain. The total net book value of the Piranha operation’s real property and fixed assets as of December 31, 2023 was $13.4 million.

E 1,570,000
E 1,575,000
E 1,580,000
E 1,585,000
N
53
UNION PACIFIC
25 1/2 St
N 525,000
23 3/4 St
Wet Plant
Crusher
3rd 1/2 Ave
3rd Ave
N 520,000
2 3/4 Ave
24 3/4 St
N 515,000
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
Barriers
Mined Out Area
Approximate Extent of Glacial Tills
Ponds
Railroad
Roads
SCALE (ft)
1000
0
1000
2000

FIGURE 6.2

MAP SHOWING

MINEABLE PROPERTY OVERVIEW

PIRANHA PROPPANT, LLC

Barron County, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 2,000'

The site contains 36.7 million tons of proven recoverable proppant sand reserves as of December 31, 2023, based on estimates prepared by John T. Boyd. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2023, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high-capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2023, our Piranha facility produced 0.7 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

We estimate an overall product yield (after mining and processing losses) of approximately 71% for the Piranha mine. John T. Boyd utilized post March 31, 2017 production data we provided, in conjunction with other data, to reconcile the estimate from the March 31, 2017 volumetric estimate to December 31, 2023. The following table presents a summary of our mineral reserves for the Piranha mine as of December 31, 2023, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Piranha Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2023	December 31, 2022	Change	% Change
Proven	36,706	37,351	(645)	(2)%
1.Pricing data based on the weighted average projected sales price for sand of $18.59 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Piranha mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2022 to 2023 is primarily attributed to depletion by mining 0.7 million tons of sand.

Muskie. Our Muskie facilities are located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although this plant is currently idled, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high-capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been temporarily idled since September 2018. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves. Our Muskie facility commenced operations in 2012. Muskie was contributed to Mammoth in November 2014. The total net book value of the Muskie operation’s real property and fixed assets as of December 31, 2023, was $5.2 million.

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

Item 3. Legal Proceedings

    We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 20. Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve—Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. Due to PREPA’s bankruptcy proceedings, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay amounts owed to us for services performed, our financial condition, results of operations and cash flows would be materially and adversely affected.” and “—The outcomes of investigations and litigation relating to our contracts with PREPA may have a material adverse effect on our financial condition, results of operations and cash flows.”

In addition, due to the nature of our business, we are, from time to time, also involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes.

Except as described in Note 20, Item 1A referenced above and elsewhere in this annual report, in the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on February 28, 2024, there were 83 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Unregistered Sales of Equity Securities
    None.

Issuer Purchases of Equity Securities

    On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2023 or to date. See also Item 1.A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

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

Our revenues, operating (loss) income and identifiable assets are primarily attributable to four reportable segments: well completion services; infrastructure services; natural sand proppant services; and drilling services. Prior to 2023, we included Bison Trucking LLC, or Bison Trucking, in our drilling segment. Based on our assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2023, we changed our presentation in 2023 to move Bison Trucking to the reconciling column titled “All Other”. The results for the year ended December 31, 2022 have been retroactively adjusted to reflect this change.

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
•Bison Trucking—August 2013
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
•IFX Transport LLC—December 2018
•Air Rescue Systems LLC (“ARS”)—December 2018 through July 13, 2023
•Leopard Aviation LLC—April 2019
•Anaconda Manufacturing LLC—September 2019

On July 13, 2023, the Company sold its equity interests in ARS. Activity for ARS through the date of sale is included in the accompanying results of operations.

2023 Financial Overview and Highlights

•Net loss of $3.2 million, or $0.07 per diluted share, for the year ended December 31, 2023 as compared to net loss of $0.6 million, or $0.01 per diluted share, for the year ended December 31, 2022.

•Adjusted EBITDA of $71.0 million for the year ended December 31, 2023 as compared to $86.1 million for the year ended December 31, 2022. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

•Reduced debt by $40.7 million from $83.5 million as of December 31, 2022 to $42.8 million as of December 31, 2023.

•Net cash flow provided by operating activities was $31.4 million for the year ended December 31, 2023 as compared to $15.3 million for the year ended December 31, 2022.

•On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to liquidity considerations and other factors. No shares have yet been repurchased under this stock repurchase program. See “—Repurchase Program Authorization” below.

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

•On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”). Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra.

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

    Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. These factors have continued into the first quarter of 2024. Despite this near-term softness, however, we are seeing indications that activity levels will begin to ramp back up in mid-2024, creating the opportunity to reactivate additional fleets, if appropriate. The ongoing war in Ukraine and the recent Israel-Hamas war, however, could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

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

Natural Sand Proppant Industry
We experienced a significant decline in demand of our sand proppant in the second half of 2019 and throughout 2020 as a result of completion activity falling due to lower oil demand and pricing, increased capital discipline by our customers, budget exhaustion and the COVID-19 pandemic. Activity rebounded modestly in 2021 and continued to increase throughout 2022 as we saw an increase in the volume of sand sold. Supply constraints from labor shortages negatively affected West Texas in-basin mine operations and increased demand for Northern White frac sand for the region in 2022. Demand from oil and gas companies in Western Canada and the Marcellus Shale was also strong in 2022. The increase in activity in 2022 resulted in an increase in demand and pricing for our sand, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. Notwithstanding the foregoing, our sand business remained resilient during the second quarter of 2023. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. We are beginning to see an uptick in orders for our sand in the first quarter of 2024 and anticipate higher demand in 2024, partially driven by western Canada, which we expect to be accretive to current pricing.

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

    As of December 31, 2023, PREPA owed us approximately $204.8 million for services we performed, excluding $197.5 million of interest charged on delinquent balances as of December 31, 2023. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable to our consolidated financial statements included elsewhere in this report. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. Since September 30, 2019, we have been pursuing litigation in the U.S. District Court for the District of Puerto Rico and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in Note 20—“Commitments and Contingencies—Litigation” included elsewhere in this report. In connection with these efforts, in 2023, an aggregate of $99 million was approved by FEMA for reimbursement to Cobra for services performed by Cobra, of which amount approximately $22.2 million was paid by PREPA to Cobra in 2023. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), pursuant to which Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to COR3 on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying approximately $13.4 million in approved but unpaid invoices for reimbursements for services performed by Cobra to SPCP Group as Cobra’s assignee, which amount was paid by PREPA on January 18, 2024. PREPA, however, also informed the Court that it will withhold the release of any further funds to Cobra approved by FEMA for reimbursement to Cobra due to the municipal and construction excise tax claims against Cobra allegedly aggregating to $70.4 million. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. The municipality has 15 days to request reconsideration. On January 19, 2024, the Court extended the previously ordered stay in the proceedings through April 5, 2024, and directed the parties to file a joint status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 determination memoranda regarding the second contract, (ii) the status of any remaining approved, but unpaid invoices, and (iii) whether the parties are actively engaged in mediation to resolve their outstanding issues by March 27, 2024. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable, of which $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated.

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

During 2022, operational improvements combined with increased crew count drove enhanced results in our infrastructure services division compared to 2021. Although our average crew count declined slightly from approximately 91 crews throughout 2022 to approximately 83 crews throughout 2023, operational efficiencies drove comparable results. Funding for projects in the infrastructure space remains strong with added opportunities expected from the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. We anticipate the federal spending to begin fueling additional projects in this sector and expect bidding activity to ramp up in 2024. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Results of Operations

The following discussion focuses on a comparison of the results of operations between the years ended December 31, 2023 and 2022. For a discussion of the results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on February 24, 2023), which is incorporated in this report by reference from such prior report on Form 10-K.

	Years Ended
	December 31, 2023	December 31, 2022
Revenue:	(in thousands)
Well completion services	$131,288	$170,663
Infrastructure services	110,537	111,452
Natural sand proppant services	39,131	51,391
Drilling services	7,126	8,380
Other services	24,054	25,174
Eliminations	(2,644)	(4,974)
Total revenue	309,492	362,086

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $16,786 and $22,080, respectively, for 2023 and 2022)	108,651	128,742
Infrastructure services (exclusive of depreciation and amortization of $8,382 and $16,149, respectively, for 2023 and 2022)	90,627	91,649
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $7,734 and $8,725, respectively, for 2023 and 2022)	26,324	36,783
Drilling services (exclusive of depreciation and amortization of $4,514 and $5,810, respectively, for 2023 and 2022)	7,121	7,599
Other services (exclusive of depreciation and amortization of $7,674 and $11,506, respectively, for 2023 and 2022)	17,761	18,788
Eliminations	(2,644)	(4,974)
Total cost of revenue	247,840	278,587
Selling, general and administrative expenses	37,458	39,554
Depreciation, depletion, amortization and accretion	45,110	64,271
Gains on disposal of assets, net	(6,041)	(3,908)
Impairment of goodwill	1,810	—
Operating loss	(16,685)	(16,418)
Interest expense and financing charges, net	(16,196)	(11,506)
Other income, net	42,015	40,912
Income before income taxes	9,134	12,988
Provision for income taxes	12,297	13,607
Net loss	$(3,163)	$(619)

    Revenue. Revenue for 2023 decreased $52.6 million, or 15%, to $309.5 million from $362.1 million for 2022. The decline in total revenue is primarily attributable to a decrease in utilization in our well completion services division as well as a decline in tons sold in our natural sand proppant services division. Revenue derived from related parties was $1.0 million for 2023 compared to $1.1 million for 2022. Revenue by division was as follows:

Well Completion Services. Well completion services division revenue decreased $39.4 million, or 23%, to $131.3 million for 2023 from $170.7 million for 2022. Intersegment revenue, consisting primarily of revenue derived from our other services and natural sand proppant segment, totaled $0.5 million and $0.8 million, for 2023 and 2022, respectively.

The decline in our well completion services revenue was primarily driven by decreased utilization. The number of stages completed declined 31% to 4,220 for 2023 from 6,149 for 2022. An average of 1.8 of our six fleets were active throughout 2023 compared to 3.0 fleets for 2022.

Infrastructure Services. Infrastructure services division revenue decreased $1.0 million, or 1%, to $110.5 million for 2023 from $111.5 million for 2022 primarily due to a decline in average crew count from 91 crews during the year ended December 31, 2022 to an average of 83 crews during the year ended December 31, 2023. This was partially offset by an increase in storm restoration activity of $4.5 million during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $12.3 million, or 24%, to $39.1 million for 2023, from $51.4 million for 2022. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was a nominal amount for 2023 and $2.5 million, or 5% of total sand revenue, for 2022.

The decrease in our natural sand proppant services revenue was primarily attributable to declines in freight and shortfall revenue of $7.7 million and $1.1 million, respectively, coupled with a 14% decline in tons of sand sold from approximately 1.4 million tons in 2022 to 1.2 million tons in 2023. This was partially offset by a 10% increase in average price per ton of sand sold from $27.11 in 2022 to $29.86 in 2023.

Drilling Services. Drilling services division revenue decreased $1.3 million, or 15%, to $7.1 million for 2023, from $8.4 million for 2022. Revenue derived from related parties, consisting primarily of directional drilling revenue from El Toro Resources LLC, was $0.5 million for 2023 and $0.8 million for 2022. The decrease in our drilling services revenue was primarily attributable to decreased utilization for our directional drilling business from 44% for 2022 to 36% for 2023, which was partially offset by an increase in the average dayrate.

Other Services. Revenue from other services, including our aviation, equipment rental, remote accommodation and equipment manufacturing businesses decreased $1.1 million, or 4%, to $24.1 million for 2023 from $25.2 million for 2022. Revenue derived from related parties, consisting primarily of aviation revenue from Brim Equipment Leasing, Inc., or Brim, was $0.4 million for 2023 and $0.3 million for 2022. Intersegment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $2.1 million and $1.7 million, for 2023 and 2022, respectively.

The decrease in our other services revenue was primarily due to a decline in utilization for our equipment rental business. We rented an average of 241 pieces of equipment to customers during 2023, a decrease of 3% from an average of 249 pieces of equipment rented to customers during 2022. This was offset by an increase in utilization for remote accommodations business. On average, 178 rooms were utilized per night during 2023, a 3% increase from an average of 172 rooms utilized per night in 2022.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $30.8 million from $278.6 million, or 77% of total revenue, for 2022 to $247.8 million, or 80% of total revenue, for 2023. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $20.0 million, or 16%, from $128.7 million for 2022 to $108.7 million for 2023 primarily due to a decline in utilization. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $16.8 million in 2023 and $22.1 million in 2022, was 83% and 75%, for 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $1.0 million from $91.6 million for 2022 to $90.6 million for 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $8.4 million in 2023 and $16.2 million in 2022, was 82% for each of 2023 and 2022, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $10.5 million, or 29%, from $36.8 million for 2022 to $26.3 million for 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $7.7 million in 2023 and $8.7 million in 2022, was 67% and 72%, for 2023 and 2022, respectively. The decrease in cost as a percentage of revenue is primarily due to a 10% increase in average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.5 million, or 7%, from $7.6 million for 2022 to $7.1 million for 2023. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $4.5 million in 2023 and $5.8 million in 2022, was 100% and 90%, for 2023 and 2022, respectively. The increase as a percentage of revenue in 2023 is primarily due to a decrease in utilization, resulting in a higher ratio of fixed costs to variable costs.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, decreased $1.0 million, or 5%, from $18.8 million for 2022 to $17.8 million for 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $7.7 million in 2023 and $11.5 million in 2022, was 74% and 75%, for 2023 and 2022, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. SG&A expense decreased $2.1 million, or 5%, to $37.5 million for the year ended December 31, 2023 from $39.6 million for the year ended December 31, 2022 primarily due to a decrease in the provision for expected credit losses. The following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2023	December 31, 2022
Cash expenses:
Compensation and benefits	$15,563	$13,729
Professional services	13,448	13,501
Other(a)	7,693	8,012
Total cash SG&A expense	36,704	35,242
Non-cash expenses:
Change in provision for expected credit losses	(591)	3,389
Stock based compensation	1,345	923
Total non-cash SG&A expense	754	4,312
Total SG&A expense	$37,458	$39,554
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $19.2 million, or 30%, to $45.1 million for 2023 from $64.3 million in 2022. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated or impaired.

Gains on Disposal of Assets, Net. Gains on the disposal of assets increased $2.1 million, or 54%, to $6.0 million for 2023 from $3.9 million in 2022. Gains on the disposal of assets is primarily related to the sale of a drilling rig, trucks, and field equipment for the years ended December 31, 2023 and trucks, land and buildings for the year ended December 31, 2022.

    Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill for the Aviation reporting unit. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value, resulting in impairment expense of $1.8 million for the year ended December 31, 2023. We did not recognize any impairment of goodwill in 2022.

    Operating Loss. We reported an operating loss of $16.7 million for 2023 compared to $16.4 million for 2022. The increased operating loss in 2023 was primarily due to reduced utilization across our well completions and natural sand proppant divisions, partially offset by a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense and financing charges, net. Interest expense and financing charges, net increased $4.7 million to $16.2 million for 2023 from $11.5 million for 2022, primarily due to a $2.8 million financing charge incurred in relation to the

Assignment Agreement with SPCP Group. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other Income, net. Other income, net increased $1.1 million during 2023 compared to 2022. We recognized interest on trade accounts receivable of $45.4 million in 2023 compared to $41.3 million in 2022. Additionally, on July 13, 2023, we sold all of our equity interests in ARS resulting in a $2.1 million gain on the sale.

    Income Taxes. During 2023, we recorded income tax expense of $12.3 million on pre-tax income of $9.1 million compared to income tax expense of $13.6 million on pre-tax income of $13.0 million for 2022. Our effective tax rate was 134.6% for 2023 compared to 104.8% for 2022. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as discrete items, such as changes in the valuation allowance and interest and penalties that may not be consistent from year to year. See Note 14 to our consolidated financial statements for additional detail regarding our change in tax expense.

Non-GAAP Financial Measures

Adjusted EBITDA

    Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of goodwill, impairment of other long-lived assets, public offering costs, stock based compensation, interest expense and financing charges, net, other income, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2021
Net loss	$(3,163)	$(619)	$(101,430)
Depreciation, depletion, amortization and accretion	45,110	64,271	78,475
Gains on disposal of assets, net	(6,041)	(3,908)	(5,147)
Impairment of goodwill	1,810	—	891
Impairment of other long-lived assets	—	—	1,212
Public offering costs	—	—	91
Stock based compensation	1,345	923	1,191
Interest expense and financing charges, net	16,196	11,506	6,406
Other income, net	(42,015)	(40,912)	(5,154)
Provision (benefit) for income taxes	12,297	13,607	(22,863)
Interest on trade accounts receivable	45,440	41,276	34,709
Adjusted EBITDA	$70,979	$86,144	$(11,619)

Well Completion Services

	Years Ended December 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2021
Net (loss) income	$(3,782)	$10,194	$(58,051)
Depreciation, depletion, amortization and accretion	16,794	22,103	26,377
Gains on disposal of assets, net	(2,091)	(615)	(770)
Public offering costs	—	—	31
Stock based compensation	508	380	333
Interest expense and financing charges, net	4,502	1,940	1,107
Other expense (income), net	2	(343)	1,843
Interest on trade accounts receivable	—	—	(1,841)
Adjusted EBITDA	$15,933	$33,659	$(30,971)

Infrastructure Services

	Years Ended December 31,
Reconciliation of net income (loss) to Adjusted EBITDA:	2023	2022	2021
Net income (loss)	$8,237	$4,933	$(36,711)
Depreciation, depletion, amortization and accretion	8,390	16,171	21,880
Gains on disposal of assets, net	(510)	(795)	(286)
Impairment of goodwill	—	—	891
Impairment of other long-lived assets	—	—	665
Public offering costs	—	—	39
Stock based compensation	538	349	500
Interest expense and financing charges, net	9,753	7,390	3,925
Other income, net	(39,252)	(40,470)	(6,499)
Provision for income taxes	11,214	13,427	712
Interest on trade accounts receivable	45,440	41,276	36,551
Adjusted EBITDA	$43,810	$42,281	$21,667

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of net income (loss) to Adjusted EBITDA:	2023	2022	2021
Net income (loss)	$906	$(1,945)	$(6,328)
Depreciation, depletion, amortization and accretion	7,737	8,732	9,005
Gains on disposal of assets, net	(13)	(89)	(30)
Public offering costs	—	—	12
Stock based compensation	187	119	202
Interest expense and financing charges, net	540	753	474
Other income, net	(18)	(14)	(844)
Interest on trade accounts receivable	—	—	(1)
Adjusted EBITDA	$9,339	$7,556	$2,490

Drilling Services

	Years Ended December 31,
Reconciliation of net loss to Adjusted EBITDA:	2023	2022	2021
Net loss	$(4,134)	$(6,071)	$(9,183)
Depreciation, depletion, amortization and accretion	4,514	5,811	6,784
Gains on disposal of assets, net	(1,577)	—	(205)
Public offering costs	—	—	1
Stock based compensation	23	11	66
Interest expense and financing charges, net	489	435	237
Other (income) expense, net	(33)	—	25
Adjusted EBITDA	$(718)	$186	$(2,275)

Other Services(a)

	Years Ended December 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2023	2022	2021
Net (loss) income	$(4,390)	$(7,730)	$8,843
Depreciation, depletion, amortization and accretion	7,675	11,454	14,429
Gains on disposal of assets, net	(1,850)	(2,409)	(3,856)
Impairment of goodwill	1,810	—	—
Impairment of other long-lived assets	—	—	547
Public offering costs	—	—	8
Stock based compensation	89	64	90
Interest expense and financing charges, net	912	988	663
Other (income) expense, net	(2,714)	(85)	321
Provision (benefit) for income taxes	1,083	180	(23,575)
Interest on trade accounts receivable	—	—	—
Adjusted EBITDA	$2,615	$2,462	$(2,530)
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

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Net loss, as reported	$(3,163)	$(619)	$(101,430)
Impairment of goodwill	1,810	—	891
Impairment of other long-lived assets	—	—	1,212
Adjusted net loss	$(1,353)	$(619)	$(99,327)

Basic loss per share, as reported	$(0.07)	$(0.01)	$(2.18)
Impairment of goodwill	0.04	—	0.02
Impairment of other long-lived assets	—	—	0.03
Adjusted basic loss per share	$(0.03)	$(0.01)	$(2.13)

Diluted loss per share, as reported	$(0.07)	$(0.01)	$(2.18)
Impairment of goodwill	0.04	—	0.02
Impairment of other long-lived assets	—	—	0.03
Adjusted diluted loss per share	$(0.03)	$(0.01)	$(2.13)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 20 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and term credit facility and cash flows from operations, as well as the net proceeds received by Cobra under the assignment agreement with SPCP Group relating to the PREPA receivable. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$16,556	$17,282
Revolving credit facility borrowing base	27,016	119,756
Less current and long-term debt	—	(83,520)
Less current and long-term debt - related parties	(45,000)	—
Less available borrowing capacity reserve	—	(10,000)
Less letter of credit facilities (environmental remediation)	(3,782)	(3,694)
Less letter of credit facilities (insurance programs)	(2,500)	(2,800)
Net working capital (less cash and current portion of long-term debt)(a)	297,816	325,719
Total	$290,106	$362,743
a.    Net working capital (less cash and current portion of long-term debt) is a non-GAAP measure and, as of December 31, 2023, is calculated by subtracting total current liabilities of $182.6 million and cash and cash equivalents of $16.6 million from total current assets of $496.9 million. As of December 31, 2022, net working capital (less cash) is calculated by subtracting total current liabilities of $237.2 million and cash and cash equivalents of $17.3 million from total current assets of $496.7 million, further adjusted to add current portion of long-term debt of $83.5 million. Amounts include receivables due from PREPA of $402.3 million and $379.0 million and corresponding liabilities of $60.6 million and $47.6 million at December 31, 2023 and 2022, respectively.

    As of February 28, 2024, we had cash on hand of $10.5 million, no outstanding borrowings under our new revolving credit facility and a borrowing base of $23.3 million, leaving an aggregate of $17.0 million of available borrowing capacity under this facility, after giving effect to $6.3 million of outstanding letters of credit. As of February 28, 2024, we had total liquidity of $27.5 million consisting of cash on hand and available borrowing capacity under our new revolving credit facility. These amounts do not include $9.6 million in cash received on February 29, 2024.

Liquidity and Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$31,386	$15,266	$(18,865)
Net cash (used in) provided by investing activities	(8,786)	(2,124)	5,507
Net cash (used in) provided by financing activities	(15,586)	(5,601)	8,428
Effect of foreign exchange rate on cash	2	(158)	7
Net change in cash	$7,016	$7,383	$(4,923)

Operating Activities

    Net cash provided by (used in) operating activities was $31.4 million, $15.3 million and ($18.9) million, respectively, for the years ended December 31, 2023, 2022 and 2021. The change in operating cash flows from 2022 to 2023 was primarily due to increased receipts on accounts receivable, including the receipt of $22.2 million from PREPA, which was partially offset by an increase in payments on accounts payable and other liabilities as well as a decline in depreciation expense. The change in operating cash flows from 2021 to 2022 was primarily due to an increase in activity and utilization across all of our operating divisions.

Investing Activities

    Net cash (used in) provided by investing activities was ($8.8) million, ($2.1) million and $5.5 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Cash (used in) provided by investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment and business divestitures.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Well completion services(a)	$17,931	$11,421	$4,327
Infrastructure services(b)	716	885	627
Natural sand proppant services(c)	223	88	484
Drilling services(c)	110	95	23
Other(d)	312	401	382
Eliminations	103	(153)	—
Total capital expenditures	$19,395	$12,737	$5,843
a.    Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the years ended December 31, 2023, 2022 and 2021.
b.    Capital expenditures primarily for truck, tooling and other equipment purchases for new infrastructure crews for the years ended December 31, 2023, 2022 and 2021.
c.    Capital expenditures primarily for maintenance for the years ended December 31, 2023, 2022 and 2021.
d.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the years ended December 31, 2023, 2022 and 2021.

Financing Activities

    Net cash (used in) provided by financing activities was ($15.6) million, ($5.6) million and $8.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Net cash used in financing activities for the year ended December 31, 2023 was primarily attributable to net repayments under our revolving credit facility of $83.5 million, principal payments on financing leases and equipment financing notes of $12.2 million, principal payments on sale leaseback arrangements of $5.0 million, debt issuance costs of $4.0 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards, partially offset by net proceeds from financing transactions of $46.1 million and borrowings with related parties of $43.9 million in relation to our term loan. Net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to net repayments under our revolving credit facility of $1.5 million and principal payments on financing leases and equipment notes of $4.3 million, partially offset by net proceeds received from sale-leaseback transactions of $0.2 million. Net cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to net proceeds received from sale-leaseback transactions of $6.5 million and net borrowings under our revolving credit facility of $4.2 million, partially offset by principal payment on financing leases and equipment notes of $2.3 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for the year ended December 31, 2023, ($0.2) million for the year ended December 31, 2022, and was a nominal amount for the year ended December 31, 2021. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $314.4 million and $259.5 million, respectively, at December 31, 2023 and 2022. Our unrestricted cash balances totaled $16.6 million and $17.3 million, respectively, at December 31, 2023 and 2022. Included in working capital are receivables due from PREPA totaling $402.3 million and $379.0 million and corresponding liabilities of $60.6 million and $47.6 million at December 31, 2023 and 2022, respectively.

New Revolving Credit Facility and New Term Credit Facility

     On October 16, 2023, we entered into the new revolving credit facility and the new term credit facility (each as defined below), which refinanced in full our indebtedness outstanding under, and terminated, the amended and restated revolving credit facility, dated as of October 19, 2018, as amended (the “previous revolving credit facility”), with us and certain of our direct and indirect subsidiaries, as borrowers, the lenders party thereto from time to time, and PNC Bank, National Association, as a lender and as administrative agent for the lenders.

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

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on our business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to us under the new revolving credit facility, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require us to apply all of our available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of our assets. The exercise of remedies under the new revolving credit facility and the new term credit facility are subject to the terms of an intercreditor agreement (the “intercreditor agreement”) between Fifth Third and Wexford and acknowledged by us and certain of our subsidiaries. The new revolving credit facility is currently scheduled to mature on the earliest of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028.

We were in compliance with the applicable financial covenants under our amended revolving credit facility in effect as of December 31, 2023. For additional information regarding our revolving credit facility, see Note 11. Debt to our consolidated financial statements included elsewhere in this report.

Cobra Assignment Agreement

On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), as purchaser. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group, at the purchase rate of 88.0% and free and clear of any liens and claims, all of its rights, title and interest in the first $63.0 million (the “Transferred Amount”) of the total outstanding accounts receivable that remained unpaid by PREPA as of October 6, 2023 (the “PREPA Claim”), received or to be received by Cobra on or after October 6, 2023. Between October 6, 2023 and December 1, 2023, Cobra received payments from PREPA with respect to the PREPA Claim totaling $8.6 million (the “Interim Payment Amount”), resulting in the net Transferred Amount of $54.4 million.

Under the terms and conditions of the Assignment Agreement, any portion of the Transferred Amount that remains outstanding from PREPA from and after March 31, 2024 will thereafter increase monthly at a rate of 1% per month, compounded. Any amount received with respect to the PREPA Claim in excess of the Transferred Amount will be for the benefit of Cobra. If (i) it is determined by a final order of any court of competent jurisdiction that the PREPA Claim is subject to any defense, claim or right of setoff, reduction, avoidance, disallowance, subordination, disgorgement, recharacterization, adversary proceeding or other impairment, whether on contractual, legal or equitable grounds, resulting in the PREPA Claim being disallowed or allowed in an amount less than the Transferred Amount, or (ii) Cobra consents to, or enters into a settlement agreement with PREPA for, the payment that is, in an aggregate amount, less than the Transferred Amount or is otherwise adversely impacting SPCP Group’s rights transferred under the Assignment Agreement, Cobra has agreed to repurchase within 18 months and one day from the receipt of SPCP Group’s written demand, the unpaid portion of the Transferred Amount subject to such disallowance or impairment, multiplied by the purchase rate, plus interest accruing, subject to certain tolling provisions, at a rate of 6% per annum from December 1, 2023 through and including the date of such repurchase.

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, to reduce outstanding borrowings under such term loan and security agreement. In connection with the Assignment Agreement, Wexford waived this requirement until the Assignment Agreement is terminated.

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2023 or to date. See also Item 1.A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

Sale-Leaseback Transactions

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36-month lease agreement whereby we will lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the initial lease terms.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39-month promissory note agreement with Bank7, or the Aviation Note, in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bore interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. The Aviation Note was paid off on September 30, 2022.

Equipment Financing Note

In December 2022, we entered into a 42-month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, we agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note was secured by the seven pressure pumping units and bore interest at an imputed rate of approximately 15.0%. This equipment note was paid off on December 22, 2023.

Capital Requirements and Sources of Liquidity

As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow and available borrowings under our credit facility and term loan facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

However, our liquidity and future cash flows are subject to a number of variables, including receipt of payments from our customers, including PREPA. During the year ended December 31, 2023, PREPA paid our subsidiary Cobra approximately $22.2 million. See also “—Cobra Assignment Agreement” regarding Cobra’s December 1, 2023 assignment of the Transferred Amount of PREPA receivable to SPCP Group and Cobra’s receipt of $46.1 million in net proceeds in connection therewith. As of December 31, 2023, PREPA owed Cobra approximately $402.3 million for services performed, including $197.5 million of interest charges. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra.

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

During 2023, our capital expenditures totaled $19.4 million, including $17.9 million in our well completion segment primarily related to upgrades to our pressure pumping fleet, $0.7 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews, $0.2 million in our natural sand proppant services segment for equipment maintenance and $0.6 million for our other divisions primarily related to equipment additions for our remote accommodations and equipment rental businesses.

    During 2024, we currently estimate that our aggregate capital expenditures will be approximately $15 million, depending upon industry conditions and our financial results. These capital expenditures include $13 million for our well completions segment, $1 million for our infrastructure segment and $1 million for our other businesses.

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

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2024 since the timing and size of acquisitions cannot be accurately forecasted. We intend to continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

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

Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Term credit facility principal(a)	$45,000	$—	$6,380	$38,620	$—
Commitment fees on revolving credit facility(b)	852	188	375	289	—
Interest on term credit facility(c)	25,411	5,899	11,441	8,071	—
Financing arrangement(d)	54,407	54,407	—	—	—
Sale-leaseback arrangements(e)	5,281	3,972	1,309	—	—
Operating lease obligations(f)	10,371	6,298	3,450	188	435
Financing lease obligations(g)	4,151	1,872	2,279	—	—
	$145,473	$72,636	$25,234	$47,168	$435

a.Excludes interest payments.
b.Assumes no outstanding borrowings on the revolving credit facility.
c.Assumption of term credit facility principal outstanding as of December 31, 2023 of $45.0 million using the interest rate as of December 31, 2023 of 12.9%.
d.Financing arrangement between Cobra and SPCP Group. See “Cobra Assignment Agreement” above.
e.Obligations under a sale-leaseback arrangement for a portion of our infrastructure segment assets.
f.Operating lease obligations primarily relate to rail cars, real estate and other equipment.
g.Financing lease obligations primarily relate to equipment for our infrastructure and natural sand proppant segments.

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
–allowance for expected credit losses;
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

Allowance for Expected Credit Losses
We regularly review receivables and provide for estimated losses through an allowance for expected credit losses. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of customers changes, circumstances develop, or additional information becomes available, adjustments to the allowance for expected credit losses may be required. This process involves judgment and estimation. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.
As of December 31, 2023 and 2022, our allowance for expected credit losses totaled $0.2 million and $3.6 million, respectively. During 2023, we wrote-off accounts receivable totaling $2.8 million, substantially most of which related to an insurance receivable.
Our accounts receivable balance included $402.3 million and $379.0 million related to PREPA as of December 31, 2023 and 2022, respectively, which includes interest charged on delinquent balances. During the year ended December 31, 2023, PREPA paid our subsidiary Cobra approximately $22.2 million. PREPA is currently subject to bankruptcy proceedings and, as a result, their ability to meet their obligations is largely dependent upon funding from the FEMA or other sources. For a description of our collection efforts and related litigation against PREPA, see Note 2. Summary of Significant Accounting Policies—Accounts Receivable and Note 20. Commitments and Contingencies to our consolidated financial statements and Item 1A. “Risk Factors—Risks Related to Our Business and the Industries We Serve” included elsewhere in this annual report.

We continuously review the facts and circumstances related to this receivable to determine if an allowance is needed. We believe all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations and that PREPA engaged in a reasonable procurement process. We believe these receivables are collectible and for the reasons previously described as well as other factors, no allowance was deemed necessary at December 31, 2023 or 2022. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us for services performed, the receivable may not be collectible.

See Note 2 to our consolidated financial statements for additional detail regarding our allowance for expected credit losses.

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

During the years ended December 31, 2023, and 2021, we recorded goodwill impairment charges of $1.8 million and $0.9 million, respectively. We did not recognize any impairment of goodwill for the year ended December 31, 2022. See Note 7 to our consolidated financial statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including significant assumptions used and other details.

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

During the year ended December 31, 2021, we recorded impairment charges of other long-lived assets totaling $1.2 million. We did not recognize any impairment of other long-lived assets for the years ended December 31, 2023 or 2022. See Note 7 to our consolidated financial statements for additional details.

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

Litigation and Contingencies

As discussed in Note 20 of our consolidated financial statements, we are involved in various litigation matters arising in the ordinary course of business. Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. For matters in which a liability is probable and reasonably estimable, we accrue an estimate for the resolution of the matter. For matters in which a liability is not probable and reasonably estimable, we do not accrue any amounts. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.

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

In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded. We saw improvements in the oilfield services industry and in both pricing and utilization of our well completion and drilling services during 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. These factors have continued into the first quarter of 2024. Despite this short-term softness, however, we are seeing indications that activity levels will begin to ramp back up in mid-2024, creating the opportunity to reactivate additional fleets, if appropriate. The ongoing war in Ukraine and the recent Israel-Hamas war, however, could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

Although the levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries continue to improve, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $16.6 million at December 31, 2023. We do not enter into investments for trading or speculative purposes.

    Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may continue to increase interest rates), the supply and demand for credit and general economic conditions, plus an applicable margin. Interest under our new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%. At December 31, 2023, we had no outstanding borrowings under the new credit facility and $45.0 million outstanding under our term loan with an interest rate of 12.9%. Based on the outstanding borrowings under our term loan as of December 31, 2023, a 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.5 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2023, we had $2.4 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately ($0.2) million as of December 31, 2023. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the volatility in commodity prices, the reduction in demand for our services and challenging macroeconomic conditions.

Specifically, we had receivables due from PREPA totaling $402.3 million as of December 31, 2023. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 20. Commitments and Contingencies—Litigation of our consolidated financial statements contained elsewhere in this annual report for additional information.

Seasonality

    We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide well completion and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Kentucky, Colorado, California, Indiana and Alberta, Canada. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 48%, 45% and 48%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2023.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 1, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 1, 2024

Item 9B. Other Information

    As discussed in this report, on December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”). Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. On February 26, 2024, PREPA paid $50.6 million with respect to its outstanding receivable to Cobra. This was in addition to $13.4 million paid by PREPA in January 2024. Of the $64.0 million paid by PREPA in 2024, $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement. Following such payment, all of Cobra’s and Mammoth’s obligations under the Assignment Agreement were fully extinguished and the Assignment Agreement was terminated effective as of February 28, 2024. For additional information regarding the Assignment Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cobra Assignment Agreement,” which information is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2023.

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

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement within 120 days after the close of the year ended December 31, 2023.

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
3.3
First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on June 9, 2020).

4.1	Description of Securities of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 2, 2020).
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

10.11
Amendment No. 5 to Emergency Master Service Agreement for PREPA's Electrical Grid Repairs-Hurricane Maria, dated as of February 27, 2018, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on February 28, 2018).

10.12
Master Service Contract for PREPA's Electrical Grid Repairs Hurricane Maria, executed on May 26, 2018, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on May 31, 2018).

10.13
N810LA Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.14
N904AF Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Leopard Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.15
First Amendment to the Mammoth Energy Services, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 10, 2020).

10.16

Revolving Credit Agreement, dated as of October 16, 2023, by and among Mammoth Energy Services, Inc., as borrower, certain of its direct and indirect subsidiaries, as guarantors, the lenders from time to time party thereto, and Fifth Third Bank, National Association, as agent, letters of credit issuer and swing line lender.

10.17

Loan and Security Agreement, dated as of October 16, 2023, by and among Mammoth Energy Services, Inc., as borrower, certain of its direct and indirect subsidiaries, as guarantors, the lenders from time to time party thereto and Wexford Capital LP, as agent for lenders.

10.18	Assignment Agreement, dated as of December 1, 2023, between Cobra Acquisitions LLC, as seller, Mammoth Energy Services, Inc. as guarantor, and SPCP Group, LLC, as purchaser.
21.1*	List of Significant Subsidiaries of the Company.
23.1*	John T. Boyd Company Consent.
23.2*	Consent of Grant Thornton LLP with respect to the financial statements of Mammoth Energy Services Inc.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

97.1	Mammoth Energy Services, Inc. Clawback Policy, effective as of December 1, 2023.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith, not filed.
+	Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	March 1, 2024	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arty Straehla	Chief Executive Officer (principal executive officer) and Director	March 1, 2024
Arty Straehla

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	March 1, 2024
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	March 1, 2024
Arthur Amron

/s/ James D. Palm	Director	March 1, 2024
James D. Palm

/s/ Paul Jacobi	Director	March 1, 2024
Paul Jacobi

/s/ Arthur Smith	Director	March 1, 2024
Arthur Smith

/s/ Corey Booker	Director	March 1, 2024
Corey Booker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2024 expressed an unqualified opinion.

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

Measurement of receivable balances from the Puerto Rico Electric Power Authority
As described further in Notes 2 and 20 to the consolidated financial statements, Cobra Acquisitions LLC (“Cobra”) and the Puerto Rico Electric Power Authority (“PREPA”) entered into an emergency master services agreement in October 2017 and a second master service contract in May 2018 for repairs to PREPA’s electrical grid due to damage caused by Hurricane Maria in 2017 (collectively, the “PREPA Contracts”). As of December 31, 2023, the consolidated financial statements include accounts receivable from PREPA for approximately $204.8 million for services performed as well as receivables of approximately $197.5 million of interest charges on delinquent balances in accordance with the terms of the PREPA Contracts (collectively, “PREPA receivable”).

We identified the measurement of the receivable balances associated with the PREPA Contracts as a critical audit matter.

The principal consideration for our determination that the measurement of the receivable balances from PREPA is a critical audit matter is the high degree of estimation uncertainty resulting from significant management judgment. Given that PREPA is subject to bankruptcy proceedings and as a result, its ability to meet its remaining obligations under the PREPA Contracts is largely dependent upon funding from FEMA or other sources, management’s qualitative evaluation of the measurement of the

PREPA receivable and the determination of PREPA’s ability and intent to remit payment required a high degree of auditor judgment and an increased extent of effort to assess the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the measurement of the receivable balances from PREPA included the following, among others.

•We obtained an understanding and evaluated the design, implementation, and operating effectiveness of management’s controls over the assessment of the measurement of the receivable balances from PREPA.
•We evaluated the qualitative assessment performed by management by performing the following:
◦We inquired of management to gain an understanding of the relevant facts and circumstances related to the status of FEMA’s review of invoices submitted by PREPA for reimbursement, PREPA’s appeals with FEMA on any amounts initially determined to be ineligible for federal assistance, and the status of PREPA’s bankruptcy proceedings. We evaluated management’s responses and analyzed the overall impact to the measurement of the PREPA receivable.
◦We sent PREPA an audit confirmation to verify the receivable balance as of year-end.
◦We inspected publicly available information to verify PREPA’s liquidity position as of year-end, and we inspected relevant court filings to verify funds FEMA has obligated to PREPA.
◦We held direct conversations with external legal counsel handling matters pertaining to PREPA and evaluated the responses to our inquiries regarding the current facts and circumstances of legal proceedings and the measurement of the accounts receivable from PREPA. Additionally, we sent inquiry letters to external legal counsel and obtained written representations from management related to the measurement of the PREPA receivable and the status of legal proceedings.
◦We corroborated the facts and circumstances by obtaining and reviewing the relevant court filings and correspondence with officials of PREPA, FEMA, and the Federal Oversight and Management Board for Puerto Rico, which is involved in the oversight of PREPA.
◦Through such procedures, we assessed the reasonableness of management’s conclusions regarding the measurement of the accounts receivable from PREPA and assessed the weighting of evidence collected to evaluate management’s conclusion that no reserve for credit loss was necessary.
•We assessed the sufficiency of management’s disclosures related to the PREPA receivable and related legal proceedings, including that PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources and that the receivable may not be collectable if PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to the Company, or (iii) otherwise does not pay amounts owed to the Company for services performed.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Oklahoma City, Oklahoma
March 1, 2024

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2023	2022
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$16,556	$17,282
Restricted cash	7,742	—
Accounts receivable, net	447,155	456,465
Receivables from related parties, net	47	223
Inventories	12,653	8,883
Prepaid expenses	12,181	13,219
Other current assets	591	620
Total current assets	496,925	496,692

Property, plant and equipment, net	113,905	138,066
Sand reserves	58,528	61,830
Operating lease right-of-use assets	9,551	10,656
Intangible assets, net	913	1,782
Goodwill	9,214	11,717
Deferred income tax asset	1,844	—
Other non-current assets	7,599	3,935
Total assets	$698,479	$724,678

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$27,508	$47,391
Accrued expenses and other current liabilities	86,713	52,297
Accrued expenses and other current liabilities - related parties	1,241	—
Current operating lease liability	5,771	5,447
Current portion of long-term debt	—	83,520
Income taxes payable	61,320	48,557
Total current liabilities	182,553	237,212

Long-term debt from related parties	42,809	—
Deferred income tax liabilities	628	471
Long-term operating lease liability	3,534	4,913
Asset retirement obligations	4,140	3,981
Other long-term liabilities	4,715	15,485
Total liabilities	238,379	262,062

COMMITMENTS AND CONTINGENCIES (Note 20)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 47,941,652 and 47,312,270 issued and outstanding at December 31, 2023 and 2022	479	473
Additional paid in capital	539,558	539,138
Accumulated deficit	(76,317)	(73,154)
Accumulated other comprehensive loss	(3,620)	(3,841)
Total equity	460,100	462,616
Total liabilities and equity	$698,479	$724,678

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022	2021
REVENUE	(in thousands, except per share amounts)
Services revenue	$269,227	$311,968	$182,236
Services revenue - related parties	980	1,133	15,782
Product revenue	39,285	48,985	28,799
Product revenue - related parties	—	—	2,145
Total revenue	309,492	362,086	228,962

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $37,356, $55,546 and $69,401, respectively, for 2023, 2022, and 2021)	219,876	241,323	170,275
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2023, 2022, and 2021)	475	541	531
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $7,734, $8,725 and $8,993, respectively, for 2023, 2022, and 2021)	27,489	36,723	27,520
Selling, general and administrative (Note 13)	37,458	39,554	77,861
Selling, general and administrative - related parties (Note 13)	—	—	385
Depreciation, depletion, amortization and accretion	45,110	64,271	78,475
Gains on disposal of assets, net	(6,041)	(3,908)	(5,147)
Impairment of goodwill	1,810	—	891
Impairment of other long-lived assets	—	—	1,212
Total cost and expenses	326,177	378,504	352,003
Operating loss	(16,685)	(16,418)	(123,041)

OTHER INCOME (EXPENSE)
Interest expense and financing charges, net	(14,955)	(11,506)	(6,406)
Interest expense and financing charges, net - related parties	(1,241)	—	—
Other income, net	42,015	40,912	5,669
Other expense, net - related parties	—	—	(515)
Total other income (expense)	25,819	29,406	(1,252)
Income (loss) before income taxes	9,134	12,988	(124,293)
Provision (benefit) for income taxes	12,297	13,607	(22,863)
Net loss	$(3,163)	$(619)	$(101,430)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net of tax of $0, $0 and ($36), respectively, for 2023, 2022, and 2021	221	(910)	134
Comprehensive loss	$(2,942)	$(1,529)	$(101,296)

Net loss per share (basic and diluted) (Note 16)	$(0.07)	$(0.01)	$(2.18)
Weighted average number of shares outstanding, basic and diluted (Note 16)	47,777	47,175	46,428

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Earnings (Deficit)	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2021	45,769	$458	$28,895	$537,039	$(3,065)	$563,327
Stock based compensation	915	9	—	1,182	—	1,191
Net loss	—	—	(101,430)	—	—	(101,430)
Other comprehensive income	—	—	—	—	134	134
Balance at December 31, 2021	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	917	—	923
Net loss	—	—	(619)	—	—	(619)
Other comprehensive loss	—	—	—	—	(910)	(910)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	1,337	—	1,345
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net loss	—	—	(3,163)	—	—	(3,163)
Other comprehensive income	—	—	—	—	221	221
Balance at December 31, 2023	47,941	$479	$(76,317)	$539,558	$(3,620)	$460,100

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities	(in thousands)
Net loss	$(3,163)	$(619)	$(101,430)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	1,345	923	1,191
Depreciation, depletion, amortization and accretion	45,110	64,271	78,475
Amortization of financing origination costs	1,288	777	665
Change in provision for expected credit losses	(591)	3,389	41,662
Gains on disposal of assets, net	(6,041)	(3,908)	(5,147)
Gains from sales of equipment damaged or lost down-hole	(335)	(604)	(288)
Impairment of goodwill	1,810	—	891
Impairment of other long-lived assets	—	—	1,212
Gain on sale of business	(2,080)	—	—
Deferred income taxes	(1,687)	7,700	(32,005)
Other	(693)	(117)	280
Changes in assets and liabilities:
Accounts receivable, net	11,099	(52,392)	(55,898)
Receivables from related parties	176	(135)	28,373
Inventories	(3,770)	(517)	3,654
Prepaid expenses and other assets	354	(710)	1,444
Accounts payable	(18,485)	6,680	(2,982)
Accrued expenses and other liabilities	(6,949)	(15,272)	12,380
Accrued expenses and other liabilities - related parties	1,241	—	—
Income taxes payable	12,757	5,800	8,658
Net cash provided by (used in) operating activities	31,386	15,266	(18,865)

Cash flows from investing activities:
Purchases of property and equipment	(19,395)	(12,737)	(5,843)
Business divestitures, net of cash transferred	3,276	—	—
Proceeds from disposal of property and equipment	7,333	10,613	11,350
Net cash (used in) provided by investing activities	(8,786)	(2,124)	5,507

Cash flows from financing activities:
Borrowings on long-term debt	201,091	197,975	73,100
Borrowings on long-term debt - related parties	43,874	—	—
Repayments of long-term debt	(284,610)	(199,430)	(68,911)
Proceeds from financing transaction, net	46,120	—	—
Proceeds from sale-leaseback transaction	—	4,589	9,473
Payments on sale-leaseback transaction	(4,958)	(4,429)	(2,951)
Principal payments on financing leases and equipment financing notes	(12,212)	(4,306)	(2,283)
Debt issuance costs	(3,972)	—	—
Other	(919)	—
Net cash (used in) provided by financing activities	(15,586)	(5,601)	8,428
Effect of foreign exchange rate on cash	2	(158)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	7,016	7,383	(4,923)
Cash, cash equivalents and restricted cash at beginning of period	17,282	9,899	14,822
Cash, cash equivalents and restricted cash at end of period	$24,298	$17,282	$9,899

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$12,017	$10,164	$4,827
Cash paid for income taxes	$897	$106	$829
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment included in accounts payable	$3,339	$4,736	$1,535
Right-of-use assets obtained for financing lease liabilities	$1,417	$3,058	$1,750

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

The following companies (“Operating Entities”) are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 15, 2010; Bison Trucking LLC (“Bison Trucking”), formed August 9, 2013; Anaconda Rentals LLC, formerly known as White Wing Tubular Services LLC, formed July 29, 2014; Barracuda Logistics LLC (“Barracuda”), formed October 24, 2014; Mr. Inspections LLC (“MRI”), formed January 25, 2015; Panther Drilling Systems LLC (“Panther”), formed December 11, 2012; Redback Energy Services, LLC (“Redback Energy”), formed October 6, 2011; Redback Coil Tubing, LLC (“Coil Tubing”), formed May 15, 2012; Redback Pump Down Services LLC (“Pump Down”), formed January 16, 2015; Muskie Proppant LLC (“Muskie”), formed September 14, 2011; Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), acquired November 24, 2014; Silverback Energy LLC (“Silverback”), formerly known as Stingray Logistics LLC, acquired November 24, 2014; Great White Sand Tiger Lodging Ltd. (“Sand Tiger”), formed October 1, 2007; WTL Oil LLC (“WTL”), formerly known as Silverback Energy Services LLC, formed June 8, 2016; Mammoth Equipment Leasing LLC, formed November 14, 2016; Cobra Acquisitions LLC (“Cobra”), formed January 9, 2017; Lion Power Services LLC (“Lion Power”), formerly known as Cobra Energy LLC, formed January 25, 2017; Mako Acquisitions LLC (“Mako”), formed March 28, 2017; Piranha Proppant LLC (“Piranha”), formed March 28, 2017; Higher Power Electrical LLC (“Higher Power”), acquired April 21, 2017; Stingray Energy Services LLC (“SR Energy”), acquired June 5, 2017; Stingray Cementing LLC (“Cementing”), acquired June 5, 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 5, 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 5, 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 5, 2017; South River Road, LLC (“South River”), acquired June 5, 2017; 5 Star Electric, LLC (“5 Star”), acquired July 1, 2017; Tiger Shark Logistics LLC (“Tiger Shark”), formed October 20, 2017; Cobra Aviation Services LLC (“Cobra Aviation”), formed January 2, 2018; Bison Sand Logistics LLC (“Bison Sand”), formed January 8, 2018; Dire Wolf Energy Services LLC (“Dire Wolf”), formed January 8, 2018; Black Mamba Energy LLC (“Black Mamba”), formed March 28, 2018; Stingray Cementing and Acidizing LLC (“Stingray Cementing and Acidizing”), formerly known as RTS Energy Services LLC (“RTS”), acquired June 15, 2018; Aquahawk Energy LLC (“Aquahawk”), formed June 28, 2018; Ivory Freight Solutions LLC (“Ivory Freight”), formed July 26, 2018; Python Equipment LLC (“Python”), formed December 5, 2018; IFX Transport LLC (“IFX”), formed December 5, 2018; Air Rescue Systems LLC (“ARS”), acquired December 21, 2018 and sold on July 13, 2023; Leopard Aviation LLC (“Leopard”), formed April 29, 2019; Predator Aviation LLC (“Predator Aviation”), formed April 19, 2019; Anaconda Manufacturing LLC (“Anaconda”), formed July 31, 2019; Aquawolf LLC (“Aquawolf”), formed September 25, 2019; and Falcon Fiber Solutions LLC (“Falcon”), formed March 3, 2021.

On July 13, 2023, the Company sold all of its equity interests in ARS. Activity for ARS through the date of sale is included in the accompanying consolidated financial statements.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities
The Company consolidates a VIE when it is determined to be the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 12 for more information on the Company’s VIEs.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the Company’s sand reserves and their impact on calculating depletion expense, allowance for expected credit losses, fair values used to assess recoverability and impairment of long-lived assets, including goodwill, estimates of income taxes and the estimated effects of litigation and other contingencies.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included Bison Trucking in its Drilling segment. The Company now presents Bison Trucking in the “All Other” reconciling column. See Note 21 for additional detail regarding our reporting segments. There was no impact on previously reported total assets, total liabilities, net income (loss) or equity for the periods presented.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash consists of amounts held by our previous creditor as collateral for letters of credit and card program. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2023, the Company had $2.4 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,
	2023	2022
Cash and cash equivalents	$16,556	$17,282
Restricted cash	7,742	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24,298	$17,282

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the 30th day following the invoice date and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in “other income, net” in the consolidated statement of comprehensive loss when chargeable and collectability is reasonably assured.

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the years ended December 31, 2023, 2022 and 2021, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $45.4 million, $41.3 million and $36.6 million, respectively. These amounts are included in “other income, net” in the accompanying consolidated statement of comprehensive loss. Included in “accounts receivable, net” in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were interest charges of $197.5 million and $152.0 million, respectively.

Allowance for Current Expected Credit Losses

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the allowance for expected credit losses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Balance, January 1, 2021	$30,139
Change in provision for expected credit losses	41,873
Additions charged to revenue	27,071
Additions charged to other selling, general, and administrative expense	273
Additions charged to other, net - related parties	515
Additions charged to other income (expense), net	1,474
Recoveries of receivables previously charged to credit loss expense	(211)
Write-offs charged against the provision	(83,049)
Balance, December 31, 2021	18,085
Change in provision for expected credit losses	3,550
Recoveries of receivables previously charged to credit loss expense	(161)
Write-offs charged against the provision	(17,887)
Balance, December 31, 2022	3,587
Change in provision for expected credit losses	47
Recoveries of receivables previously charged to credit loss expense	(638)
Write-offs charged against the provision	(2,831)
Balance, December 31, 2023	$165

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling a nominal amount, $3.6 million and $0.7 million, respectively, for the years ended December 31, 2023, 2022 and 2021. These additions were charged to credit loss expense based on the factors described above. Also, during the year ended December 31, 2021, the Company recorded additions to allowance for expected credit losses of $0.3 million related to insurance claim receivables for its directors and officers liability policy. The Company will continue to pursue collection until such time as final determination is made consistent with Company policy.

Gulfport

The Company’s subsidiaries Stingray Pressure Pumping and Muskie were party to a pressure pumping contract and a sand supply contract, respectively, with Gulfport Energy Corporation (“Gulfport”). On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. See Notes 3 and 20 for additional information. Following is a roll forward of the allowance for expected credit losses specifically related to Gulfport (in thousands):

Balance, January 1, 2022	11,714
Recoveries of receivables previously charged to credit loss expense	(147)
Write-offs charged against the provision	(11,567)
Balance, December 31, 2022	—

PREPA

As of December 31, 2023 and 2022, PREPA owed the Company $402.3 million and $379.0 million, respectively, which includes interest charged on delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). As of December 31, 2023, PREPA owed us approximately $204.8 million for services performed excluding $197.5 million of interest charged on delinquent balances. Since September 30, 2019, we have been pursuing litigation in the U.S. District

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Court for the District of Puerto Rico and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in Note 20—“Commitments and Contingencies—Litigation” included elsewhere in this report. In connection with these efforts, in 2023, an aggregate of $99 million was approved by FEMA for reimbursement to Cobra for services performed by Cobra, of which amount approximately $22.2 million was paid by PREPA to Cobra in 2023. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), pursuant to which Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See Note 20—“Commitments and Contingencies—Assignment Agreement” for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to the Government of Puerto Rico’s Central Recovery and Reconstruction Office (“COR3”) COR3 on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying approximately $13.4 million in approved but unpaid invoices for reimbursements for services performed by Cobra to SPCP Group, as Cobra’s assignee, which amount was paid by PREPA on January 18, 2024. PREPA, however, also informed the Court that it will withhold the release of any further funds to Cobra approved by FEMA for reimbursement to Cobra due to municipal and construction excise tax claims against Cobra allegedly aggregating to $70.4 million. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. The municipality has 15 days to request reconsideration. On January 19, 2024, the Court extended the previously ordered stay in the proceedings through April 5, 2024, and directed the parties to file a joint status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 determination memoranda regarding the second contract, (ii) the status of any remaining approved, but unpaid invoices, and (iii) whether the parties are actively engaged in mediation to resolve their outstanding issues by March 27, 2024. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable, of which $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The Company believes these receivables are collectible and no allowance was deemed necessary at December 31, 2023 or 2022. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the remaining amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible.

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

See Note 5 for additional disclosure related to inventory.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill
Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If it is determined that an impairment exists, an impairment charge is recognized for the excess of carrying value over implied fair value. The fair value is determined using a combination of the income and market approaches. See Note 7 and Note 8 for additional disclosures related to goodwill.

Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on our revolving credit facility (see Note 11) and our equity method investment (see Note 9). Investments are accounted for under the equity method in circumstances where the Company has the ability to exercise significant influence over the operating and investing policies of the investee, but does not have control. Under the equity method, the Company recognizes its share of the investee’s earnings in its consolidated statements of comprehensive loss. Investments are evaluated for impairment and a charge to earnings is recognized when any identified impairment is determined to be other than temporary.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the Company’s asset retirement obligations for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Balance as of beginning of period	$3,981	$3,720
Additions and revisions of prior estimates	—	176
Accretion expense	141	136
Foreign currency translation adjustment	18	(51)
Asset retirement obligation as of end of period	$4,140	$3,981

Amortizable Intangible Assets
Intangible assets subject to amortization include trade names, which are amortized over their estimated useful lives. See Notes 7 and 8 for additional disclosures related to intangible assets.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.

Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company elected the fair value option for measuring the liability of the Assignment Agreement. To estimate the fair value of the liability, the Company used inputs that are not observable in the market (Level 3) based on an income approach. The Company used the contractual settlement amount, imputed interest rate and expected timing of cash flows to estimate the liability as of December 31, 2023 using the discounted cash flow model. See Notes 10 and 20.

The carrying amount of cash and cash equivalents, restricted cash, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $12.7 million and $21.1 million, respectively, of unbilled revenue included in “accounts receivable, net” in the accompanying consolidated balance sheets at December 31, 2023 and 2022. The Company had $0.7 million and $7.5 million, respectively, of deferred revenue included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheets at December 31, 2023 and 2022.

Loss per Share
Loss per share is computed by dividing net loss by the weighted average number of outstanding shares. See Note 16.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. The Company has recorded interest and penalty payable of $5.0 million and $2.7 million at December 31, 2023 and 2022, respectively, related to the 2021 and 2022 tax year returns in Puerto Rico. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

Litigation and Contingencies
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates. See Note 20.

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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. The Company had $0.6 million of probable environmental liabilities included in “accounts payable” in the accompanying consolidated balance sheet at December 31, 2023. As of December 31, 2022, there were no probable environmental matters.

Other Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2023 and 2022 and revenues derived for the years ended December 31, 2023, 2022 and 2021:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2023	2022	2021	2023	2022
Customer A(a)	9%	10%	6%	—%	—%
Customer B(b)	—%	—%	—%	90%	83%
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

New Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendment requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extends certain annual disclosures to interim periods, clarifies the applicability to single reportable segment entities, permits more than one measure of profit or loss to be reported under certain conditions and requires disclosure of the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. We expect to adopt the new disclosures for the year ended December 31, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its disclosures.

3.     Revenues
The Company’s primary revenue streams include well completion services, infrastructure services, natural sand proppant services, drilling services and other services, which includes aviation, equipment rentals, remote accommodations and equipment manufacturing. See Note 21 for the Company’s revenue disaggregated by type.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a contract with Gulfport, Stingray Pressure Pumping agreed to provide Gulfport with use of up to two pressure pumping fleets for the period covered by the contract. Under this agreement, performance obligations were satisfied as services were rendered based on the passage of time rather than the completion of each segment of work. Stingray Pressure Pumping had the right to receive consideration from this customer even if circumstances prevent them from performing work. All consideration owed to Stingray Pressure Pumping for services performed during the contractual period was fixed and the right to receive it was unconditional. On December 28, 2019, Gulfport filed a legal action in Delaware state court seeking the termination of this contract and monetary damages. Further, on November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Stingray Pressure Pumping contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Stingray Pressure Pumping used the expected value method to estimate unliquidated damages totaling $37.9 million, which resulted in the recognition of net revenue totaling $14.8 million and bad debt expense of $2.9 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Stingray Pressure Pumping contract will be terminated. Stingray Pressure Pumping released all claims against Gulfport and its subsidiaries with respect to Gulfport’s bankruptcy proceedings and each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 20. As a result of this settlement agreement, during the three months ended September 30, 2021, the Company wrote off its remaining receivable related to the Stingray Pressure Pumping claim resulting in bad debt expense and other expense of $31.0 million and $1.3 million, respectively. Gulfport was a related party until June 29, 2021. On June 29, 2021, pursuant to the terms of its plan of reorganization, all of the Company’s shares that Gulfport owned were transferred to a trust for the benefit of certain of Gulfport’s creditors. The revenue recognized related to this agreement is included in “services revenue - related parties” in the accompanying consolidated statement of comprehensive loss. See Notes 13 and 20 below.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with FASB ASC 606, Revenue from Contracts with Customers, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. The Company did not have any deferred revenue related to shortfall payments at December 31, 2023 or 2022, respectively. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue totaling $2.0 million, $3.1 million and $12.0 million, respectively, related to shortfall payments.

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

Pursuant to its contract with Gulfport, Muskie agreed to sell and deliver specified amounts of sand to Gulfport. In September 2020, Muskie filed a lawsuit against Gulfport to recover delinquent payments due under this agreement. On November 13, 2020, Gulfport filed petitions for voluntary relief under chapter 11 of the Bankruptcy Code. On March 22, 2021, Gulfport listed the Muskie contract on its master rejection schedule filed with the bankruptcy court. The Company determined that these factors changed the scope of the contract, accelerated the duration of, and otherwise changed the rights and obligations of each party to the contract. As a result, the Company accounted for this as a contract modification during the three months ended March 31, 2021. Muskie used the expected value method to estimate unliquidated damages totaling $8.5 million, which resulted in the recognition of net revenue totaling $2.1 million and bad debt expense of $1.0 million on previously recognized revenue during the three months ended March 31, 2021. On September 21, 2021, the Company and Gulfport reached a settlement under which all litigation relating to the Muskie contract was terminated, each of the parties released all claims they had against the others with respect to the litigation matters discussed in Note 20 and Muskie’s contract claim against Gulfport was allowed under Gulfport’s plan of reorganization in the amount of $3.1 million. As a result of this settlement agreement, Muskie recognized bad debt expense of $0.2 million during the third quarter of 2021. Gulfport was a related party until June 29, 2021. The revenue recognized related to this agreement is included in “product revenue - related parties” in the accompanying consolidated statement of comprehensive loss. See Notes 13 and 20 below.

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

Practical Expedients

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, January 1, 2021	$8,281
Deduction for recognition of revenue	(12,329)
Increase for deferral of shortfall payments	7,023
Increase for deferral of customer prepayments	275
Balance, December 31, 2021	3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	530
Balance, December 31, 2023	$663

The Company did not have any contract assets as of December 31, 2023 or December 31, 2022.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company had unsatisfied performance obligations totaling $11.4 million, which are expected to be recognized over the next 13 months.

4. Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary ARS for $3.3 million in cash plus $0.3 million to be paid one year after closing if certain conditions are met. The Company recognized a gain of $2.1 million on the sale, which is included in “other income, net” in the accompanying consolidated statements of comprehensive loss.

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

	December 31,
	2023	2022
Supplies	$6,757	$5,167
Raw materials	872	974
Work in process	3,955	2,221
Finished goods	1,069	521
Total inventory	$12,653	$8,883

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2023	2022
Pressure pumping equipment	3-5 years	$251,111	$230,760
Drilling rigs and related equipment	3-15 years	97,207	110,724
Machinery and equipment	7-20 years	155,921	162,634
Buildings(a)	15-39 years	40,869	40,316
Vehicles, trucks and trailers	5-10 years	92,257	101,580
Coil tubing equipment	4-10 years	6,954	6,908
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,066	10,053
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(b)	3-12 years	15,171	18,296
		695,742	707,457
Deposits on equipment and equipment in process of assembly(c)		8,670	13,885
		704,412	721,342
Less: accumulated depreciation(d)		590,507	583,276
Total property, plant and equipment, net		$113,905	$138,066
a.Included in Buildings at December 31, 2022 are costs of $7.6 million related to assets under operating leases.
b.Included in Other property and equipment are costs of $3.1 million and $6.0 million at December 31, 2023 and 2022, respectively, related to assets under operating leases.
c.Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
d.Includes accumulated depreciation of $2.3 million and $8.0 million at December 31, 2023 and 2022, respectively, related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2023, 2022 and 2021, proceeds from the sale of equipment damaged or lost down-hole were $0.4 million, $0.8 million and $0.3 million, respectively, and gains on sales of equipment damaged or lost down-hole were $0.3 million, $0.6 million and $0.3 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” in the accompanying consolidated statements of comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, proceeds from the sale of equipment were $8.2 million, $10.0 million and $11.2 million, respectively, and gains from the sale or disposal of equipment were $6.0 million, $3.9 million and $5.1 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Depreciation expense	$40,891	$60,545	$76,093
Accretion and depletion expense	3,443	2,947	1,381
Amortization expense	776	779	1,001
Depreciation, depletion, amortization and accretion	$45,110	$64,271	$78,475

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Impairments

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

As a result of the ARS sale, we performed an impairment assessment of our goodwill during the third quarter of 2023. Based on the qualitative assessment described above, the Company concluded that it was more likely than not that the carrying value of the Aviation reporting unit was greater than its fair value. To determine fair value of the Aviation reporting unit at September 30, 2023, the Company used the income approach. The income approach estimates the fair value based on anticipated cash flows that are discounted using a weighted average cost of capital. As a result, the Company impaired goodwill associated with Cobra Aviation, resulting in a $1.8 million impairment charge during the third quarter of 2023. The Company performed an assessment of goodwill during the fourth quarter of 2023 and determined that the fair value of its goodwill was greater than its carrying value. Therefore, no additional impairment was deemed necessary at December 31, 2023.

The Company performed the qualitative assessment described above during the fourth quarter of 2022. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the Company’s reporting units was greater than their carrying value. Accordingly, no further testing was required and no impairment was recognized during the year ended December 31, 2022.

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

Impairment of Other Long-Lived Assets
Due to market conditions, the Company temporarily shut down its crude oil hauling operations beginning in July 2021. As a result, the Company recognized impairment of trade names totaling $0.5 million, which is included in “impairment of other long-lived assets” in the accompanying consolidated statements of comprehensive loss. The Company performed a review of its intangible asset balances as of December 31, 2021 and determined the fair value of Higher Power’s trade names and customer relationships was less than their carrying value, resulting in an additional impairment expense of $0.7 million at year-end.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 21) for the years ended December 31, 2023 and 2022 are presented below (in thousands):

	Well Completion	Other	Total
Balance as of January 1, 2022
Goodwill	$86,043	$14,830	$100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	—	—
Balance as of December 31, 2022
Goodwill	86,043	14,830	100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses(a)	—	(1,810)	(1,810)
Dispositions	—	(693)	(693)
Balance as of December 31, 2023
Goodwill	86,043	14,137	100,180
Accumulated impairment losses	(76,829)	(14,137)	(90,966)
	$9,214	$—	$9,214
a.See Note 7 for a description of impairment losses recognized.

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2023	2022
Trade names	7,730	7,850
Less: accumulated amortization - trade names	(6,817)	(6,068)
Intangible assets, net	$913	$1,782
Amortization expense for intangible assets was $0.8 million, $0.8 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized impairment of intangible assets totaling $1.2 million for the year ended December 31, 2021. See Note 7 for a description of these impairment losses.
The original life of trade names is 10 years as of December 31, 2023 with a remaining average useful life of 1.75 years.
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2024	$704
2025	85
2026	85
2027	39
$913

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Equity Method Investment
On December 21, 2018, Cobra Aviation and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment Leasing, Inc. (“Brim Equipment”) for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns three commercial helicopters and leases two commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $4.2 million and $3.5 million, respectively, at December 31, 2023 and 2022. The investment is included in “other non-current assets” in the accompanying consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions’ income (loss) of $0.7 million, $0.1 million, and ($0.3) million respectively, for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in “other income, net” in the accompanying consolidated statements of comprehensive loss. No additional investments were made during the years ended December 31, 2023, 2022 and 2021.

10.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
Accrued expense and other current liabilities and Other long-term liabilities included the following (in thousands):

	December 31,
	2023	2022
Accrued Expenses and Other Current Liabilities
Financing arrangement, net(a)	$48,943	$—
State and local taxes payable	13,111	13,336
Financed insurance premiums(b)	9,807	10,136
Accrued compensation and benefits	5,558	6,743
Sale-leaseback liability(c)	4,754	4,501
Financing leases	1,702	4,003
Insurance reserves	1,277	1,509
Deferred revenue	663	7,550
Equipment financing note(d)	—	2,329
Other	2,139	2,190
Total accrued expenses and other current liabilities	$87,954	$52,297

Other Long-Term Liabilities
Sale-leaseback liability(c)	$2,555	$6,836
Financing leases	2,138	2,602
Equipment financing note(d)	—	6,047
Other	22	—
Total other long-term liabilities	$4,715	$15,485
a.On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into the Assignment Agreement with SPCP Group. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA. The Company elected the fair value option for measuring the liability. As of December 31, 2023, the fair value of the liability was approximately $48.9 million. See Note 20 for additional information regarding this transaction.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2023, the applicable interest rates associated with financed

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
insurance premiums ranged from 6.60% to 7.05%. As of December 31, 2022, the applicable interest rates associated with financed insurance premiums ranged from 1.95% to 5.13%.
c.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36-month lease agreement whereby the Company will lease back the assets at a monthly rental rate of $0.1 million. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liability will be the expected repurchase price at the end of the initial lease terms.

d.In December 2022, the Company entered into a 42-month financing arrangement with FNC for the purchase of seven new pressure pumping units for an aggregate value of $9.7 million. Under this arrangement, the Company agreed to make monthly principal and interest payments totaling $0.3 million over the term of the agreement. This note is secured by the seven pressure pumping units and bears interest at an imputed rate of approximately 15.0%. This note was paid off on December 22, 2023.

11.    Debt

    Debt included the following (in thousands):

	December 31,
	2023	2022
Revolving credit facility	—	83,520
Term credit facility	45,000	—
Unamortized debt issuance costs and discount	(2,191)	—
Total debt	42,809	83,520
Less: current portion	—	83,520
Total long-term debt	$42,809	$—

As of December 31, 2023 and 2022, there were deferred financing costs on our revolving credit facility totaling $3.4 million and $0.4 million, respectively, included in “other non-current assets” in the accompanying consolidated balance sheets.

The table below presents debt maturities as of December 31, 2023, excluding debt issuance costs and discount (in thousands):

Total
2024	$—
2025	—
2026	6,380
2027	5,475
2028	33,145
Thereafter	—
Total long-term debt, net	$45,000

PNC Revolving Credit Facility

On October 19, 2018, Mammoth Inc. and certain of its direct and indirect subsidiaries, as borrowers, entered into an

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amended and restated revolving credit and security agreement with the lenders party thereto and PNC Bank, National
Association, as a lender and as administrative agent for the lenders, as subsequently further amended (the “previous revolving credit facility”).

At December 31, 2022, there were outstanding borrowings under the revolving credit facility of $83.5 million, the borrowing base was $119.8 million, and there was $19.7 million of borrowing capacity under the facility, after giving effect to $6.5 million of outstanding letters of credit and the requirement to maintain a $10.0 million reserve out of the available borrowing capacity.

New Revolving Credit Facility and New Term Credit Facility

On October 16, 2023, the Company entered into the new revolving credit facility and the new term credit facility (each as defined below), which refinanced in full the Company’s indebtedness outstanding under the previous revolving credit facility. The Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders (“Fifth Third”), as may be subsequently amended (the “new revolving credit facility”). The new revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the new revolving credit facility are secured by the Company’s assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the new revolving credit facility. The new revolving credit facility also contains various affirmative and restrictive covenants. Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the new revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of December 31, 2023, the financial covenant under the new revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during a Financial Covenant Period (as defined in the new revolving credit facility).

At December 31, 2023, the new revolving credit facility was undrawn, the borrowing base was $27.0 million, and there was $20.7 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit.

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit facility was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The new term credit facility provides for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility are secured by the Company’s assets, inclusive of the subsidiary companies. The new term credit facility also contains various affirmative and restrictive covenants. Interest under the new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%, as such margin may be increased pursuant to the terms of the new term credit facility; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder. As of December 31, 2023, borrowings outstanding under the new term credit facility bore interest at 12.9%.

In particular, under the new term credit facility, the Company is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof.

At December 31, 2023, there were outstanding borrowings under the term credit facility of $45.0 million.

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The new revolving credit facility is currently scheduled to mature on the earliest of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028.

Aviation Note

On November 6, 2020, Leopard and Cobra Aviation entered into a 39-month promissory note agreement with Bank7 (the “Aviation Note”) in an aggregate principal amount of $4.6 million and received net proceeds of $4.5 million. The Aviation Note bore interest at a rate based on the Wall Street Journal Prime Rate plus a margin of 1%. The Aviation Note was paid off on September 30, 2022.

12.     Variable Interest Entities

    Dire Wolf and Predator Aviation, wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns one helicopter and support equipment and 49% of the equity interest in Brim Acquisitions. Leopard owns one helicopter. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2023.

13.    Selling, General and Administrative Expense

    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash expenses:
Compensation and benefits	$15,563	$13,729	$15,064
Professional services	13,448	13,501	11,400
Other(a)	7,693	8,012	9,052
Total cash SG&A expense	36,704	35,242	35,516
Non-cash expenses:
Change in provision for expected credit losses(b)	(591)	3,389	41,662
Stock based compensation	1,345	923	1,068
Total non-cash SG&A expense	754	4,312	42,730
Total SG&A expense	$37,458	$39,554	$78,246
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b.    The change in provision for expected credit losses for the year ended December 31, 2021 includes $41.2 million related to the Stingray Pressure Pumping and Muskie contracts with Gulfport.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Income Taxes
The components of income tax provision (benefit) attributable to the Company for the year ended December 31, 2023, 2022 and 2021, respectively, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. current income tax expense	$715	$61	$290
U.S. deferred income tax benefit	—	(207)	(23,740)
Foreign current income tax expense	13,269	5,846	8,852
Foreign deferred income tax (benefit) expense	(1,687)	7,907	(8,265)
Total	$12,297	$13,607	$(22,863)

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$9,134	$12,988	$(124,293)
Statutory income tax rate	21%	21%	21%
Expected income tax expense (benefit)	1,918	2,727	(26,102)
Interest and penalties	2,269	1,677	1,043
Foreign income tax rate differential	3,416	4,311	(282)
Foreign earnings (loss) not in reported income	5,188	1,565	(336)
Foreign tax credits	(11,193)	(3,646)	(7,749)
Withholding taxes	1,340	1,677	(49)
Other permanent differences	1,011	322	478
State tax benefit	227	(1,129)	(2,449)
Return to provision	(11)	(116)	390
Change in valuation allowance	8,132	6,219	12,193
Total	$12,297	$13,607	$(22,863)

The Company’s effective tax rate was 134.6% for the year ended December 31, 2023 compared to 104.8% for the year ended December 31, 2022 and 18.4% for the year ended December 31, 2021.

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. The Company recorded interest and penalties expense of $1.8 million, $1.7 million and $1.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the 2020, 2021 and 2022 tax year returns in Puerto Rico. Additionally, the Company recorded interest expense of $0.5 million during the year ended December 31, 2023 related to the 2019 tax year return in the United States.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Lease asset	$3,249	$4,287
Intangible assets	997	952
Accrued liabilities	3,712	926
Net operating loss carryover	4,334	9,674
Foreign tax credits	96,303	86,311
Other	1,315	1,994
Valuation allowance	(86,432)	(78,298)
Deferred tax assets	23,478	25,846

Deferred tax liabilities:
Property and equipment	$(14,708)	$(18,989)
Lease liability	(3,160)	(4,057)
Prepaid expenses	(2,586)	(2,573)
Other	(1,808)	(698)
Deferred tax liabilities	(22,262)	(26,317)
Net deferred tax (liability) asset	$1,216	$(471)

Reflected in accompanying balance sheet as:
Deferred income tax asset	$1,844	$—
Deferred income tax liability	(628)	(471)
Total	$1,216	$(471)

During the years ended December 31, 2023 and 2022, the Company recorded changes in its valuation allowance of $8.1 million and $6.2 million, respectively, related to deferred tax assets that are not expected to be utilized. The Company has foreign tax credits carryforwards of $96.3 million as of December 31, 2023. These credits have a 10-year carryforward period and begin to expire in 2028.

The Company maintains a partial valuation allowance related to U.S. foreign tax credit carryforwards, as it cannot objectively assert that these deferred tax assets are more likely than not to be realized. All available positive and negative evidence was weighed to determine whether a valuation allowance was necessary. The more significant evidential matter is the higher foreign tax rate applied to foreign source income in comparison to the U.S. Federal tax rate of 21%. As a result, the Company has foreign tax credits in excess of the corresponding U.S. income tax liability for which the foreign tax credits are allowed as an offset and, therefore, are not likely to be realized.

At December 31, 2023, the Company had undistributed earnings in its Puerto Rico foreign branch. The distribution of these undistributed earnings is subject to a withholding tax in Puerto Rico and since the Company intends to make these distributions in the future, the withholding tax has been accrued.

The Company has recorded interest and penalties payable of $5.0 million and $2.7 million at December 31, 2023 and 2022, respectively, related to the 2020, 2021 and 2022 tax year returns in Puerto Rico and the 2019 tax year return in the United States. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

The Company did not have any uncertain tax positions for the years ended December 31, 2023 and 2022.

The Company’s U.S. federal tax returns for tax years 2018 through 2023 remain subject to examination by the tax authorities. The Company’s state and local income tax returns for tax years 2017 through 2023 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2018 through

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 and Canada tax returns for the tax years 2016 through 2023 remain open to examination by the respective tax authorities.

15.    Leases

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

Lease expense consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$7,510	$6,804
Short-term lease expense	515	75
Finance lease expense:
Amortization of right-of-use assets	2,059	1,820
Interest on lease liabilities	191	215
Total lease expense	$10,275	$8,914

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$9,551	$10,656
Current operating lease liability	5,771	5,447
Long-term operating lease liability	3,534	4,913
Finance leases:
Property and equipment, net	$3,966	$7,267
Accrued expenses and other current liabilities	1,702	4,003
Other liabilities	2,138	2,602

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,438	$6,790
Operating cash flows from finance leases	191	215
Financing cash flows from finance leases	3,716	2,655
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,681	$5,190
Finance leases	1,417	3,058

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.5 years	2.9 years
Finance leases	2.2 years	2.0 years
Weighted-average discount rate:
Operating leases	8.7%	4.1%
Finance leases	6.3%	4.3%

Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$6,298	$1,872
2025	2,725	918
2026	725	1,361
2027	174	—
2028	14	—
Thereafter	435	—
Total lease payments	10,371	4,151
Less: Present value discount	1,066	311
Present value of lease payments	$9,305	$3,840

Lessor Accounting

Certain of the Company’s agreements with its customers for other services, aviation services and remote accommodation services contain an operating lease component under FASB ASC 842, Leases, because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under FASB ASC 606, when the non-lease component is the predominant element of the combined component.

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2023, 2022 and 2021, the Company recognized lease revenue, which is included in “services

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenue” and “services revenue - related parties” in the accompanying consolidated statements of comprehensive loss of $3.2 million, $3.3 million, and $2.4 million, respectively.

16.    Loss Per Share

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(3,163)	$(619)	$(101,430)
Weighted average common shares outstanding	47,777	47,175	46,428
Basic loss per share	$(0.07)	$(0.01)	$(2.18)

Diluted loss per share:
Allocation of earnings:
Net loss	$(3,163)	$(619)	$(101,430)
Weighted average common shares, including dilutive effect (a)	47,777	47,175	46,428
Diluted loss per share	$(0.07)	$(0.01)	$(2.18)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the years ended December 31, 2023, 2022, or 2021 as their effect was antidilutive under the treasury stock method.

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

18.    Stock-Based Compensation
The 2016 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There was a maximum of 4.5 million shares of common stock reserved for issuance under the 2016 Plan, of which 0.6 million shares of common stock remain available for future grants under the 2016 Plan as of December 31, 2023.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. Forfeitures are recognized as incurred.

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2021	1,914,782	$1.21
Granted	128,205	3.90
Vested	(914,782)	1.52
Forfeited	—	—
Unvested restricted stock units as of December 31, 2021	1,128,205	1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested restricted stock units as of December 31, 2022	728,310	1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested restricted stock units as of December 31, 2023	302,383	5.06

As of December 31, 2023, there was $0.9 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $1.3 million, $0.9 million and $1.2 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

19.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in Related Party Transactions: Wexford; Gulfport; Grizzly Oil Sands ULC (“Grizzly”); El Toro Resources LLC (“El Toro”); Elk City Yard LLC (“Elk City Yard”); Caliber Investment Group LLC (“Caliber”); and Brim Equipment.

Following is a summary of related party transactions (in thousands):

		Years Ended December 31,			At December 31,
		2023	2022	2021	2023	2022
		REVENUES			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$14,812	$—	$—
Muskie and Gulfport	(b)	—	—	2,145	—	—
Cobra Aviation/ARS/Leopard and Brim Equipment	(c)	475	316	371	44	217
Panther and El Toro	(d)	505	814	599	—	—
Other Relationships		—	3	12	3	6
		$980	$1,133	$17,939	$47	$223

		OTHER			ACCOUNTS RECEIVABLE
Stingray Pressure Pumping and Gulfport	(a)	$—	$—	$514	$—	$—
Muskie and Gulfport	(b)	—	—	1	—	—
		$—	$—	$515	$—	$—
					$47	$223

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
c.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
d.Panther provides directional drilling services for El Toro, an entity controlled by Wexford, pursuant to a master service agreement.

		COST OF REVENUE			ACCOUNTS PAYABLE
		Years Ended December 31,			At December 31,
		2023	2022	2021	2023	2022
Cobra Aviation/ARS/Leopard and Brim Equipment	(a)	7	77	73	—	3
The Company and Caliber	(b)	361	357	351	—	—
Other Relationships		107	107	107	—	—
		$475	$541	$531	$—	$3

		SELLING, GENERAL AND ADMINISTRATIVE COSTS
The Company and Wexford	(c)	—	—	5	—	—
The Company and Caliber	(b)	—	—	374	—	—
Other Relationships		—	—	8	—	—
		$—	$—	$387	$—	$—
					$—	$3
a.Cobra Aviation, ARS and Leopard lease helicopters to Brim Equipment pursuant to aircraft lease and management agreements.
b.Caliber, an entity controlled by Wexford, leases office space to the Company.
c.Wexford provides certain administrative and analytical services to the Company and, from time to time, the Company pays for goods and services on behalf of Wexford.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investment named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investment is an entity controlled by Wexford, which owns approximately 47% of the Company’s outstanding common stock. Cobra Aviation and Leopard each lease one helicopter to Brim Equipment under the terms of aircraft lease and management agreements. ARS was subsequently sold to a third party in July 2023. See Note 4 for further discussion.

On October 16, 2023, The Company entered into a loan and security agreement with Wexford, an affiliate of Mammoth. Under this agreement, we had outstanding debt, net of debt discount and debt issuance costs, of $42.8 million and accrued interest of $1.2 million as of December 31, 2023. Additionally, we incurred interest expense under this agreement totaling $1.2 million for the year ended December 31, 2023. See Note 11 for additional detail on the agreement with Wexford.
20.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of December 31, 2023.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit facility which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	December 31,
	2023	2022
Environmental remediation	$3,782	$3,694
Insurance programs	2,500	2,800
Total letters of credit	$6,282	$6,494

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. As of December 31, 2023 and 2022, the workers’ compensation and automobile liability policies required a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2023 and 2022, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred relating to workers’ compensation and auto liability based on estimates. As of December 31, 2023 and 2022, accrued claims were $1.3 million and $1.5 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2023 and 2022, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of December 31, 2023 and 2022, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2023. At each of December 31, 2023 and 2022, accrued claims were $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2023 or 2022 and no expense was recognized during the years ended December 31, 2023, 2022 or 2021 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2023 and 2022, outstanding performance and payment bonds totaled $10.0 million and $8.6 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $2.5 million and $1.4 million as of December 31, 2023 and 2022, respectively. There were $0.2 million in outstanding bid bonds as of December 31, 2023 and no outstanding bid bonds as of December 31, 2022.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
As of December 31, 2023, PREPA owed the Company approximately $204.8 million for services performed, excluding $197.5 million of interest charged on delinquent balances as of December 31, 2023. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20, 2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed first-level administrative appeals of the November 21, 2022 and December 21, 2022. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memoranda regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 16, 2023. On August 22, 2023, PREPA paid Cobra approximately $2.0 million, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility. On August 30, 2023, Cobra filed an informative motion with the Court regarding the status of the approved, but unpaid invoices. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on September 18, 2023. In this Court ordered response, PREPA informed the Court that the approved, but unpaid invoices were in the process of being entered into PREPA’s system for payment. On September 22, 2023 and October 10, 2023, PREPA made payments to Cobra of approximately $0.8 million and $5.7 million, respectively, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility. On October 16, 2023 and October 25, 2023, PREPA made additional payments to Cobra of approximately $1.7 million and $1.2 million. Also on October 16, 2023, pursuant to Court’s prior order, the parties submitted a further joint status report. In the joint status report, PREPA informed the Court that, among other things, it intended to process and submit to COR3 for reimbursement the remaining approximately $81 million in approved, but unpaid invoices. In addition, the parties informed the Court that the parties were engaged in mediation to resolve open disputes with respect to other unpaid invoices. On October 19, 2023, the Court entered an order continuing the stay through the earlier of January 31, 2024, and the termination of the mediation, directing the parties to file a further status report with the Court by December 1, 2023, and if the disputes have not been resolved through payment or mediation by January 15, 2024, directed the parties to file a status report by January 16, 2024. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into the Assignment Agreement with SPCP Group. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See below for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to COR3 on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying Cobra’s assignee approximately $13.4 million, which was paid to SPCP Group on January 18, 2023. Additionally, PREPA reported that it received an order from the Humacao Superior Court requiring it to withhold approximately $9.0 million from any payment otherwise due to Cobra stemming from an alleged unpaid debt of municipal and construction excise taxes and noted that it is aware of twelve Puerto Rico Superior Court cases filed against Cobra by different municipalities relating to the same alleged claims for municipal and construction excise taxes, which, in aggregate, total approximately $70.4 million. See below for a more detailed discussion of claims alleging Cobra’s failure to pay construction excise and volume of business taxes. As a result of these alleged claims, PREPA informed the Court that it will withhold the release of any further funds to Cobra. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. The municipality has 15 days to request reconsideration. On January 19, 2024, the Court extended the stay through April 5, 2024, and directed the parties to file a joint status report addressing (i) the status of any administrative appeals in connection with the November 2022 and December 2022 determination memoranda regarding the second contract, (ii) the status of any remaining approved, but unpaid invoices, and (iii) whether the parties are actively engaged in mediation to resolve their outstanding issues by March 27, 2024. Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable, of which $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On January 21, 2020, MasTec Renewables Puerto Rico, LLC (“MasTec”) filed a lawsuit against Mammoth Inc. and Cobra in the U.S. District Court for the Southern District of Florida. MasTec’s complaint asserted claims against the Company and Cobra Acquisitions for violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), tortious interference and violations of Puerto Rico law. MasTec alleged that it sustained injuries to its business and property in an unspecified amount because it lost the opportunity to perform work in connection with rebuilding the energy infrastructure in Puerto Rico after Hurricane Maria under a services contract with a maximum value of $500 million due to the Company’s and Cobra’s wrongful interference, payment of bribes, and other inducement to a FEMA official. On April 1, 2020, the defendants filed a motion to dismiss the complaint. On October 14, 2020, the Court dismissed the RICO claims, and on November 18, 2020, dismissed the claims arising under the Puerto Rico statute and the cause of action for tortious interference with MasTec’s contract (but not its business relations), and dismissed Mammoth Inc. from the litigation. On August 2, 2021, in order to avoid the risks of further litigation, and with no admission of wrongdoing whatsoever, the Company reached an agreement to settle this matter. Under the terms of the agreement, Cobra paid $6.5 million to MasTec on August 2, 2021 and the Company guaranteed payment, by Cobra, of $9.25 million on both August 1, 2022 and December 1, 2022. The agreement specified interest rates between 6% and 12%. The settlement amount and legal expenses related to the matter of $25.0 million and $5.4 million, respectively, are reflected in “other income, net” in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2021. Cobra made the second installment payment, including accrued interest, to MasTec on August 23, 2022, the final installment principal payment to MasTec on October 24, 2022 and the final installment interest payment to MasTec on December 1, 2022.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal RICO statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition. On November 16, 2023, rather than respond to the motion, Foreman filed an Amended Petition naming Arty Straehla, Mark Layton and Wexford as additional defendants, added claims for fraudulent transfer arising out of the refinancing of certain debt and sought receivership over Mammoth and Cobra related to allegedly fraudulently transferred assets. The defendants moved to dismiss the Amended Petition, and the motion is set to be heard on March 12, 2024. On February 8, 2024, Foreman filed a Motion for Appointment of Receiver. Mammoth’s response to this motion is due by March 1, 2024. The Company believes these claims are without merit and will vigorously defend the action. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Straehla and Layton

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
moved to dismiss the complaint. On January 18, 2024, Foreman voluntarily dismissed the Florida State Court action against Straehla and Layton. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

Cobra has been served with 13 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. These matters are in various stages in the applicable courts in Puerto Rico. On November 14, 2022, the Puerto Rico Superior Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. The municipality has 15 days to request reconsideration. Cobra believes it is exempt from the construction excise taxes. To the extent Cobra receives an unfavorable judgment, the Company believes that any such taxes in the judgment that relate to the Emergency Master Service Agreement with PREPA executed on October 19, 2017, would be reimbursable to Cobra. At this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During 2023, the Company recognized an estimated liability related to these complaints, which is included in “accounts payable” in the accompanying consolidated balance sheet at December 31, 2023. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for six months and one day, a term of supervised release of six months and one day and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. The Company does not expect any additional activity in the criminal proceeding. Given the uncertainty inherent in criminal litigation, however, it is not possible at this time to determine the potential impacts that the sentencings could have on the Company. PREPA has stated in Court filings that it may contend the alleged criminal activity affects Cobra’s entitlement to payment under its contracts with PREPA. It is unclear what PREPA’s position will be going forward. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra is cooperating with the DOJ and is not able to predict the outcome of this investigation or if it will have a material impact on Cobra’s or the Company’s business, financial condition, results of operations or cash flows. With regard to the SEC investigation disclosed in previous filings, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action against the Company.

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

Assignment Agreement
On December 1, 2023, Cobra, as seller and Mammoth, as guarantor, entered into the Assignment Agreement with SPCP Group, as purchaser.

Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group, at the purchase rate of 88.0% and free and clear of any liens and claims, all of its rights, title and interest in the first $63.0 million (the “Transferred Amount”) of the total outstanding accounts receivable that remained unpaid by PREPA as of October 6, 2023 (the “PREPA Claim”), received or to be received by Cobra on or after October 6, 2023. Between October 6, 2023 and December 1, 2023, Cobra received payments from PREPA with respect to the PREPA Claim totaling $8.6 million (the “Interim Payment Amount”), resulting in the net Transferred Amount of $54.4 million.

Under the terms and conditions of the Assignment Agreement, any portion of the Transferred Amount that remains outstanding from PREPA from and after March 31, 2024 will thereafter increase monthly at a rate of 1% per month, compounded. Any amount received with respect to the PREPA Claim in excess of the Transferred Amount will be for the benefit of Cobra. If (i) it is determined by a final order of any court of competent jurisdiction that the PREPA Claim is subject to any defense, claim or right of setoff, reduction, avoidance, disallowance, subordination, disgorgement,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recharacterization, adversary proceeding or other impairment, whether on contractual, legal or equitable grounds, resulting in the PREPA Claim being disallowed or allowed in an amount less than the Transferred Amount, or (ii) Cobra consents to, or enters into a settlement agreement with PREPA for, the payment that is, in an aggregate amount, less than the Transferred Amount or is otherwise adversely impacting SPCP Group’s rights transferred under the Assignment Agreement, Cobra has agreed to repurchase within 18 months and one day from the receipt of SPCP Group’s written demand, the unpaid portion of the Transferred Amount subject to such disallowance or impairment, multiplied by the purchase rate, plus interest accruing, subject to certain tolling provisions, at a rate of 6% per annum from December 1, 2023 through and including the date of such repurchase.

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, including the proceeds received by Cobra under the Assignment Agreement, to reduce outstanding borrowings under such term loan and security agreement, which requirement was waived by Wexford in connection with the Assignment Agreement.

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. The Company elected the fair value option for measuring the liability to simplify the accounting associated with the Assignment Agreement. As of December 31, 2023, the fair value of the liability was approximately $48.9 million, which is included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheet and the aggregate unpaid principal balance related to this liability was $54.4 million. During the year ended December 31, 2023, the Company recognized a financing charge totaling $2.8 million, which is included in “interest expense and financing charges, net” in the accompanying consolidated statement of comprehensive loss.

Subsequent to December 31, 2023, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra. The Company expects to recognize a financing charge totaling approximately $5.5 million during the first quarter of 2024 related to the termination of the Assignment Agreement.

Defined contribution plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2023, 2022 and 2021, the Company paid $2.0 million, $1.9 million and $1.8 million, respectively, in contributions to the plan.
21.    Reporting Segments and Geographic Areas
Reporting Segments

As of December 31, 2023, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company principally provides services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers as well as electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities.

The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating income (loss) less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of December 31, 2023, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region. In 2022, the Company included Bison Trucking in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2023, the Company changed its presentation in 2023 to move Bison Trucking to the reconciling column titled “All Other”. The results for the years ended December 31, 2022 and 2021 have been retroactively adjusted to reflect these changes.

During certain of the periods presented, the Company also provided aviation services, equipment rental services, crude oil hauling services, remote accommodation and equipment manufacturing. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in FASB ASC 280. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, restricted cash, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Year Ended December 31, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$130,771	$110,537	$39,106	$7,126	$21,952	$—	$309,492
Intersegment revenues	517	—	25	—	2,102	(2,644)	—
Total revenue	131,288	110,537	39,131	7,126	24,054	(2,644)	309,492
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	107,405	90,478	26,324	7,095	16,538	—	247,840
Intersegment cost of revenues	1,246	149	—	26	1,223	(2,644)	—
Total cost of revenue	108,651	90,627	26,324	7,121	17,761	(2,644)	247,840
Selling, general and administrative	7,212	22,078	3,655	746	3,767	—	37,458
Depreciation, depletion, amortization and accretion	16,794	8,390	7,737	4,514	7,675	—	45,110
Gains on disposal of assets, net	(2,091)	(510)	(13)	(1,577)	(1,850)	—	(6,041)
Impairment of goodwill	—	—	—	—	1,810	—	1,810
Operating income (loss)	722	(10,048)	1,428	(3,678)	(5,109)	—	(16,685)
Interest expense and financing charges, net	4,502	9,753	540	489	912	—	16,196
Other expense (income), net	2	(39,252)	(18)	(33)	(2,714)	—	(42,015)
(Loss) income before income taxes	$(3,782)	$19,451	$906	$(4,134)	$(3,307)	$—	$9,134
Total expenditures for property, plant and equipment	$17,931	$716	$223	$110	$312	$103	$19,395
As of December 31, 2023:
Intangible assets, net	$619	$105	$—	$—	$189	$—	$913
Total assets	$50,965	$462,429	$121,162	$13,492	$69,005	$(18,574)	$698,479

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2022	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$169,872	$111,452	$48,916	$8,380	$23,466	$—	$362,086
Intersegment revenue	791	—	2,475	—	1,708	(4,974)	—
Total revenue	170,663	111,452	51,391	8,380	25,174	(4,974)	362,086
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	124,848	91,577	36,783	7,514	17,865	—	278,587
Intersegment cost of revenues	3,894	72	—	85	923	(4,974)	—
Total cost of revenue	128,742	91,649	36,783	7,599	18,788	(4,974)	278,587
Selling, general and administrative	8,642	19,147	7,171	606	3,988	—	39,554
Depreciation, depletion, amortization and accretion	22,103	16,171	8,732	5,811	11,454	—	64,271
Gains on disposal of assets, net	(615)	(795)	(89)	—	(2,409)	—	(3,908)
Operating income (loss)	11,791	(14,720)	(1,206)	(5,636)	(6,647)	—	(16,418)
Interest expense and financing charges, net	1,940	7,390	753	435	988	—	11,506
Other income, net	(343)	(40,470)	(14)	—	(85)	—	(40,912)
Income (loss) before income taxes	$10,194	$18,360	$(1,945)	$(6,071)	$(7,550)	$—	$12,988
Total expenditures for property, plant and equipment	$11,421	$885	$88	$95	$401	$(153)	$12,737
As of December 31, 2022:
Intangible assets, net	$1,307	$135	$—	$—	$340	$—	$1,782
Total assets	$82,897	$450,841	$129,467	$20,276	$115,980	$(74,783)	$724,678

Year Ended December 31, 2021	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$84,190	$93,403	$30,880	$3,117	$17,372	$—	$228,962
Intersegment revenues	144	—	3,980	5	2,694	(6,823)	—
Total revenue	84,334	93,403	34,860	3,122	20,066	(6,823)	228,962
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	58,782	90,363	27,232	4,258	17,691	—	198,326
Intersegment cost of revenues	5,770	196	—	403	454	(6,823)	—
Total cost of revenue	64,552	90,559	27,232	4,661	18,145	(6,823)	198,326
Selling, general and administrative	49,275	18,267	5,351	803	4,550	—	78,246
Depreciation, depletion, amortization and accretion	26,377	21,880	9,005	6,784	14,429	—	78,475
Gains on disposal of assets, net	(770)	(286)	(30)	(205)	(3,856)	—	(5,147)
Impairment of goodwill	—	891	—	—	—	—	891
Impairment of other long-lived assets	—	665	—	—	547	—	1,212
Operating loss	(55,100)	(38,573)	(6,698)	(8,921)	(13,749)	—	(123,041)
Interest expense and financing charges, net	1,107	3,925	474	237	663	—	6,406
Other expense (income), net	1,843	(6,499)	(844)	25	321	—	(5,154)
Loss before income taxes	$(58,050)	$(35,999)	$(6,328)	$(9,183)	$(14,733)	$—	$(124,293)
Total expenditures for property, plant and equipment	$4,327	$627	$484	$23	$382	$—	5,843
As of December 31, 2021:
Intangible assets, net	$1,995	$165	$—	$—	$401	$—	$2,561
Total assets	$56,036	$427,626	$156,519	$25,188	$126,482	$(70,959)	$720,892

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$287,467	$343,307	$217,958
Canada	21,746	18,603	10,685
Other	279	176	319
Total	$309,492	$362,086	$228,962

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$189,697	$217,101	$258,666
Canada	10,013	10,885	13,349
Total	$199,710	$227,986	$272,015

22.    Subsequent Events
Subsequent to December 31, 2023, the Company issued additional bid bonds totaling $1.1 million related to its infrastructure segment.