Form 10-Q
period 2024-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2024-05-02
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 48,008,319 shares of common stock, $0.01 par value, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2023 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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
•our ability to grow our infrastructure services segment or recommence certain of our suspended oilfield services;
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
•the results of litigation and other dispute resolution efforts relating to the contracts awarded to our subsidiary Cobra Acquisitions LLC, or Cobra, by the Puerto Rico Electric Power Authority, or PREPA;
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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2023 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31,	December 31,
	2024	2023
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$22,021	$16,556
Restricted cash	—	7,742
Accounts receivable, net	389,520	447,202
Inventories	12,821	12,653
Prepaid expenses	8,982	12,181
Other current assets	554	591
Total current assets	433,898	496,925

Property, plant and equipment, net	109,232	113,905
Sand reserves	58,530	58,528
Operating lease right-of-use assets	7,990	9,551
Goodwill	9,214	9,214
Deferred income tax asset	1,204	1,844
Other non-current assets	8,002	8,512
Total assets	$628,070	$698,479
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$21,506	$27,508
Accrued expenses and other current liabilities	34,117	86,713
Accrued expenses and other current liabilities - related parties	—	1,241
Current operating lease liability	5,212	5,771
Income taxes payable	62,482	61,320
Total current liabilities	123,317	182,553

Long-term debt from related parties	45,630	42,809
Deferred income tax liabilities	597	628
Long-term operating lease liability	2,617	3,534
Asset retirement obligations	4,162	4,140
Other long-term liabilities	3,483	4,715
Total liabilities	179,806	238,379

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,008,319 and 47,941,652 issued and outstanding at March 31, 2024 and December 31, 2023	480	479
Additional paid in capital	539,776	539,558
Accumulated deficit	(88,128)	(76,317)
Accumulated other comprehensive loss	(3,864)	(3,620)
Total equity	448,264	460,100
Total liabilities and equity	$628,070	$698,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE	(in thousands, except per share amounts)
Services revenue	$38,814	$103,637
Services revenue - related parties	68	220
Product revenue	4,307	12,463
Total revenue	43,189	116,320

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $5,874 and $11,762, respectively, for the three months ended March 31, 2024 and 2023)	34,483	80,977
Services cost of revenue - related parties	118	31
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,146 and $1,186, respectively, for the three months ended March 31, 2024 and 2023)	5,983	7,985
Selling, general and administrative (Note 12)	8,782	8,383
Depreciation, depletion, amortization and accretion	7,021	12,956
Gains on disposal of assets, net	(1,166)	(361)
Total cost and expenses	55,221	109,971
Operating (loss) income	(12,032)	6,349

OTHER INCOME (EXPENSE)
Interest expense and financing charges, net	(6,637)	(3,289)
Interest expense and financing charges, net - related parties	(1,500)	—
Other income, net	10,143	8,624
Total other income, net	2,006	5,335
(Loss) income before income taxes	(10,026)	11,684
Provision for income taxes	1,785	3,333
Net (loss) income	$(11,811)	$8,351

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $0 and $0, respectively, for the three months ended March 31, 2024 and 2023	(244)	3
Comprehensive (loss) income	$(12,055)	$8,354

Net (loss) income per share (basic) (Note 15)	$(0.25)	$0.18
Net (loss) income per share (diluted) (Note 15)	$(0.25)	$0.17
Weighted average number of shares outstanding (basic) (Note 15)	47,964	47,443
Weighted average number of shares outstanding (diluted) (Note 15)	47,964	48,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended March 31, 2024
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2023	47,941	$479	$(76,317)	$539,558	$(3,620)	460,100
Stock based compensation	67	1	—	218	—	219
Net loss	—	—	(11,811)	—	—	(11,811)
Other comprehensive loss	—	—	—	—	(244)	(244)
Balance at March 31, 2024	48,008	$480	$(88,128)	$539,776	$(3,864)	$448,264

	Three Months Ended March 31, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	567	6	—	641	—	647
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net income	—	—	8,351	—	—	8,351
Other comprehensive loss	—	—	—	—	3	3
Balance at March 31, 2023	47,713	$477	$(64,803)	$538,862	$(3,838)	$470,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(11,811)	$8,351
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Stock based compensation	219	647
Depreciation, depletion, accretion and amortization	7,021	12,956
Amortization of debt origination costs	372	188
Change in provision for expected credit losses	229	(381)
Gains on disposal of assets	(1,166)	(361)
Deferred income taxes	609	(27)
Other	111	174
Changes in assets and liabilities:
Accounts receivable, net	56,623	(18,534)
Inventories	(168)	(1,347)
Prepaid expenses and other assets	3,236	3,203
Accounts payable	(5,152)	8,602
Accrued expenses and other liabilities	(5,441)	(13,262)
Accrued expenses and other liabilities - related parties	1,500	—
Income taxes payable	1,167	3,031
Net cash provided by operating activities	47,349	3,240

Cash flows from investing activities:
Purchases of property and equipment	(4,151)	(6,036)
Proceeds from disposal of property and equipment	3,049	330
Net cash used in investing activities	(1,102)	(5,706)

Cash flows from financing activities:
Borrowings on long-term debt	—	66,700
Repayments of long-term debt	—	(65,606)
Payments on financing transaction	(46,837)	—
Payments on sale leaseback transaction	(1,112)	(1,214)
Principal payments on financing leases and equipment financing notes	(503)	(2,044)
Debt issuance costs	(37)	—
Other	—	(919)
Net cash used in financing activities	(48,489)	(3,083)
Effect of foreign exchange rate on cash	(35)	(6)
Net decrease in cash, cash equivalents and restricted cash	(2,277)	(5,555)
Cash, cash equivalents and restricted cash at beginning of period	24,298	17,282
Cash, cash equivalents and restricted cash at end of period	$22,021	$11,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$741	$3,108
Cash paid for income taxes, net of refunds received	$8	$(26)
Supplemental disclosure of non-cash transactions:
Interest paid in kind	$2,741	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2,500	$5,917
Right-of-use assets obtained for financing lease liabilities	$106	$—

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

Operations

The Company’s well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company’s infrastructure services include engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company’s natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company’s drilling services provided drilling rigs and directional tools for both vertical and horizontal drilling of oil and natural gas wells. The Company also provides other services, including aviation, equipment rentals, remote accommodations and equipment manufacturing.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included Bison Trucking LLC (“Bison Trucking”) in its drilling services segment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company now presents Bison Trucking in the “All Other” reconciling column. See Note 20 for additional detail regarding our reporting segments. There was no impact on previously reported total assets, total liabilities, net income (loss) or equity for the periods presented.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash as of December 31, 2023 consisted of amounts held by our previous creditor as collateral for letters of credit and credit card program.

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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three months ended March 31, 2024 and 2023, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $10.5 million and $11.2 million, respectively. These amounts are included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were interest charges of $208.0 million and $197.5 million, respectively.

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

Following is a roll forward of the changes in our allowance for expected credit losses for the year ended December 31, 2023 and the three months ended March 31, 2024 (in thousands):

Balance, January 1, 2023	$3,587
Change in provision for expected credit losses	47
Recoveries of receivables previously charged to credit loss expense	(638)
Write-offs charged against the provision	(2,831)
Balance, December 31, 2023	165
Change in provision for expected credit losses	242
Recoveries of receivables previously charged to credit loss expense	(13)
Write-offs charged against the provision	(271)
Balance, March 31, 2024	$123

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.2 million and a nominal amount for the three months ended March 31, 2024 and 2023, respectively. These additions were charged to credit loss expense based on the factors described above.

PREPA

As of March 31, 2024, PREPA owed Cobra approximately $140.8 million for services performed, excluding $208.0 million of interest charged on these delinquent balances. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). Since September 30, 2019, we have been pursuing litigation in the U.S. District Court for the District of Puerto Rico and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in Note 19—“Commitments and Contingencies—Litigation” included elsewhere in this report. In connection with these efforts, in 2023, an aggregate of $99 million was approved by FEMA for reimbursement to Cobra for services performed by Cobra, of which amount approximately $22.2 million was paid by PREPA to Cobra in 2023. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), pursuant to which Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See Note 19—“Commitments and Contingencies—Assignment Agreement” included elsewhere in this report for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to the Government of Puerto Rico’s Central Recovery and Reconstruction Office (“COR3”) on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying approximately $13.4 million in approved but unpaid invoices for reimbursements for services performed by Cobra to SPCP Group, as Cobra’s assignee, which amount was paid by PREPA on January 18, 2024. PREPA, however, also informed the Court that it would withhold the release of any further funds to Cobra approved by FEMA for reimbursement to Cobra due to municipal and construction excise tax claims against Cobra allegedly aggregating to $70.4 million. On January 19, 2024, the Court extended the previously ordered stay in the proceedings through April 5, 2024, and directed the parties to file a joint status report by March 27, 2024. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. On February 26, 2024, PREPA paid $50.6 million, of which $9.6 million was paid to Cobra and $41.0 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. On March 27, 2024, the parties filed a joint status report in which, among other things, PREPA informed the Court that it was withholding the release of FEMA approved funds for reimbursement to Cobra totaling approximately $18.2 million due to municipal and construction excise tax claims against Cobra. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On March 29, 2024, the Court extended the previously ordered stay in the proceedings through May 24, 2024, and directed the parties to file a joint status report by May 8, 2024. Cobra remains in mediation with PREPA on all open disputes. This may result in settlement negotiations but, at this time, it remains unclear whether a negotiated resolution can be reached on all or part of the open disputes and thus the range of possible outcomes is uncertain. As such, at this time, Cobra is not able to estimate a range of loss.

The Company believes all amounts charged to PREPA, including interest charged on delinquent accounts receivable, were in accordance with the terms of the contracts. Further, there have been multiple reviews prepared by or on behalf of FEMA that have concluded that the amounts Cobra charged PREPA were reasonable, that PREPA adhered to Puerto Rican legal statutes regarding emergency situations, and that PREPA engaged in a reasonable procurement process. The Company believes these receivables are collectible and no allowance was deemed necessary at March 31, 2024 or

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the remaining amounts owed to the Company or (iii) otherwise does not pay amounts owed to the Company, the receivable may not be collectible.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2024 and December 31, 2023 and percentages of total revenues derived for the three months ended March 31, 2024 and 2023:

	REVENUES		ACCOUNTS RECEIVABLE
	Three Months Ended March 31,		At March 31,	At December 31,
	2024	2023	2024	2023
Customer A(a)	13%	1%	—%	—%
Customer B(b)	—%	—%	90%	90%
Customer C(c)	—%	16%	—%	—%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s well completion services segment.
b.Customer B is a third-party customer. The accounts receivable balances with Customer B was derived from the Company’s infrastructure services segment. Accounts receivable for Customer B also includes receivables due for interest charged on delinquent accounts receivable.
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

The Company elected the fair value option for measuring the liability of the Assignment Agreement. To estimate the fair value of the liability, the Company used inputs that are not observable in the market (Level 3) based on an income approach. The Company used the contractual settlement amount, imputed interest rate and expected timing of cash flows to estimate the liability using the discounted cash flow model. See Notes 9 and 19.

The carrying amount of cash and cash equivalents, restricted cash, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendment requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
extends certain annual disclosures to interim periods, clarifies the applicability to single reportable segment entities, permits more than one measure of profit or loss to be reported under certain conditions and requires disclosure of the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. We expect to adopt the new disclosures for the year ended December 31, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its disclosures.

3.     Revenue
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three months ended March 31, 2024 or 2023 and did not have any deferred revenue related to shortfall payments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	530
Balance, December 31, 2023	663
Deduction for recognition of revenue	(58)
Increase for deferral of customer prepayments	2,532
Balance, March 31, 2024	$3,137

The Company did not have any contract assets as of March 31, 2024 or December 31, 2023.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had unsatisfied performance obligations totaling $9.9 million, which will be recognized over the next 10 months.

4.    Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary Air Rescue Systems Corporation (“ARS”) for $3.3 million in cash plus $0.3 million to be paid one year after closing if certain conditions are met.
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

	March 31,	December 31,
	2024	2023
Supplies	$6,678	$6,757
Raw materials	1,523	872
Work in process	3,414	3,955
Finished goods	1,206	1,069
Total inventories	$12,821	$12,653

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		March 31,	December 31,
	Useful Life	2024	2023
Pressure pumping equipment	3-5 years	$253,020	$251,111
Drilling rigs and related equipment	3-15 years	97,207	97,207
Machinery and equipment	7-20 years	153,717	155,921
Buildings	15-39 years	38,138	40,869
Vehicles, trucks and trailers	5-10 years	91,552	92,257
Coil tubing equipment	4-10 years	6,971	6,954
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,066	10,066
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(a)	3-12 years	15,240	15,171
		692,097	695,742
Deposits on equipment and equipment in process of assembly(b)		8,799	8,670
		700,896	704,412
Less: accumulated depreciation(c)		591,664	590,507
Total property, plant and equipment, net		$109,232	$113,905
a.    Included in Other property and equipment are costs of $3.1 million at each of March 31, 2024 and December 31, 2023, respectively, related to assets leased to customers under operating leases.
b.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
c.    Includes accumulated depreciation of $2.4 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three months ended March 31, 2024 and 2023.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2024 and 2023, total cash and accrued proceeds from the sale of equipment were $2.3 million and $0.4 million, respectively, and gains from the sale or disposal of equipment were $1.2 million and $0.4 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$6,788	$12,726
Amortization expense	193	195
Accretion and depletion expense	40	35
Depreciation, depletion, amortization and accretion	$7,021	$12,956

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the three months ended March 31, 2024 and year ended December 31, 2023 are presented below (in thousands):

	Well Completions	Other	Total
Balance as of January 1, 2023
Goodwill	$86,043	$14,830	$100,873
Accumulated impairment losses	(76,829)	(12,327)	(89,156)
	9,214	2,503	11,717
Acquisitions	—	—	—
Impairment losses	—	(1,810)	(1,810)
Dispositions	—	(693)	(693)
Balance as of December 31, 2023
Goodwill	86,043	14,137	100,180
Accumulated impairment losses	(76,829)	(14,137)	(90,966)
	9,214	—	9,214
Acquisitions	—	—	—
Impairment losses	—	—	—
Dispositions	—	—	—
Balance as of March 31, 2024
Goodwill	86,043	14,137	100,180
Accumulated impairment losses	(76,829)	(14,137)	(90,966)
	$9,214	$—	$9,214

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The Company had the following finite lived intangible assets recorded, which are included in “other non-current assets” on the unaudited condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Trade names	7,730	7,730
Less: accumulated amortization - trade names	(7,010)	(6,817)
Intangible assets, net	$720	$913

Amortization expense for intangible assets was $0.2 million for each of the three months ended March 31, 2024 and 2023, respectively. The original life of trade names is 10 years as of March 31, 2024 with a remaining average useful life of 1.6 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2024	$511
2025	85
2026	85
2027	39
2028	—
Thereafter	—
$720

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $4.1 million and $4.2 million at March 31, 2024 and December 31, 2023, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.1 million and $0.2 million for the three months ended March 31, 2024, and 2023, respectively, which is included in “other income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	March 31,	December 31,
	2024	2023
State and local taxes payable	$12,847	$13,111
Financed insurance premiums(a)	6,521	9,807
Sale-leaseback liability(b)	4,778	4,754
Accrued compensation and benefits	3,222	5,558
Deferred revenue	3,137	663
Financing leases	1,445	1,702
Insurance reserves	1,354	1,277
Financing arrangement, net(c)	—	48,943
Other	813	2,139
Total accrued expenses and other current liabilities	$34,117	$87,954

Other Long-Term Liabilities
Financing leases	$2,003	$2,138
Sale-leaseback liability(b)	1,468	2,555
Other	12	22
Total other long-term liabilities	$3,483	$4,715
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of March 31, 2024 and December 31, 2023, the applicable interest rates associated with financed insurance premiums ranged from 6.60% to 7.05%.
b.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms.
c.On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into the Assignment Agreement with SPCP Group. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA. The Company elected the fair value option for measuring the liability. As of December 31, 2023, the fair value of the liability was approximately $48.9 million. On February 26, 2024, PREPA paid $50.6 million with respect to its outstanding receivable to Cobra. This was in addition to $13.4 million paid by PREPA in January 2024. Of the $64.0 million paid by PREPA in 2024, $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement. Following such payment, all of Cobra’s and Mammoth’s obligations under the Assignment Agreement were fully extinguished and the Assignment Agreement was terminated effective as of February 28, 2024. See Note 19 for additional information regarding this transaction.
10.    Debt
Debt included the following (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2024	2023
Revolving credit facility	$—	$—
Term credit facility, including interest paid-in-kind	47,741	45,000
Unamortized debt issuance costs and discount	(2,111)	(2,191)
Total debt	45,630	42,809
Less: current portion	—	—
Total long-term debt	$45,630	$42,809

As of March 31, 2024 and December 31, 2023, there were deferred financing costs on our revolving credit facility totaling $3.2 million and $3.4 million, respectively, included in “other non-current assets” in the accompanying consolidated balance sheets.

The table below presents debt maturities as of March 31, 2024, excluding debt issuance costs and discount (in thousands):

Total
Remainder of 2024	$—
2025	—
2026	6,768
2027	5,809
2028	35,164
Thereafter	—
Total long-term debt, net	$47,741

New Revolving Credit Facility and New Term Credit Facility

On October 16, 2023, the Company entered into the new revolving credit facility and the new term credit facility (each as defined below), which refinanced in full the Company’s indebtedness outstanding under, and terminated, the amended and restated revolving credit facility, dated as of October 19, 2018, as amended (the “existing revolving credit facility.”), with us and certain of our direct and indirect subsidiaries, as borrowers, the lenders party thereto from time to time, and PNC Bank, National Association, as a lender and as administrative agent for the lenders.

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

As of March 31, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during a Financial Covenant Period (as defined in the new revolving credit facility).

At March 31, 2024, the new revolving credit facility was undrawn, the borrowing base was $27.3 million, and there was $21.0 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit. At December 31, 2023, the new revolving credit facility was undrawn, the borrowing base was $27.0 million, and there

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
was $20.7 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit.

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The new term credit facility provides for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility are secured by the Company’s assets, inclusive of the subsidiary companies. The new term credit facility also contains various affirmative and restrictive covenants. Interest under the new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%, as such margin may be increased pursuant to the terms of the new term credit facility; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder. As of March 31, 2024, borrowings outstanding under the new term credit facility bore interest at 12.8%.

In particular, under the new term credit facility, the Company is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

At March 31, 2024 and December 31, 2023, there were outstanding borrowings, including interest paid-in-kind, under the term credit facility of $47.7 million and $45.0 million, respectively.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2024.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash expenses:
Compensation and benefits	$4,104	$4,277
Professional services	2,457	1,929
Other(a)	1,773	1,911
Total cash SG&A expense	8,334	8,117
Non-cash expenses:
Change in provision for expected credit losses	229	(381)
Stock based compensation	219	647
Total non-cash SG&A expense	448	266
Total SG&A expense	$8,782	$8,383
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

13.    Income Taxes
The Company recorded income tax expense of $1.8 million for the three months ended March 31, 2024 compared to income tax expense of $3.3 million for the three months ended March 31, 2023. The Company’s effective tax rates were 18% and 29% for the three months ended March 31, 2024 and 2023, respectively.

The effective tax rates for the three months ended March 31, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease expense consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,849	$1,768
Short-term lease expense	14	420
Finance lease expense:
Amortization of right-of-use assets	435	565
Interest on lease liabilities	54	57
Total lease expense	$2,352	$2,810

Supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$7,990	$9,551
Current operating lease liability	5,212	5,771
Long-term operating lease liability	2,617	3,534
Finance leases:
Property, plant and equipment, net	$3,637	$3,966
Accrued expenses and other current liabilities	1,445	1,702
Other liabilities	2,003	2,138

Other supplemental information related to leases for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,766	$1,749
Operating cash flows from finance leases	54	57
Financing cash flows from finance leases	494	1,493
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111	$2,917
Finance leases	106	—

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	2.4 years	2.5 years
Finance leases	2.1 years	2.2 years
Weighted-average discount rate:
Operating leases	8.8%	8.7%
Finance leases	6.5%	6.3%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$4,612	$1,346
2025	2,764	944
2026	725	1,387
2027	174	50
2028	14	—
Thereafter	436	—
Total lease payments	8,725	3,727
Less: Present value discount	896	279
Present value of lease payments	$7,829	$3,448

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.7 million during each of the three months ended March 31, 2024 and 2023, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive (loss) income.

15.    (Loss) Earnings Per Share

    Reconciliations of the components of basic and diluted net (loss) earnings per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(11,811)	$8,351
Weighted average common shares outstanding	47,964	47,443
Basic (loss) earnings per share	$(0.25)	$0.18

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(11,811)	$8,351
Weighted average common shares, including dilutive effect(a)	47,964	48,002
Diluted (loss) earnings per share	$(0.25)	$0.17
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2024 as their effect was antidilutive under the treasury stock method.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

17.    Stock Based Compensation
The Mammoth Energy Services, Inc. 2016 Incentive Plan, as amended (the “2016 Plan”), authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There was a maximum of 4.5 million shares of common stock reserved for issuance under the 2016 Plan, of which 0.6 million shares of common stock remain available for future grants under the 2016 Plan as of March 31, 2024.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested shares of restricted stock under the 2016 Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2023	728,310	$1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested shares as of December 31, 2023	302,383	5.06
Granted	—	—
Vested	(66,667)	5.63
Forfeited	—	—
Unvested shares as of March 31, 2024	235,716	$4.91

As of March 31, 2024, there was $0.7 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

The total fair value of shares vested was $0.2 million and $3.1 million during the three months ended March 31, 2024 and 2023, respectively. Included in cost of revenue and selling, general and administrative expenses is stock-based

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
compensation expense of $0.2 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

18.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment. For the three months ended March 31, 2024 and 2023, revenue from related party transactions was $0.1 million and $0.2 million, respectively, and costs incurred from related party transactions was $0.1 million and a nominal amount, respectively. At March 31, 2024 and December 31, 2023, accounts receivable from related party transactions was $0.1 million and a nominal amount, respectively. At March 31, 2024 accounts payable for related party transactions was $0.1 million. There was no accounts payable for related party transactions at December 31, 2023.

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

On October 16, 2023, the Company entered into a loan and security agreement with Wexford, an affiliate of Mammoth. Under this agreement, the Company had outstanding debt, including interest paid-in kind and net of debt discount and debt issuance costs, of $45.6 million and $42.8 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company incurred interest expense under this agreement totaling $1.5 million for the three months ended March 31, 2024. See Note 10 for additional detail on the agreement with Wexford.

19.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of March 31, 2024.

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	March 31,	December 31,
	2024	2023
Environmental remediation	$3,782	$3,782
Insurance programs	2,500	2,500
Total letters of credit	$6,282	$6,282

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of March 31, 2024 and December 31, 2023, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of March 31, 2024 and December 31, 2023, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of March 31, 2024 and December 31, 2023, accrued claims were $1.4 million and $1.3 million, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has insurance coverage for directors and officers liability. As of March 31, 2024 and December 31, 2023, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of March 31, 2024 and December 31, 2023, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. At each of March 31, 2024 and December 31, 2023, accrued claims were $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of March 31, 2024 and December 31, 2023 and no expense was recognized during the three months ended March 31, 2024 or 2023 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2024 and December 31, 2023, outstanding performance and payment bonds totaled $9.2 million and $10.0 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.7 million as of March 31, 2024. There were no outstanding bid bonds as of March 31, 2024 and $0.2 million in outstanding bid bonds as of December 31, 2023.

Litigation
As of March 31, 2024, PREPA owed the Company approximately $140.8 million for services performed, excluding $208.0 million of interest charged on these delinquent balances as of March 31, 2024. The Company believes these receivables are collectible. PREPA, however, is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations is largely dependent upon funding from FEMA or other sources. On September 30, 2019, Cobra filed a motion with the U.S. District Court for the District of Puerto Rico seeking recovery of the amounts owed to Cobra by PREPA, which motion was stayed by the Court. On March 25, 2020, Cobra filed an urgent motion to modify the stay order and allow the recovery of approximately $61.7 million in claims related to a tax gross-up provision contained in the emergency master service agreement, as amended, that was entered into with PREPA on October 19, 2017. This emergency motion was denied on June 3, 2020 and the Court extended the stay of our motion. On December 9, 2020, the Court again extended the stay of our motion and directed PREPA to file a status motion by June 7, 2021. On April 6, 2021, Cobra filed a motion to lift the stay order. Following this filing, PREPA initiated discussion, which resulted in PREPA and Cobra filing a joint motion to adjourn all deadlines relative to the April 6, 2021 motion until the June 16, 2021 omnibus hearing as a result of PREPA’s understanding that FEMA would release a report in the near future relating to the emergency master service agreement between PREPA and Cobra that was executed on October 19, 2017. The joint motion was granted by the Court on April 14, 2021. On May 26, 2021, FEMA issued a Determination Memorandum related to the first contract between Cobra and PREPA in which, among other things, FEMA raised two contract compliance issues and, as a result, concluded that approximately $47 million in costs were not authorized costs under the contract. On June 14, 2021, the Court issued an order adjourning Cobra’s motion to lift the stay order to a hearing on August 4, 2021 and directing Cobra and PREPA to meet and confer in good faith concerning, among other things, (i) the May 26, 2021 Determination Memorandum issued by FEMA and (ii) whether and when a second determination memorandum is expected. The parties were further directed to file an additional status report, which was filed on July 20,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2021. On July 23, 2021, with the aid of Mammoth, PREPA filed an appeal of the entire $47 million that FEMA de-obligated in the May 26, 2021 Determination Memorandum. FEMA approved the appeal in part and denied the appeal in part. FEMA found that staffing costs of $24.4 million are eligible for funding. On August 4, 2021, the Court extended the stay and directed that an additional status report be filed, which was done on January 22, 2022. On January 26, 2022, the Court extended the stay and directed the parties to file a further status report by July 25, 2022. On June 7, 2022, Cobra filed a motion to lift the stay order. On June 29, 2022 the Court denied Cobra’s motion and extended the stay to January 2023. On November 21, 2022, FEMA issued a Determination Memorandum related to the 100% federal funded portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $5.6 million in costs were not authorized costs under the contract. On December 21, 2022, FEMA issued a Determination Memorandum related to the 90% federal cost share portion of the second contract between Cobra and PREPA in which FEMA concluded that approximately $68.1 million in costs were not authorized costs under the contract. PREPA filed first-level administrative appeals of the November 21, 2022 and December 21, 2022. On January 7, 2023, Cobra and PREPA filed a joint status report with the Court, in which PREPA requested that the Court continue the stay through July 31, 2023 and Cobra requested that the stay be lifted. On January 18, 2023, the Court entered an order extending the stay and directing the parties to file a further status report addressing (i) the status of any administrative appeals in connection with the November and December determination memoranda regarding the second contract, (ii) the status of the criminal case against the former Cobra president and the FEMA official that concluded in December 2022, and (iii) a summary of the outstanding and unpaid amounts arising from the first and second contracts and whether PREPA disputes Cobra’s entitlement to these amounts with the Court by July 31, 2023. On January 20, 2023, Cobra submitted a certified claim for approximately $379 million to FEMA pursuant to the federal Contract Disputes Act. On February 1, 2023, FEMA notified Cobra that it had reviewed the claim and determined that no contract, expressed or implied, exists between FEMA and Cobra. On March 29, 2023, Cobra filed a notice of appeal with the Civilian Board of Contract Appeals related to the certified claim submitted in January 2023. On April 25, 2023, FEMA filed a motion to dismiss Cobra’s appeal alleging lack of jurisdiction. On March 27, 2023, Cobra was notified that FEMA had approved $233 million in Cobra invoices related to the December 21, 2022 Determination Memorandum. The 90% federal cost share of this approved amount was $210 million, which was obligated and made available for draw down on March 27, 2023. Of this $210 million, approximately $99 million has been represented by both PREPA and FEMA as intended to pay Cobra for outstanding invoices and the remaining $111 million is a reimbursement to PREPA for payments already made on Cobra invoices. On May 16, 2023, Cobra filed a motion to lift the stay order. In a June 8, 2023 hearing, the Court ordered PREPA to provide Cobra a detailed report on the status of their review of the invoices that make up the aforementioned $99 million. On June 14, 2023, PREPA paid Cobra approximately $10.8 million, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility, as required under the terms thereof. Additionally, on June 14, 2023, PREPA filed a report noting a portion of the approved, but unpaid invoices would be submitted to COR3 within two weeks of the filing and the remainder of the invoices would be submitted to COR3 within four weeks of the filing. Following the passage of the two-week and four-week periods contained in the June 14, 2023 report, Cobra filed an informative motion with the Court regarding the passage of the respective periods and PREPA’s failure to meet the deadlines. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on July 21, 2023. In this Court ordered response, PREPA informed the Court that an additional $8.4 million of invoices had been submitted for payment and that $72 million in FEMA approved costs were awaiting engineer certification. On August 2, 2023, following submission of a joint status report by Cobra and FEMA on July 31, 2023, in which, among other things, PREPA requested the stay be continued and Cobra requested the stay be lifted, the Court entered an order continuing the stay until October 31, 2023 and requiring another joint status report be filed on October 16, 2023. On August 22, 2023, PREPA paid Cobra approximately $2.0 million, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility. On August 30, 2023, Cobra filed an informative motion with the Court regarding the status of the approved, but unpaid invoices. The Court ordered PREPA to respond to Cobra’s informative motion, which PREPA did on September 18, 2023. In this Court ordered response, PREPA informed the Court that the approved, but unpaid invoices were in the process of being entered into PREPA’s system for payment. On September 22, 2023 and October 10, 2023, PREPA made payments to Cobra of approximately $0.8 million and $5.7 million, respectively, all of which was used to reduce outstanding borrowings under the Company’s previous revolving credit facility. On October 16, 2023 and October 25, 2023, PREPA made additional payments to Cobra of approximately $1.7 million and $1.2 million. Also on October 16, 2023, pursuant to Court’s prior order, the parties submitted a further joint status report. In the joint status report, PREPA informed the Court that, among other things, it intended to process and submit to COR3 for reimbursement the remaining approximately $81 million in approved, but unpaid invoices. In addition, the parties informed the Court that the parties were engaged in mediation to resolve open disputes with respect to other unpaid invoices. On October 19, 2023, the Court entered an order continuing the stay through the earlier of January 31, 2024, and the termination of the mediation, directing the parties to file a further status report with the Court by December 1, 2023, and if the disputes have not been resolved through payment or mediation by January 15, 2024, directed the parties to file a status report by January 16, 2024. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into the Assignment Agreement

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
with SPCP Group. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See below for additional information. On December 4, 2023, following submission of a joint status report by Cobra and FEMA on December 1, 2023, in which, among other things, PREPA reported that they submitted a request for reimbursement to COR3 on November 1, 2023 for $82.4 million and is disputing approximately $1.5 million of invoices from Cobra, the Court ordered PREPA to provide a detailed summary of each of their objections to the disputed amounts and directed the parties to report the status of any remaining unpaid approved invoices in connection with the status report due on January 16, 2024. On January 16, 2024, the parties filed a joint status report in which, among other things, PREPA reported that on December 28, 2023, it received a disbursement from COR3 for the amount requested on November 1, 2023 and was in the process of paying Cobra’s assignee approximately $13.4 million, which was paid to SPCP Group on January 18, 2023. Additionally, PREPA reported that it received an order from the Humacao Superior Court requiring it to withhold approximately $9.0 million from any payment otherwise due to Cobra stemming from an alleged unpaid debt of municipal and construction excise taxes and noted that it is aware of twelve Puerto Rico Superior Court cases filed against Cobra by different municipalities relating to the same alleged claims for municipal and construction excise taxes, which, in aggregate, total approximately $70.4 million. See below for a more detailed discussion of claims alleging Cobra’s failure to pay construction excise and volume of business taxes. As a result of these alleged claims, PREPA informed the Court that it would withhold the release of any further funds to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On January 19, 2024, the Court extended the previously ordered stay in the proceedings through April 5, 2024, and directed the parties to file a joint status report by March 27, 2024. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. On February 26, 2024, PREPA paid $50.6 million, of which $9.6 million was paid to Cobra and $41.0 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. On March 27, 2024, the parties filed a joint status report in which, among other things, PREPA informed the Court that it was withholding the release of FEMA approved funds for reimbursement to Cobra totaling approximately $18.2 million due to municipal and construction excise tax claims against Cobra. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On March 29, 2024, the Court extended the previously ordered stay in the proceedings through May 24, 2024, and directed the parties to file a joint status report by May 8, 2024. Cobra remains in mediation with PREPA on all open disputes. This may result in settlement negotiations but, at this time, it remains unclear whether a negotiated resolution can be reached on all or part of the open disputes and thus the range of possible outcomes is uncertain. As such, at this time, Cobra is not able to estimate a range of loss.

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition. On November 16, 2023, rather than respond to the motion, Foreman filed an Amended Petition naming Arty Straehla, Mark Layton and Wexford as additional defendants, added claims for fraudulent transfer arising out of the refinancing of certain debt and sought receivership over Mammoth and Cobra related to allegedly fraudulently transferred assets. The defendants moved to dismiss the Amended Petition, which was denied on March 12, 2024. On February 8, 2024, Foreman filed a Motion for Appointment of Receiver. On April 29, 2024, the Court denied that motion. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Straehla and Layton moved to dismiss the complaint. On January 18, 2024, Foreman voluntarily dismissed the Florida State Court action against Straehla and Layton. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. These matters are still in the early stages and at this time, the Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During 2023, the Company recognized an estimated liability related to these complaints, which is included in “accounts payable” in the accompanying consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, including the proceeds received by Cobra under the Assignment Agreement, to reduce outstanding borrowings under such term loan and security agreement. In connection with the Assignment Agreement, Wexford waived this requirement.

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. The Company elected the fair value option for measuring the liability to simplify the accounting associated with the Assignment Agreement. As of December 31, 2023, the fair value of the liability was approximately $48.9 million, which is included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheet and the aggregate unpaid principal balance related to this liability was $54.4 million. During the year ended December 31, 2023, the Company recognized a financing charge totaling $2.8 million.

During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during three months ended March 31, 2024 related to the termination of the Assignment Agreement, which is included in “interest expense and financing charges, net” in the accompanying consolidated statement of comprehensive loss. The remaining $9.6 million was paid to Cobra. Wexford waived the requirement to mandatorily remit to Wexford up to 50% of all PREPA Claim proceeds in relation to the $9.6 million.

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2024 and 2023, the Company paid $0.5 million and $0.6 million, respectively, in contributions to the plan.

20.    Reporting Segments
As of March 31, 2024, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of March 31, 2024, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region. During the three months ended March 31, 2023, the Company included Bison Trucking in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2023, the Company changed its presentation to move Bison Trucking to the reconciling column titled “All Other”. The results for the three months ended March 31, 2023 have been retroactively adjusted to reflect these changes.

The Company also provided aviation services, equipment rental services, remote accommodations and equipment manufacturing. The businesses that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in ASC 280 Segment Reporting. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

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

Three Months Ended March 31, 2024	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$8,159	$25,038	$4,307	$511	$5,174	$—	$43,189
Intersegment revenues	114	—	—	—	1,005	(1,119)	—
Total revenue	8,273	25,038	4,307	511	6,179	(1,119)	43,189
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	8,338	21,533	5,840	1,050	3,823	—	40,584
Intersegment cost of revenues	218	25	—	2	874	(1,119)	—
Total cost of revenue	8,556	21,558	5,840	1,052	4,697	(1,119)	40,584
Selling, general and administrative	1,073	5,617	1,031	212	849	—	8,782
Depreciation, depletion, amortization and accretion	3,264	718	1,146	874	1,019	—	7,021
Losses (gains) on disposal of assets, net	250	(483)	—	2	(935)	—	(1,166)
Operating (loss) income	(4,870)	(2,372)	(3,710)	(1,629)	549	—	(12,032)
Interest expense and financing charges, net	569	7,099	142	128	199	—	8,137
Other (income) expense, net	—	(10,258)	(1)	—	116	—	(10,143)
(Loss) income before income taxes	$(5,439)	$787	$(3,851)	$(1,757)	$234	$—	$(10,026)

Three Months Ended March 31, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$67,179	$28,280	$12,442	$1,355	$7,064	$—	$116,320
Intersegment revenues	121	—	25	—	450	(596)	—
Total revenue	67,300	28,280	12,467	1,355	7,514	(596)	116,320
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	52,037	22,476	7,860	1,466	5,154	—	88,993
Intersegment cost of revenues	478	11	—	14	93	(596)	—
Total cost of revenue	52,515	22,487	7,860	1,480	5,247	(596)	88,993
Selling, general and administrative	2,492	4,211	503	146	1,031	—	8,383
Depreciation, depletion, amortization and accretion	4,817	3,374	1,187	1,229	2,349	—	12,956
Gains on disposal of assets, net	—	(127)	(16)	—	(218)	—	(361)
Operating income (loss)	7,476	(1,665)	2,933	(1,500)	(895)	—	6,349
Interest expense and financing charges, net	929	1,845	156	126	233	—	3,289
Other (income) expense, net	—	(8,808)	(2)	—	186	—	(8,624)
Income (loss) before income taxes	$6,547	$5,298	$2,779	$(1,626)	$(1,314)	$—	$11,684

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of March 31, 2024:
Total assets	$49,068	$408,603	$119,196	$12,702	$65,943	$(27,442)	$628,070
As of December 31, 2023:
Total assets	$50,965	$462,429	$121,162	$13,492	$69,005	$(18,574)	$698,479
21.    Subsequent Events
Subsequent to March 31, 2024, the Company issued a bid bond totaling $5.0 million and additional performance and payment bonds totaling $1.4 million related to its infrastructure segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2024 and the section entitled “Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

    We continue to focus on growing our industrial business. We offer infrastructure engineering services focused on the transmission and distribution industry and also have equipment manufacturing operations and offer fiber optic services. Our equipment manufacturing operations provide us with the ability to repair much of our existing equipment in-house, as well as the option to manufacture certain new equipment we may need in the future. Our fiber optic services include the installation of both aerial and buried fiber. We are continuing to explore other opportunities to expand our industrial business lines.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. In the first quarter of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. We expect that this trend will continue into the second quarter of 2024. We are seeing indications, however, of increased activity levels in the back half of 2024 in anticipation of increased natural gas demand, and we intend to be strategically positioned to capitalize on this anticipated demand, if and when it ramps up.

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

Natural Sand Proppant Industry
    As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Although we experienced increased demand for our natural sand proppant services and more favorable pricing during the first quarter of 2024 relative to the fourth quarter of 2023, activity remained suppressed. We expect that this trend will continue into the second quarter of 2024.

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

Our average crew count declined slightly from approximately 78 crews throughout the fourth quarter of 2023 to approximately 75 crews throughout the first quarter of 2024. A reduction in storm restoration activity in the first quarter of 2024 compared to the fourth quarter of 2023 reduced operating results. With the Infrastructure Investment and Jobs Act funds being released for infrastructure projects, we remain encouraged about the potential for growth in this sector. We are currently seeing an uptick in bidding opportunities related to engineering, fiber, and transmission and distribution, all of which are areas we believe we have differentiated and specialized capabilities. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

As of March 31, 2024, PREPA owed us approximately $140.8 million for services performed excluding approximately $208.0 million of interest charged on these delinquent balances. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable of our unaudited condensed consolidated financial statements. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the Federal Emergency Management Agency, or FEMA, or other sources. Since September 30, 2019, we have been pursuing litigation in the U.S. District Court for the District of Puerto Rico and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in Note 19—“Commitments and Contingencies—Litigation” included elsewhere in this report. In connection with these efforts, in 2023, an aggregate of $99 million was approved by FEMA for reimbursement to Cobra for services performed by Cobra, of which amount approximately $22.2 million was paid by PREPA to Cobra in 2023. On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), pursuant to which Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA and received net proceeds of $46.1 million. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information. On February 26, 2024, PREPA paid $50.6 million, of which $9.6 million was paid to Cobra and $41.0 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. On March 27, 2024, the parties in the PREPA proceedings filed a joint status report in which, among other things, PREPA informed the Court that it was withholding the release of FEMA approved funds for reimbursement to Cobra totaling approximately $18.2 million due to municipal and construction excise tax claims against Cobra. Cobra believes it is exempt from the construction excise taxes and strongly disagrees with PREPA’s decision to withhold funds. On March 29, 2024, the Court extended the previously ordered stay in the proceedings through May 24, 2024, and directed the parties to file a joint status report by May 8, 2024. Cobra remains in mediation with PREPA on all open disputes. See Note 19—“Commitments and Contingencies—Litigation” included elsewhere in this report for additional information.

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

First Quarter 2024 Financial Overview

•Revenue for the first quarter of 2024 decreased by $73.1 million, or 63%, to $43.2 million from $116.3 million for the first quarter of 2023. The decrease in total revenue is primarily attributable to a decline in well completions services revenues.

•Net loss for the first quarter of 2024 was $11.8 million, or $0.25 loss per diluted share, as compared to net income of $8.4 million, or $0.17 earnings per diluted share, for the first quarter of 2023. The decrease in net income is primarily attributable to a decline in utilization for our well completion services as well as a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group.

•Adjusted EBITDA (as defined and reconciled below) for the first quarter of 2024 decreased to $4.5 million from $30.7 million for the first quarter of 2023. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

•Net cash flow provided by operating activities increased to $47.3 million for the first quarter of 2024 as compared to $3.2 million for the first quarter of 2023.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Revenue:
Well completion services	$8,273	$67,300
Infrastructure services	25,038	28,280
Natural sand proppant services	4,307	12,467
Drilling services	511	1,355
Other services	6,179	7,514
Eliminations	(1,119)	(596)
Total revenue	43,189	116,320

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $3,264 and $4,813, respectively, for the three months ended March 31, 2024 and 2023)	8,556	52,515
Infrastructure services (exclusive of depreciation and amortization of $718 and $3,372, respectively, for the three months ended March 31, 2024 and 2023)	21,558	22,487
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,146 and $1,186, respectively, for the three months ended March 31, 2024 and 2023)	5,840	7,860
Drilling services (exclusive of depreciation and amortization of $874 and $1,229, respectively, for the three months ended March 31, 2024 and 2023)	1,052	1,480
Other services (exclusive of depreciation and amortization of $1,018 and $2,349, respectively, for the three months ended March 31, 2024 and 2023)	4,697	5,247
Eliminations	(1,119)	(596)
Total cost of revenue	40,584	88,993
Selling, general and administrative expenses	8,782	8,383
Depreciation, depletion, amortization and accretion	7,021	12,956
Gains on disposal of assets, net	(1,166)	(361)
Operating (loss) income	(12,032)	6,349
Interest expense, net	(8,137)	(3,289)
Other income, net	10,143	8,624
(Loss) income before income taxes	(10,026)	11,684
Provision for income taxes	1,785	3,333
Net (loss) income	$(11,811)	$8,351

    Revenue. Revenue for the three months ended March 31, 2024 decreased $73.1 million, or 63%, to $43.2 million from $116.3 million for the three months ended March 31, 2023. The decrease in total revenue is primarily attributable to a decrease in utilization in our well completions services division as well as a decline in tons sold in our natural sand proppant services division during the three months ended March 31, 2024. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue decreased $59.0 million, or 88%, to $8.3 million for the three months ended March 31, 2024 from $67.3 million for the three months ended March 31, 2023. The decrease in our well completion services revenue was primarily driven by an 81% decrease in the number of stages completed from 2,018 for the three months ended March 31, 2023 to 380 for the three months ended March 31,

2024 as well as a $20.5 million decrease in sand and chemical materials revenue. An average of 0.6 of our fleets were active for the three months ended March 31, 2024 as compared to an average of 3.6 fleets for the three months ended March 31, 2023.

    Infrastructure Services. Infrastructure services division revenue decreased $3.3 million, or 12%, to $25.0 million for the three months ended March 31, 2024 from $28.3 million for the three months ended March 31, 2023. The decrease in revenue was primarily due to a decline in average crew count from 88 crews for the three months ended March 31, 2023 to 75 crews for the three months ended March 31, 2024 coupled with a decrease in storm restoration activity.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $8.2 million, or 66%, to $4.3 million for the three months ended March 31, 2024 from $12.5 million for the three months ended March 31, 2023 primarily due to a 63% decrease in tons of sand sold from 391,439 tons for the three months ended March 31, 2023 to 145,662 tons for the three months ended March 31, 2024, coupled with a 21% decline in the average price per ton of sand sold from $31.02 per ton during the three months ended March 31, 2023 to $24.38 per ton during the three months ended March 31, 2024.

Drilling Services. Drilling services division revenue decreased $0.9 million, or $64%, to $0.5 million for the three months ended March 31, 2024 as compared to $1.4 million for the three months ended March 31, 2023. The decrease is primarily due to decreased utilization for our directional drilling business from 30% for the three months ended March 31, 2023 to 13% for the three months ended March 31, 2024.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, decreased approximately $1.3 million, or 17%, to $6.2 million for the three months ended March 31, 2024, from $7.5 million for the three months ended March 31, 2023. Inter-segment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, was $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

An average of 211 pieces of equipment were rented to customers during the three months ended March 31, 2024, a decrease from an average of 287 pieces of equipment rented to customers during the three months ended March 31, 2023. Additionally, utilization for remote accommodations business declined. On average, 235 rooms were utilized during the three months ended March 31, 2024 as compared to 272 for the three months ended March 31, 2023.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $48.4 million from $89.0 million, or 77% of total revenue, for the three months ended March 31, 2023 to $40.6 million, or 94% of total revenue, for the three months ended March 31, 2024. The decrease is primarily due to a decline in activity in our well completions division. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $43.9 million, or 84%, to $8.6 million for the three months ended March 31, 2024 from $52.5 million for the three months ended March 31, 2023, primarily due to a decrease in utilization of our fleets. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $3.3 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively, was 104% and 78% for the three months ended March 31, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.9 million, or 4%, to $21.6 million for the three months ended March 31, 2024 from $22.5 million for the three months ended March 31, 2023, primarily due to a decline in crew count combined with a reduction in storm restoration activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.7 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively, was 86% and 80% for the three months ended March 31, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to an increase in labor and rental costs as a percentage of revenue.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2.1 million to $5.8 million for the three months ended March 31, 2024 from $7.9 million for the three months ended March 31, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $1.1 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, was 135% and 63% for the three months ended March 31, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in tons sold, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.4 million, or 27%, to $1.1 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $0.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, was 220% and 107% for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to a decline in utilization of our directional drilling services, resulting in a higher ratio of fixed costs to variable costs.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.5 million, or 10%, to $4.7 million for the three months ended March 31, 2024 from $5.2 million for the three months ended March 31, 2023 primarily due to decreased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $1.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, was 76% and 69% for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to a decrease in utilization, resulting in a higher ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $0.4 million, or 5%, to $8.8 million for the three months ended March 31, 2024 from $8.4 million for the three months ended March 31, 2023 primarily due to an increase in professional fees. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash expenses:
Compensation and benefits	$4,104	$4,277
Professional services	2,457	1,929
Other(a)	1,773	1,911
Total cash SG&A expense	8,334	8,117
Non-cash expenses:
Change in provision for expected credit losses	229	(381)
Stock based compensation	219	647
Total non-cash SG&A expense	448	266
Total SG&A expense	$8,782	$8,383
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $6.0 million, or 46%, to $7.0 million for the three months ended March 31, 2024 from $13.0 million for the three months ended March 31, 2023. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $1.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

    Operating (Loss) Income. We reported operating loss of $12.0 million for the three months ended March 31, 2024 compared to operating income of $6.3 million for the three months ended March 31, 2023. The increase in operating loss is primarily due to a decline in utilization in our well completions division.

    Interest Expense and financing charges, Net. Interest expense and financing charges, net increased $4.8 million, or 145%, to $8.1 million for the three months ended March 31, 2024 from $3.3 million for the three months ended March 31, 2023. The increase is primarily due to a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other Income, Net. Other income increased $1.5 million to $10.1 million for the three months ended March 31, 2024 compared to $8.6 million for the three months ended March 31, 2023. During the three months ended March 31, 2023 we recognized Puerto Rico related legal charges totaling approximately $2.0 million.

    Income Taxes. We recorded income tax expense of $1.8 million on pre-tax loss of $10.0 million for the three months ended March 31, 2024 compared to $3.3 million on pre-tax income of $11.7 million for the three months ended March 31, 2023. Our effective tax rates were 18% and 29% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and goodwill impairment.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains (losses) on disposal of assets, stock based compensation, interest expense and financing charges, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended
	March 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023
Net (loss) income	$(11,811)	$8,351
Depreciation, depletion, amortization and accretion expense	7,021	12,956
Gains on disposal of assets, net	(1,166)	(361)
Stock based compensation	219	647
Interest expense and financing charges, net	8,137	3,289
Other income, net	(10,143)	(8,624)
Provision for income taxes	1,785	3,333
Interest on trade accounts receivable	10,485	11,112
Adjusted EBITDA	$4,527	$30,703

Well Completion Services

	Three Months Ended
	March 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023
Net (loss) income	$(5,439)	$6,547
Depreciation and amortization expense	3,264	4,817
Losses on disposal of assets, net	250	—
Stock based compensation	44	291
Interest expense and financing charges, net	569	929
Adjusted EBITDA	$(1,312)	$12,584

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of net income to Adjusted EBITDA:	2024	2023
Net income	$(405)	$2,452
Depreciation and amortization expense	718	3,374
Gains on disposal of assets	(483)	(127)
Stock based compensation	117	230
Interest expense and financing charges, net	7,099	1,845
Other income, net	(10,258)	(8,808)
Provision for income taxes	1,192	2,847
Interest on trade accounts receivable	10,485	11,112
Adjusted EBITDA	$8,465	$12,925

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023
Net (loss) income	$(3,851)	$2,779
Depreciation, depletion, amortization and accretion expense	1,146	1,187
Gains on disposal of assets	—	(16)
Stock based compensation	38	77
Interest expense and financing charges, net	142	156
Other income, net	(1)	(2)
Adjusted EBITDA	$(2,526)	$4,181

Drilling Services

	Three Months Ended
	March 31,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023
Net loss	$(1,757)	$(1,626)
Depreciation expense	874	1,229
Losses on disposal of assets	2	—
Stock based compensation	5	8
Interest expense and financing charges, net	128	126
Adjusted EBITDA	$(748)	$(263)

Other Services(a)

	Three Months Ended
	March 31,
Reconciliation of net income (loss) to Adjusted EBITDA:	2024	2023
Net income (loss)	$(359)	$(1,801)
Depreciation, amortization and accretion expense	1,019	2,349
Gains on disposal of assets, net	(935)	(218)
Stock based compensation	15	41
Interest expense and financing charges, net	199	233
Other expense, net	116	186
Provision for income taxes	593	486
Adjusted EBITDA	$648	$1,276
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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$22,021	$16,556
Revolving credit facility borrowing base	27,310	27,016
Less current and long-term debt - related parties	(47,741)	(45,000)
Less letter of credit facilities (environmental remediation)	(3,782)	(3,782)
Less letter of credit facilities (insurance programs)	(2,500)	(2,500)
Net working capital (less cash and current portion of long-term debt)(a)	288,560	297,816
Total	$283,868	$290,106
a.Net working capital (less cash) is a non-GAAP measure and, as of March 31, 2024, is calculated by subtracting total current liabilities of $123.3 million and cash and cash equivalents of $22.0 million from total current assets of $433.9 million. As of December 31, 2023, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $182.6 million and cash and cash equivalents of $16.6 million from total current assets of $496.9 million. Amounts include receivables due from PREPA of $348.8 million at March 31, 2024 and $402.3 million at December 31, 2023 and corresponding liabilities of $61.2 million at March 31, 2024 and $60.6 million at December 31, 2023. See “Capital Requirements and Sources of Liquidity” section below.

    As of April 30, 2024, we had cash on hand of $15.5 million and no outstanding borrowings under our new revolving credit facility and a borrowing base of $19.9 million, leaving an aggregate of $13.6 million of available borrowing capacity under this facility, after giving effect to $6.3 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$47,349	$3,240
Net cash used in investing activities	(1,102)	(5,706)
Net cash used in financing activities	(48,489)	(3,083)
Effect of foreign exchange rate on cash	(35)	(6)
Net change in cash	$(2,277)	$(5,555)

Operating Activities

    Net cash provided by operating activities was $47.3 million for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023. The increase in operating cash flows was primarily attributable to increased receipts on accounts receivable, including the receipt of $64.0 million from PREPA. This was partially offset by an increase in payments on accounts payable and other liabilities.

Investing Activities

    Net cash used in investing activities was $1.1 million for the three months ended March 31, 2024, compared to $5.7 million for the three months ended March 31, 2023. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Well completion services(a)	$2,663	$5,772
Infrastructure services(b)	683	203
Other(c)	146	—
Eliminations	659	61
Total capital expenditures	$4,151	$6,036
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three months ended March 31, 2024 and 2023.
b.     Capital expenditures primarily for tooling and other equipment for the three months ended March 31, 2024 and 2023.
c.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the three months ended March 31, 2024.

Financing Activities

    Net cash used in financing activities was $48.5 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. Net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to payments on financing transactions of $46.8 million, payments on sale leaseback transactions of $1.1 million and principal payments on financing leases and equipment financing notes totaling $0.5 million. Net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to principal payment on financing leases and equipment financing notes of $2.0 million, principal payments on sale leaseback arrangements of $1.2 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards. These were partially offset by net borrowings under our revolving credit facility of $1.1 million during the three months ended March 31, 2023.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for each of the three months ended March 31, 2024 and 2023. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $310.6 million and $314.4 million at March 31, 2024 and December 31, 2023, respectively, including receivables due from PREPA of $348.8 million at March 31, 2024 and $402.3 million at December 31, 2023 and corresponding liabilities of $61.2 million at March 31, 2024 and $60.6 million at December 31, 2023. Our unrestricted cash balances were $22.0 million and $16.6 million at March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during a Financing Covenant Period (as defined in the new revolving credit facility).

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

In particular, under the new term credit facility, we are required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

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

There were no financial covenants applicable under the new revolving credit facility as of March 31, 2024 and December 31, 2023.

As of April 30, 2024, our borrowing base was $19.9 million and we had no outstanding borrowings under our new revolving credit facility, leaving an aggregate of $13.6 million of available borrowing capacity, after giving effect to $6.3 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

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

Under the terms and conditions of the Assignment Agreement, any portion of the Transferred Amount that remained outstanding from PREPA from and after March 31, 2024 would thereafter increase monthly at a rate of 1% per month, compounded. Any amount received with respect to the PREPA Claim in excess of the Transferred Amount would be for the benefit of Cobra. If (i) it was determined by a final order of any court of competent jurisdiction that the PREPA Claim was subject to any defense, claim or right of setoff, reduction, avoidance, disallowance, subordination, disgorgement, recharacterization, adversary proceeding or other impairment, whether on contractual, legal or equitable grounds, resulting in the PREPA Claim being disallowed or allowed in an amount less than the Transferred Amount, or (ii) Cobra consented to, or entered into a settlement agreement with PREPA for, the payment that was, in an aggregate amount, less than the Transferred Amount or was otherwise adversely impacting SPCP Group’s rights transferred under the Assignment Agreement, Cobra agreed to repurchase within 18 months and one day from the receipt of SPCP Group’s written demand, the unpaid portion of the Transferred Amount subject to such disallowance or impairment, multiplied by the purchase rate, plus interest accruing, subject to certain tolling provisions, at a rate of 6% per annum from December 1, 2023 through and including the date of such repurchase.

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth is required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, including the proceeds received by Cobra under the Assignment Agreement, to reduce outstanding borrowings under such term loan and security agreement. In connection with the Assignment Agreement, Wexford waived this requirement.

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra. Wexford waived the requirement to mandatorily remit to Wexford up to 50% of all PREPA Claim proceeds in relation to the $9.6 million.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of March 31, 2024 or to date.

Sale Leaseback Transactions
On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms.

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

However, our liquidity and future cash flows are subject to a number of variables, including receipt of payments from our customers, including the remaining amounts outstanding under the PREPA receivable. During the three months ended March 31, 2024, PREPA paid our subsidiary Cobra approximately $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group, and the Assignment Agreement was terminated. The remaining $9.6 million was paid to Cobra. As of March 31, 2024, PREPA owed Cobra approximately $348.8 million for services performed, including $208.0 million of interest charges.

Throughout 2021 and 2022, we released significant data that we obtained through Freedom of Information Act requests along with reviews of both our work and our contracts by the Federal Emergency Management Agency that, we believe, affirm the work performed by Cobra in Puerto Rico. We believe these documents in conjunction with the current Administration’s focus on the recovery of Puerto Rico and our enhanced lobbying efforts will aid in collecting the outstanding amounts owed to us by PREPA. However, in the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the contracts, (ii) obtains the necessary funds but refuses to pay the amounts owed to Cobra or (iii) otherwise does not pay amounts owed to Cobra, the remaining PREPA receivable may not be collectible, which may adversely impact our liquidity.

We have revised our 2024 capital expenditure estimate down to approximately $9.0 million from the previously planned 2024 capital budget of $15 million primarily due to lower commodity prices and softer demand for oilfield services. During the first quarter of 2024, pricing for natural gas has remained suppressed, which has slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Capital expenditures will ultimately be dependent upon industry conditions and our financial results. These capital expenditures include $7.0 million for our well completions segment, $1.0 million for our infrastructure segment and $1.0 million for our other businesses. During the three months ended March 31, 2024, our capital expenditures totaled $4.2 million.

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

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under a revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, including potential sales of accounts receivable or other financing transactions, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. In the first quarter of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. We expect that this trend will continue into the second quarter of 2024. Additionally, the ongoing war in Ukraine and the recent Israel-Hamas war could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

The levels of activity in the U.S. oil and natural gas exploration and production, energy infrastructure and natural sand proppant industries continue to be volatile. We are unable to predict the ultimate impact of the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $22.0 million at March 31, 2024. We do not enter into investments for trading or speculative purposes.

     Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may continue to increase interest rates), the supply and demand for credit and general economic conditions, plus an applicable margin. Interest under our new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%. At March 31, 2024, we had no outstanding borrowings under the new credit facility and $47.7 million outstanding under our term loan with an interest rate of 12.8%. Based on the outstanding borrowings under our term loan as of March 31, 2024, a 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.5 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2024, we had $2.9 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.1 million as of March 31, 2024. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $348.8 million, including $208.0 million of interest charges, as of March 31, 2024. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims, employment related disputes, arbitrations, class actions and other litigation. We are also involved, from time to time, in reviews, investigations, subpoenas and other proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which regulatory matters, if determined adversely to us, could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 19 “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2024. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the first quarter ended March 31, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	May 2, 2024	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer