Form 10-Q
period 2024-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2024-08-09
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 48,127,369 shares of common stock, $0.01 par value, outstanding.

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
•the failure to receive or delays in receiving the Title III Court approval relating to the settlement agreement between our subsidiary Cobra Acquisitions LLC (“Cobra”), the Puerto Rico Electric Power Authority (“PREPA”), and the
Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding litigation and other dispute matters between Cobra and PREPA, and/or any payments under the settlement agreement discussed in this report;
•the outcome or settlement of our other litigation matters discussed in this report on our financial condition and cash flows;
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

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30,	December 31,
	2024	2023
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$10,266	$16,556
Restricted cash	—	7,742
Accounts receivable, net	235,795	447,202
Inventories	12,387	12,653
Prepaid expenses	6,450	12,181
Other current assets	589	591
Total current assets	265,487	496,925

Property, plant and equipment, net	109,517	113,905
Sand reserves, net	58,215	58,528
Operating lease right-of-use assets	6,403	9,551
Goodwill	9,214	9,214
Deferred income tax asset	—	1,844
Other non-current assets	6,671	8,512
Total assets	$455,507	$698,479
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$24,136	$27,508
Accrued expenses and other current liabilities	31,151	86,713
Accrued expenses and other current liabilities - related parties	—	1,241
Current operating lease liability	4,352	5,771
Income taxes payable	43,625	61,320
Total current liabilities	103,264	182,553

Long-term debt from related parties	47,275	42,809
Deferred income tax liabilities	2,505	628
Long-term operating lease liability	1,983	3,534
Asset retirement obligations	4,194	4,140
Other long-term liabilities	3,910	4,715
Total liabilities	163,131	238,379

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,369 and 47,941,652 issued and outstanding at June 30, 2024 and December 31, 2023	481	479
Additional paid in capital	539,994	539,558
Accumulated deficit	(244,121)	(76,317)
Accumulated other comprehensive loss	(3,978)	(3,620)
Total equity	292,376	460,100
Total liabilities and equity	$455,507	$698,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	(in thousands, except per share amounts)
Services revenue	$46,770	$63,478	$85,584	$167,115
Services revenue - related parties	66	369	133	589
Product revenue	4,693	11,584	8,999	24,047
Total revenue	51,529	75,431	94,716	191,751

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $4,780, $10,654, $10,270, and $22,032, respectively, for the three and six months ended June 30, 2024 and three and six months ended June 30, 2023)	38,962	52,846	73,445	133,823
Services cost of revenue - related parties	118	210	236	240
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,271, $2,417, $2,373, and $3,559, respectively, for the three and six months ended June 30, 2024 and three and six months ended June 30, 2023)	4,761	7,196	10,744	15,181
Selling, general and administrative (Note 12)	97,476	10,357	106,258	18,740
Depreciation, depletion, amortization and accretion	6,051	12,650	13,073	25,606
Gains on disposal of assets, net	(1,036)	(473)	(2,203)	(834)
Total cost and expenses	146,332	82,786	201,553	192,756
Operating loss	(94,803)	(7,355)	(106,837)	(1,005)

OTHER INCOME (EXPENSE)
Interest expense and financing charges, net	(1,005)	(3,220)	(7,642)	(6,509)
Interest expense and financing charges, net - related parties	(1,529)	—	(3,028)	—
Other (expense) income, net (Note 2)	(73,678)	8,339	(63,536)	16,963
Total other (expense) income, net	(76,212)	5,119	(74,206)	10,454
(Loss) income before income taxes	(171,015)	(2,236)	(181,043)	9,449
(Benefit) provision for income taxes	(15,022)	2,234	(13,239)	5,568
Net (loss) income	$(155,993)	$(4,470)	$(167,804)	$3,881

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively, for the three and six months ended June 30, 2024 and three and six months ended June 30, 2023	(114)	227	(358)	230
Comprehensive (loss) income	$(156,107)	$(4,243)	$(168,162)	$4,111

Net (loss) income per share (basic) (Note 15)	$(3.25)	$(0.09)	$(3.50)	$0.08
Net (loss) income per share (diluted) (Note 15)	$(3.25)	$(0.09)	$(3.50)	$0.08
Weighted average number of shares outstanding (basic) (Note 15)	48,040	47,718	48,002	47,581
Weighted average number of shares outstanding (diluted) (Note 15)	48,040	47,718	48,002	47,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2024
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2024	48,008	$480	$(88,128)	$539,776	$(3,864)	448,264
Stock based compensation	119	1	—	218	—	219
Net loss	—	—	(155,993)	—	—	(155,993)
Other comprehensive loss	—	—	—	—	(114)	(114)
Balance at June 30, 2024	48,127	$481	$(244,121)	$539,994	$(3,978)	$292,376

	Three Months Ended June 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at March 31, 2023	47,713	$477	$(64,803)	$538,862	$(3,838)	470,698
Stock based compensation	228	2	—	259	—	261
Net loss	—	—	(4,470)	—	—	(4,470)
Other comprehensive income	—	—	—	—	227	227
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	$466,716

	Six Months Ended June 30, 2024
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2023	47,941	$479	$(76,317)	$539,558	$(3,620)	$460,100
Stock based compensation	186	2	—	436	—	438
Net loss	—	—	(167,804)	—	—	(167,804)
Other comprehensive loss	—	—	—	—	(358)	(358)
Balance at June 30, 2024	48,127	$481	$(244,121)	$539,994	$(3,978)	$292,376

	Six Months Ended June 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	900	—	908
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net income	—	—	3,881	—	—	3,881
Other comprehensive income	—	—	—	—	230	230
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	$466,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(167,804)	$3,881
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Stock based compensation	438	908
Depreciation, depletion, accretion and amortization	13,073	25,606
Amortization of debt origination costs	714	377
Change in provision for expected credit losses	171,076	(425)
Gains on disposal of assets	(2,203)	(834)
Gains from sales of equipment damaged or lost down-hole	—	(46)
Deferred income taxes	3,722	(46)
Other	1,099	387
Changes in assets and liabilities:
Accounts receivable, net	39,073	7,880
Inventories	265	(1,306)
Prepaid expenses and other assets	5,703	5,162
Accounts payable	(2,276)	466
Accrued expenses and other liabilities	(7,688)	(13,924)
Accrued expenses and other liabilities - related parties	3,028	—
Income taxes payable	(17,692)	4,523
Net cash provided by operating activities	40,528	32,609

Cash flows from investing activities:
Purchases of property and equipment	(9,070)	(10,539)
Proceeds from disposal of property and equipment	4,548	806
Net cash used in investing activities	(4,522)	(9,733)

Cash flows from financing activities:
Borrowings on long-term debt	—	118,900
Repayments of long-term debt	—	(143,064)
Payments on financing transaction	(46,837)	—
Payments on sale leaseback transaction	(2,148)	(2,449)
Principal payments on financing leases and equipment financing notes	(966)	(3,791)
Debt issuance costs	(37)	—
Other	—	(919)
Net cash used in financing activities	(49,988)	(31,323)
Effect of foreign exchange rate on cash	(50)	15
Net decrease in cash, cash equivalents and restricted cash	(14,032)	(8,432)
Cash, cash equivalents and restricted cash at beginning of period	24,298	17,282
Cash, cash equivalents and restricted cash at end of period	$10,266	$8,850

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,440	$6,321
Cash paid for income taxes, net of refunds received	$722	$752
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$4,269	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2,258	$6,732
Right-of-use assets obtained for financing lease liabilities	$1,369	$306

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included its wholly-owned subsidiary Bison Trucking LLC (“Bison Trucking”) in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
its drilling services segment. The Company now presents Bison Trucking in the “All Other” reconciling column. See Note 20 for additional detail regarding our reporting segments. There was no impact on previously reported total assets, total liabilities, net income (loss) or equity for the periods presented.

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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $10.3 million, $20.8 million, $11.3 million and $22.5 million, respectively. As discussed in more detail below, on July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). As a result of the Settlement Agreement, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the three months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA. These amounts are included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were interest charges of $136.8 million and $197.5 million, respectively. See below for a full description of the Settlement Agreement and its impact on the Company’s financial statements for the three months ended June 30, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the changes in our allowance for expected credit losses for the year ended December 31, 2023 and the six months ended June 30, 2024 (in thousands):

Balance, January 1, 2023	$3,587
Change in provision for expected credit losses	47
Recoveries of receivables previously charged to credit loss expense	(638)
Write-offs charged against the provision	(2,831)
Balance, December 31, 2023	165
Change in provision for expected credit losses	171,089
Recoveries of receivables previously charged to credit loss expense	(13)
Write-offs charged against the provision	(271)
Balance, June 30, 2024	$170,970

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $171.1 million and a nominal amount for the six months ended June 30, 2024 and 2023, respectively. These additions were charged to credit loss expense and other expense based on the factors described above.

PREPA

On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements is largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA is currently holding approximately $18.4 million in funds (the “Withheld FEMA Funds”) received from FEMA and considers payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed in Mammoth’s filings with the SEC (the “Specified Municipal Tax Claims”) and for which Cobra disputes any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra will have an allowed administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds. Cobra’s allowed claim will be paid through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal.

The Settlement Agreement was approved by the Company’s Board of Directors on July 22, 2024, and was also approved by the PREPA Board and by the FOMB. The Settlement Agreement remains subject to approval by the Title III Court, which is expected to hear the motion relating to the Settlement Agreement at the next omnibus hearing to be held on September 18, 2024. There can be no assurance that the court approval will be obtained on the indicated time frame or at all.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of comprehensive (loss) income, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at June 30, 2024 and December 31, 2023 and percentages of total revenues derived for the three and six months ended June 30, 2024 and 2023:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2024	2023	2024	2023	2024	2023
Customer A(a)	14%	—%	8%	2%	—%	—%
Customer B(b)	10%	7%	9%	5%	2%	1%
Customer C(c)	—%	6%	—%	12%	—%	—%
Customer D(d)	—%	—%	—%	—%	80%	90%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s well completion services segment.
b.Customer B is a third-party customer. Revenues and the related accounts receivable balances with Customer B was derived from the Company’s infrastructure services segment.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s well completion services segment.
d.Customer D is a third-party customer. The accounts receivable balances with Customer D was derived from the Company’s infrastructure services segment. Accounts receivable for Customer D also includes receivables due for interest charged on delinquent accounts receivable.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.1 million during the three and six months ended June 30, 2024 and did not have any deferred revenue related to shortfall payments. The Company did not recognize any shortfall revenue during the three and six months ended June 30, 2023 and did not have any deferred revenue related to shortfall payments.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	530
Balance, December 31, 2023	663
Deduction for recognition of revenue	(58)
Increase for deferral of customer prepayments	807
Balance, June 30, 2024	$1,412

The Company did not have any contract assets as of June 30, 2024 or December 31, 2023.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had unsatisfied performance obligations totaling $8.8 million, which will be recognized over the next 7 months.

4.    Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary Air Rescue Systems Corporation (“ARS”) for $3.3 million in cash.

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

	June 30,	December 31,
	2024	2023
Supplies	$6,552	$6,757
Raw materials	1,370	872
Work in process	3,166	3,955
Finished goods	1,299	1,069
Total inventories	$12,387	$12,653

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		June 30,	December 31,
	Useful Life	2024	2023
Pressure pumping equipment	3-5 years	$252,168	$251,111
Drilling rigs and related equipment	3-15 years	97,281	97,207
Machinery and equipment	7-20 years	152,835	155,921
Buildings	15-39 years	37,796	40,869
Vehicles, trucks and trailers	5-10 years	89,976	92,257
Coil tubing equipment	4-10 years	7,237	6,954
Land	N/A	12,393	12,393
Land improvements	15 years or life of lease	10,090	10,066
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(a)	3-12 years	15,267	15,171
		688,836	695,742
Deposits on equipment and equipment in process of assembly(b)		12,758	8,670
		701,594	704,412
Less: accumulated depreciation(c)		592,077	590,507
Total property, plant and equipment, net		$109,517	$113,905
a.    Included in Other property and equipment are costs of $3.1 million at each of June 30, 2024 and December 31, 2023, respectively, related to assets leased to customers under operating leases.
b.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
c.    Includes accumulated depreciation of $2.5 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. The Company did not have any proceeds or gains from the sale of equipment damaged or lost down-hole during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023 proceeds and gains from the sale of equipment damaged or lost down-hole were nominal amounts, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2024 and 2023, total cash and accrued proceeds from the sale of equipment were $1.1 million, $3.3 million, $0.5 million and $0.9 million, respectively, and gains from the sale or disposal of equipment were $1.0 million, $2.2 million, $0.5 million and $0.8 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$5,505	$11,130	$12,294	$23,857
Amortization expense	193	195	386	389
Accretion and depletion expense	353	1,325	393	1,360
Depreciation, depletion, amortization and accretion	$6,051	$12,650	$13,073	$25,606

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the six months ended June 30, 2024 and year ended December 31, 2023 are presented below (in thousands):

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
Balance as of June 30, 2024
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The Company had the following finite lived intangible assets recorded, which are included in “other non-current assets” on the unaudited condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Trade names	7,730	7,730
Less: accumulated amortization - trade names	(7,203)	(6,817)
Intangible assets, net	$527	$913

Amortization expense for intangible assets was $0.2 million and $0.4 million for each of the three and six months ended June 30, 2024 and 2023, respectively. The original life of trade names is 10 years as of June 30, 2024 with a remaining weighted average useful life of 1.7 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2024	$318
2025	85
2026	85
2027	39
2028	—
Thereafter	—
$527

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.1 million and $4.2 million at June 30, 2024 and December 31, 2023, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	June 30,	December 31,
	2024	2023
State and local taxes payable	$12,998	$13,111
Accrued compensation and benefits	4,783	5,558
Sale-leaseback liability(a)	4,140	4,754
Financed insurance premiums(b)	3,289	9,807
Financing leases	1,461	1,702
Deferred revenue	1,412	663
Insurance reserves	1,373	1,277
Financing arrangement, net(c)	—	48,943
Other	1,695	2,139
Total accrued expenses and other current liabilities	$31,151	$87,954

Other Long-Term Liabilities
Financing leases	$2,788	$2,138
Sale-leaseback liability(a)	1,117	2,555
Other	5	22
Total other long-term liabilities	$3,910	$4,715
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
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of June 30, 2024, the applicable interest rates associated with financed insurance premiums ranged from 6.60% to 7.39%. As of December 31, 2023, the applicable interest rates associated with financed insurance premiums ranged from 6.60% to 7.05%.
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Debt
Debt included the following (in thousands):

	June 30,	December 31,
	2024	2023
Revolving credit facility	$—	$—
Term credit facility, including interest paid-in-kind	49,269	45,000
Unamortized debt issuance costs and discount	(1,994)	(2,191)
Total debt	47,275	42,809
Less: current portion	—	—
Total long-term debt	$47,275	$42,809

As of June 30, 2024 and December 31, 2023, there were deferred financing costs on our revolving credit facility totaling $3.0 million and $3.4 million, respectively, included in “other non-current assets” in the accompanying consolidated balance sheets.

The table below presents debt maturities as of June 30, 2024, excluding debt issuance costs and discount (in thousands):

Total
Remainder of 2024	$—
2025	—
2026	6,985
2027	5,994
2028	36,290
Thereafter	—
Total long-term debt, net	$49,269

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

As of June 30, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during a Financial Covenant Period (as defined in the new revolving credit facility).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2024, the new revolving credit facility was undrawn, the borrowing base was $21.0 million, and there was $14.3 million of borrowing capacity under the facility, after giving effect to $6.7 million of outstanding letters of credit. At December 31, 2023, the new revolving credit facility was undrawn, the borrowing base was $27.0 million, and there was $20.7 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit.

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The new term credit facility provides for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility are secured by the Company’s assets, inclusive of the subsidiary companies. The new term credit facility also contains various affirmative and restrictive covenants. Interest under the new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%, as such margin may be increased pursuant to the terms of the new term credit facility; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder. As of June 30, 2024, borrowings outstanding under the new term credit facility bore interest at 12.9%.

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

At June 30, 2024 and December 31, 2023, there were outstanding borrowings, including interest paid-in-kind, under the term credit facility of $49.3 million and $45.0 million, respectively.

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028. The Company intends to use a portion of the proceeds from the Settlement Agreement to pay in full all of the outstanding amounts under the new term credit facility, together with accrued and unpaid interest, and terminate the new term credit facility.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2024.

12.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash expenses:
Compensation and benefits	$3,116	$3,996	$7,220	$8,273
Professional services	3,056	4,276	5,513	6,205
Other(a)	1,702	1,868	3,475	3,779
Total cash SG&A expense	7,874	10,140	16,208	18,257
Non-cash expenses:
Change in provision for expected credit losses charged to bad debt expense(b)	89,383	(44)	89,612	(425)
Stock based compensation	219	261	438	908
Total non-cash SG&A expense	89,602	217	90,050	483
Total SG&A expense	$97,476	$10,357	$106,258	$18,740
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b.    Included in the three and six months ended June 30, 2024 amounts is a charge of $89.2 million related to Cobra’s Settlement Agreement with PREPA. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation included elsewhere in this report for additional information.

13.    Income Taxes
The Company recorded income tax benefit of $13.2 million for the six months ended June 30, 2024 compared to income tax expense of $5.6 million for the six months ended June 30, 2023. The Company’s effective tax rates were 7% and 59% for the six months ended June 30, 2024 and 2023, respectively.

The effective tax rates for the six months ended June 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the six months ended June 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Lease expense consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,711	$1,871	$3,561	$3,640
Short-term lease expense	39	19	54	439
Finance lease expense:
Amortization of right-of-use assets	395	569	831	1,134
Interest on lease liabilities	64	40	118	97
Total lease expense	$2,209	$2,499	$4,564	$5,310

Supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$6,403	$9,551
Current operating lease liability	4,352	5,771
Long-term operating lease liability	1,983	3,534
Finance leases:
Property, plant and equipment, net	$4,504	$3,966
Accrued expenses and other current liabilities	1,461	1,702
Other liabilities	2,788	2,138

Other supplemental information related to leases for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,617	$1,843	$3,383	$3,593
Operating cash flows from finance leases	64	40	118	97
Financing cash flows from finance leases	453	1,184	947	2,677
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(24)	$1,299	$86	$4,216
Finance leases	1,263	306	1,369	306

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	2.3 years	2.5 years
Finance leases	2.7 years	2.2 years
Weighted-average discount rate:
Operating leases	9.0%	8.7%
Finance leases	7.8%	6.3%

Maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$2,995	$1,036
2025	2,765	1,276
2026	726	1,691
2027	175	446
2028	15	150
Thereafter	468	205
Total lease payments	7,144	4,804
Less: Present value discount	809	555
Present value of lease payments	$6,335	$4,249

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.6 million and $1.2 million during the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.6 million during the three and six months ended June 30, 2023, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.    (Loss) Earnings Per Share

    Reconciliations of the components of basic and diluted net (loss) earnings per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(155,993)	$(4,470)	$(167,804)	$3,881
Weighted average common shares outstanding	48,040	47,718	48,002	47,581
Basic (loss) earnings per share	$(3.25)	$(0.09)	$(3.50)	$0.08

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(155,993)	$(4,470)	$(167,804)	$3,881
Weighted average common shares, including dilutive effect(a)	48,040	47,718	48,002	47,966
Diluted (loss) earnings per share	$(3.25)	$(0.09)	$(3.50)	$0.08
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three and six months ended June 30, 2024 and the three months ended June 30, 2023 as their effect was antidilutive under the treasury stock method.

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

17.    Stock Based Compensation
On April 29, 2024, the Board of Directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), subject to stockholder approval, which approval was obtained at Mammoth’s 2024 Annual Meeting of Stockholders on June 12, 2024. The 2024 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan as of June 30, 2024. No new awards will be granted under the Company’s previous equity incentive plan after June 12, 2024.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2023	728,310	$1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested shares as of December 31, 2023	302,383	5.06
Granted	139,280	3.59
Vested	(185,717)	4.71
Forfeited	—	—
Unvested shares as of June 30, 2024	255,946	$4.52

As of June 30, 2024, there was $1.0 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

The total fair value of shares vested was $0.4 million and $0.7 million during the three and six months ended June 30, 2024, respectively, and $1.0 million and $4.1 million during the three and six months ended June 30, 2023, respectively. Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2023, respectively.

18.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment. For the three and six months ended June 30, 2024 and 2023, revenue from related party transactions was $0.1 million, $0.1 million, $0.4 million and $0.6 million, respectively, and costs incurred from related party transactions was $0.1 million, $0.2 million, $0.2 million and $0.2 million, respectively. At June 30, 2024 and December 31, 2023, accounts receivable from related party transactions was $0.1 million and a nominal amount, respectively. At June 30, 2024 accounts payable for related party transactions was $0.1 million. There was no accounts payable for related party transactions at December 31, 2023.

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

On October 16, 2023, the Company entered into a loan and security agreement with Wexford, an affiliate of Mammoth. Under this agreement, the Company had outstanding debt, including interest paid-in kind and net of debt discount and debt issuance costs, of $47.3 million and $42.8 million as of June 30, 2024 and December 31, 2023, respectively. Additionally, the Company incurred interest expense under this agreement totaling $1.5 million and $3.0 million for the three and six months ended June 30, 2024. See Note 10 for additional detail on the agreement with Wexford.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of June 30, 2024.

Letters of Credit
The Company has various letters of credit that were issued under the Company’s revolving credit agreement which is collateralized by substantially all of the assets of the Company. The letters of credit are categorized below (in thousands):

	June 30,	December 31,
	2024	2023
Environmental remediation	$4,228	$3,782
Insurance programs	2,500	2,500
Total letters of credit	$6,728	$6,282

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of June 30, 2024 and December 31, 2023, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of June 30, 2024 and December 31, 2023, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of June 30, 2024 and December 31, 2023, accrued claims were $1.4 million and $1.3 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2024 and December 31, 2023, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of June 30, 2024 and December 31, 2023, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. At each of June 30, 2024 and December 31, 2023, accrued claims were $1.8 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of June 30, 2024 and December 31, 2023 and no expense was recognized during the six months ended June 30, 2024 or 2023 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
incurs. As of June 30, 2024 and December 31, 2023, outstanding performance and payment bonds totaled $7.5 million and $10.0 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $1.2 million as of June 30, 2024. There were no outstanding bid bonds as of June 30, 2024 and $0.2 million in outstanding bid bonds as of December 31, 2023.

Litigation
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements is largely dependent upon funding from FEMA or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA is currently holding approximately $18.4 million Withheld FEMA Funds received from FEMA and considers payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities for certain municipal tax claims discussed below and for which Cobra disputes any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra will have an allowed administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds. Cobra’s allowed claim will be paid through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal. In exchange for the settlement payments and conditioned upon the effectiveness and full implementation of the Settlement Agreement, Cobra has agreed to release and waive any further claim against PREPA under its two agreements with PREPA. Further, if PREPA pays the Withheld FEMA Funds to Cobra following the notice of appeal described above, Cobra agreed to indemnify and hold PREPA harmless, as well as to provide PREPA with an indemnity letter of credit, solely for any payment(s) PREPA is subsequently required to make pursuant to the Specified Municipalities on account of the Specified Municipal Tax Claims if such order is entered as a result of (i) any reversal on appeal of the settlement order with respect to the FEMA Withheld Funds and/or (ii) the Puerto Rico Court of First Instance or other court of competent jurisdiction enters such order after a diligent challenge by PREPA (including through enforcement of the order approving Settlement Agreement if in effect). Any such indemnity obligation will in no event exceed the amount of the Withheld FEMA Funds paid to and received by Cobra. Pursuant to the Settlement Agreement, on July 31, 2024, the FOMB filed a motion seeking an order from the Title III Court to approve the Settlement Agreement with the intention that such motion be heard at the next omnibus hearing to be held on September 18, 2024.

The Settlement Agreement was approved by the Company’s Board of Directors on July 22, 2024, and was also approved by the PREPA Board and by the FOMB. The Settlement Agreement remains subject to approval by the Title III Court, which is expected to hear the motion relating to the Settlement Agreement at the next omnibus hearing to be held on September 18, 2024. The Company cannot provide any assurances that the court approval will be obtained on the indicated time frame or at all.

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of comprehensive (loss) income, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

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

Cobra has been served with 13 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. Cobra believes it is exempt from the construction excise taxes. In connection with the Settlement Agreement entered into with PREPA, PREPA (including through the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiscal agent for PREPA, and the FOMB) has agreed to cooperate with Cobra and assist in resolving the construction excise and volume of business taxes assessed against Cobra. There is no guarantee, however, that the Company, including with PREPA’s cooperation, will be successful in favorably resolving or mitigating these taxes. Accordingly, at this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants have subsequently initiated additional individual arbitration proceedings asserting similar claims. During 2023, the Company agreed to settlements in principle with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. During 2023 and 2024, the Company recognized an estimated liability related to these complaints, which is included in “accounts payable” in the accompanying consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

On September 10, 2019, the U.S. District Court for the District of Puerto Rico unsealed an indictment that charged the former president of Cobra Acquisitions LLC with conspiracy, wire fraud, false statements and disaster fraud. Two other individuals were also charged in the indictment. The indictment is focused on the interactions between a former FEMA official and the former president of Cobra. Neither the Company nor any of its subsidiaries were charged in the indictment. On May 18, 2022, the former FEMA official and the former president of Cobra each pled guilty to one-count information charging gratuities related to a project that Cobra never bid upon and was never awarded or received any monies for. On December 13, 2022, the Court sentenced the former Cobra president to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and one day and a fine of $25,000. The Court sentenced the FEMA official to custody of the Bureau of Prisons for six months and one day, a term of supervised release of six months and a fine of $15,000. The Court also dismissed the indictment against the two defendants. The Company does not expect any additional activity in the criminal proceeding. Subsequent to the indictment, Cobra received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”), which requests certain documents and answers to specific interrogatories relevant to an ongoing investigation it is conducting. The aforementioned DOJ investigation is in connection with the issues raised in the criminal matter. Cobra fully cooperated with the DOJ but is not able to predict the outcome of this investigation, or even if it still active, or if so, whether it will have a material impact on Cobra’s or the Company’s business, financial condition, results of operations or cash flows. With regard to the SEC investigation disclosed in previous filings, on July 6, 2022, the SEC sent a letter saying that it had concluded its investigation as to the Company and that based on information the SEC has as of this date, it does not intend to recommend an enforcement action against the Company.

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

During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during the three months ended March 31, 2024 related to the termination of the Assignment Agreement, which is included in “interest expense and financing charges, net” in the accompanying consolidated statement of comprehensive loss. The remaining $9.6 million was paid to Cobra. Wexford waived the requirement to mandatorily remit to Wexford up to 50% of all PREPA Claim proceeds in relation to the $9.6 million.

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and six months ended June 30, 2024 and 2023, the Company paid $0.5 million, $1.0 million, $0.5 million and $1.1 million, respectively, in contributions to the plan.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Reporting Segments
As of June 30, 2024, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of June 30, 2024, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region. During the three and six months ended June 30, 2023, the Company included Bison Trucking in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2023, the Company changed its presentation to move Bison Trucking to the reconciling column titled “All Other”. The results for the three and six months ended June 30, 2023 have been retroactively adjusted to reflect these changes.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2024	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$9,935	$31,433	$4,693	$736	$4,732	$—	$51,529
Intersegment revenues	109	—	27	—	2,359	(2,495)	—
Total revenue	10,044	31,433	4,720	736	7,091	(2,495)	51,529
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	10,096	24,630	4,589	1,155	3,371	—	43,841
Intersegment cost of revenues	234	1	—	1	2,257	(2,493)	—
Total cost of revenue	10,330	24,631	4,589	1,156	5,628	(2,493)	43,841
Selling, general and administrative	1,196	94,450	943	176	711	—	97,476
Depreciation, depletion, amortization and accretion	2,691	627	1,271	613	849	—	6,051
Gains on disposal of assets, net	(105)	(460)	(110)	(1)	(360)	—	(1,036)
Operating (loss) income	(4,068)	(87,815)	(1,973)	(1,208)	263	(2)	(94,803)
Interest expense and financing charges, net	522	1,577	131	121	183	—	2,534
Other expense (income), net	—	72,687	(1)	—	992	—	73,678
Loss before income taxes	$(4,590)	$(162,079)	$(2,103)	$(1,329)	$(912)	$(2)	$(171,015)

Three Months Ended June 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$27,466	$28,315	$11,567	$2,810	$5,273	$—	$75,431
Intersegment revenues	118	—	—	—	383	(501)	—
Total revenue	27,584	28,315	11,567	2,810	5,656	(501)	75,431
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	23,594	23,292	7,067	2,375	3,924	—	60,252
Intersegment cost of revenues	227	9	—	12	253	(501)	—
Total cost of revenue	23,821	23,301	7,067	2,387	4,177	(501)	60,252
Selling, general and administrative	1,776	6,385	954	193	1,049	—	10,357
Depreciation, depletion, amortization and accretion	4,500	2,436	2,374	1,154	2,186	—	12,650
Gains on disposal of assets, net	—	—	—	—	(473)	—	(473)
Operating (loss) income	(2,513)	(3,807)	1,172	(924)	(1,283)	—	(7,355)
Interest expense and financing charges, net	824	1,869	149	133	245	—	3,220
Other expense (income) net	1	(8,557)	(4)	—	221	—	(8,339)
(Loss) income before income taxes	$(3,338)	$2,881	$1,027	$(1,057)	$(1,749)	$—	$(2,236)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2024	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$18,093	$56,471	$8,999	$1,247	$9,906	$—	$94,716
Intersegment revenues	222	—	28	—	3,364	(3,614)	—
Total revenue	18,315	56,471	9,027	1,247	13,270	(3,614)	94,716
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	18,434	46,164	10,430	2,203	7,194	—	84,425
Intersegment cost of revenues	452	26	—	3	3,131	(3,612)	—
Total cost of revenue	18,886	46,190	10,430	2,206	10,325	(3,612)	84,425
Selling, general and administrative	2,269	100,068	1,974	388	1,559	—	106,258
Depreciation, depletion, amortization and accretion	5,955	1,346	2,417	1,488	1,867	—	13,073
(Losses) gains on disposal of assets, net	145	(943)	(110)	1	(1,296)	—	(2,203)
Operating (loss) income	(8,940)	(90,190)	(5,684)	(2,836)	815	(2)	(106,837)
Interest expense and financing charges, net	1,091	8,675	273	250	381	—	10,670
Other expense (income), net	1	62,429	(1)	—	1,107	—	63,536
Loss before income taxes	$(10,032)	$(161,294)	$(5,956)	$(3,086)	$(673)	$(2)	$(181,043)

Six Months Ended June 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$94,644	$56,596	$24,009	$4,165	$12,337	$—	$191,751
Intersegment revenues	240	—	25	—	833	(1,098)	—
Total revenue	94,884	56,596	24,034	4,165	13,170	(1,098)	191,751
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	75,630	45,768	14,927	3,841	9,078	—	149,244
Intersegment cost of revenues	704	20	—	26	348	(1,098)	—
Total cost of revenue	76,334	45,788	14,927	3,867	9,426	(1,098)	149,244
Selling, general and administrative	4,268	10,595	1,458	339	2,080	—	18,740
Depreciation, depletion, amortization and accretion	9,317	5,810	3,561	2,383	4,535	—	25,606
Gains on disposal of assets, net	—	(127)	(16)	—	(691)	—	(834)
Operating income (loss)	4,965	(5,470)	4,104	(2,424)	(2,180)	—	(1,005)
Interest expense and financing charges, net	1,753	3,714	305	259	478	—	6,509
Other expense (income), net	1	(17,365)	(6)	—	407	—	(16,963)
Income (loss) before income taxes	$3,211	$8,181	$3,805	$(2,683)	$(3,065)	$—	$9,449

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of June 30, 2024:
Total assets	$48,559	$252,237	$117,547	$12,384	$65,232	$(40,452)	$455,507
As of December 31, 2023:
Total assets	$50,965	$462,429	$121,162	$13,492	$69,005	$(18,574)	$698,479

21.    Subsequent Events
Subsequent to June 30, 2024, the Company issued a performance and payment bond totaling $5.0 million and additional bid bonds totaling $0.5 million related to its infrastructure segment.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. In the first half of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Current indications are that activity levels are expected to remain relatively flat in the second half of 2024, with potential for a ramp up in 2025. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

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

Natural Sand Proppant Industry
    As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Although we experienced increased demand for our natural sand proppant services and more favorable pricing during the first half of 2024 relative to the fourth quarter of 2023, activity remained suppressed. We expect that this trend will continue into the second half of 2024.

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

Our average crew count declined slightly from approximately 78 crews throughout the fourth quarter of 2023 to approximately 77 crews throughout the first half of 2024. An uptick in storm restoration activity drove enhanced results during the second quarter of 2024. With the Infrastructure Investment and Jobs Act funds being released for infrastructure projects, we remain encouraged about the potential for growth in this sector. We are currently seeing an uptick in bidding opportunities related to engineering, fiber, and transmission and distribution, all of which are areas we believe we have differentiated and specialized capabilities. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Settlement Agreement with PREPA

As discussed elsewhere in this report, on July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, Cobra will have an allowed administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds that PREPA is currently holding and considers payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed elsewhere in this report and for which Cobra disputes any valid garnishment. Cobra’s allowed claim will be paid through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal. As a result of the Settlement Agreement, we recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce our accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. The Settlement Agreement remains subject to approval by the Title III Court, which is expected to hear the motion relating to the Settlement Agreement at the next omnibus meeting to be held on September 18, 2024. We cannot provide any assurances that the court approval will be obtained on the indicated time frame or at all. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation included elsewhere in this report for additional information.

We plan to use a portion of the $188.4 million in settlement proceeds to pay in full all of the outstanding amounts under our term credit facility, which had a balance of approximately $49.3 million as of June 30, 2024, as well as accrued and unpaid interest thereon, and terminate the term credit facility. The remaining settlement proceeds will be cash on our balance sheet to be used to invest back into our business and for general corporate purposes.

Second Quarter 2024 Financial Overview

•Revenue for the second quarter of 2024 decreased by $23.9 million, or 32%, to $51.5 million from $75.4 million for the second quarter of 2023. The decrease in total revenue is primarily attributable to a decline in well completions services and natural sand proppant services revenue, partially offset by an increase in infrastructure services revenue.

•Net loss for the second quarter of 2024 was $156.0 million, or $3.25 loss per diluted share, as compared to net loss of $4.5 million, or $0.09 loss per diluted share, for the second quarter of 2023. The increase in net loss is primarily attributable to charges totaling $170.7 million recognized during the three months ended June 30, 2024 in relation to the Settlement Agreement with PREPA.

•Adjusted EBITDA (as defined and reconciled below) for the second quarter of 2024 was ($160.7) million as compared to $16.4 million for the second quarter of 2023. See “Non-GAAP Financial Measures” below for a reconciliation of net income to Adjusted EBITDA.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Revenue:
Well completion services	$10,044	$27,584
Infrastructure services	31,433	28,315
Natural sand proppant services	4,720	11,567
Drilling services	736	2,810
Other services	7,091	5,656
Eliminations	(2,495)	(501)
Total revenue	51,529	75,431

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $2,691 and $4,497, respectively, for the three months ended June 30, 2024 and 2023)	10,330	23,821
Infrastructure services (exclusive of depreciation and amortization of $627 and $2,433, respectively, for the three months ended June 30, 2024 and 2023)	24,631	23,301
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,271 and $2,373, respectively, for the three months ended June 30, 2024 and 2023)	4,589	7,067
Drilling services (exclusive of depreciation and amortization of $613 and $1,154, respectively, for the three months ended June 30, 2024 and 2023)	1,156	2,387
Other services (exclusive of depreciation and amortization of $848 and $2,186, respectively, for the three months ended June 30, 2024 and 2023)	5,628	4,177
Eliminations	(2,493)	(501)
Total cost of revenue	43,841	60,252
Selling, general and administrative expenses	97,476	10,357
Depreciation, depletion, amortization and accretion	6,051	12,650
Gains on disposal of assets, net	(1,036)	(473)
Operating loss	(94,803)	(7,355)
Interest expense and financing charges, net	(2,534)	(3,220)
Other (expense) income, net	(73,678)	8,339
Loss before income taxes	(171,015)	(2,236)
(Benefit) provision for income taxes	(15,022)	2,234
Net loss	$(155,993)	$(4,470)

    Revenue. Revenue for the three months ended June 30, 2024 decreased $23.9 million, or 32%, to $51.5 million from $75.4 million for the three months ended June 30, 2023. The decrease in total revenue is primarily attributable to a decrease in utilization in our well completions services division as well as a decline in tons sold in our natural sand proppant services division during the three months ended June 30, 2024, partially offset by an increase in our infrastructure services revenue. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue decreased $17.6 million, or 64%, to $10.0 million for the three months ended June 30, 2024 from $27.6 million for the three months ended June 30, 2023. The decrease in our well completion services revenue was primarily driven by an 69% decrease in the number of stages completed from 956 for the three months ended June 30, 2023 to 292 for the three months ended June 30, 2024. An average of 0.3 of our fleets were active for the three months ended June 30, 2024 as compared to an average of 1.6 fleets for the three months ended June 30, 2023.

    Infrastructure Services. Infrastructure services division revenue increased $3.1 million, or 11%, to $31.4 million for the three months ended June 30, 2024 from $28.3 million for the three months ended June 30, 2023. The increase in revenue was primarily due to a $4.1 million increase in storm restoration activity, which was partially offset by a decline in average crew count from 86 crews for the three months ended June 30, 2023 to 79 crews for the three months ended June 30, 2024.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $6.9 million, or 59%, to $4.7 million for the three months ended June 30, 2024 from $11.6 million for the three months ended June 30, 2023 primarily due to a 63% decrease in tons of sand sold from 383,841 tons for the three months ended June 30, 2023 to 140,615 tons for the three months ended June 30, 2024, coupled with a 24% decline in the average price per ton of sand sold from $30.08 per ton during the three months ended June 30, 2023 to $22.73 per ton during the three months ended June 30, 2024. This was partially offset by $1.1 million of shortfall revenue recognized during the three months ended June 30, 2024.

Drilling Services. Drilling services division revenue decreased $2.1 million, or 75%, to $0.7 million for the three months ended June 30, 2024 as compared to $2.8 million for the three months ended June 30, 2023. The decrease is primarily due to decreased utilization for our directional drilling business from 58% for the three months ended June 30, 2023 to 16% for the three months ended June 30, 2024.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased approximately $1.4 million, or 25%, to $7.1 million for the three months ended June 30, 2024, from $5.7 million for the three months ended June 30, 2023. Inter-segment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, was $2.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

On average, 212 rooms were utilized during the three months ended June 30, 2024 as compared to 146 for the three months ended June 30, 2023, resulting in an increase in remote accommodations revenue. An average of 223 pieces of equipment were rented to customers during the three months ended June 30, 2024, a decrease of 12% from an average of 253 pieces of equipment rented to customers during the three months ended June 30, 2023.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $16.5 million from $60.3 million, or 80% of total revenue, for the three months ended June 30, 2023 to $43.8 million, or 85% of total revenue, for the three months ended June 30, 2024. The decrease is primarily due to a decline in activity in our well completions division. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $13.5 million, or 57%, to $10.3 million for the three months ended June 30, 2024 from $23.8 million for the three months ended June 30, 2023, primarily due to a decrease in utilization of our fleets. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $2.7 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively, was 103% and 86% for the three months ended June 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.3 million, or 6%, to $24.6 million for the three months ended June 30, 2024 from $23.3 million for the three months ended June 30, 2023, primarily due to an increase in storm restoration activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.6 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, was 78% and 82% for the three months ended June 30, 2024 and 2023, respectively. The decline as a percentage of revenue is primarily due to the increase in storm restoration work, which historically has produced higher margins.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $2.5 million to $4.6 million for the three months ended June 30, 2024 from $7.1 million for the three months ended June 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $1.3 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, was 98% and 61% for the three months ended June 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in tons sold and price per ton sold, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $1.2 million, or 50%, to $1.2 million for the three months ended June 30, 2024 from $2.4 million for the three months ended June 30, 2023. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $0.6 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, was 171% and 86% for the three months ended June 30, 2024 and 2023, respectively. The increase is primarily due to a decline in utilization of our directional drilling services, resulting in a higher ratio of fixed costs to variable costs.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.4 million, or 33%, to $5.6 million for the three months ended June 30, 2024 from $4.2 million for the three months ended June 30, 2023 primarily due to increased equipment manufacturing activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.8 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, was 79% and 74% for the three months ended June 30, 2024 and 2023, respectively. The increase is primarily due to a decrease in utilization for our rental equipment business resulting in a higher ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $87.1 million, or 838%, to $97.5 million for the three months ended June 30, 2024 from $10.4 million for the three months ended June 30, 2023 primarily due to an increase in the provision for expected credit losses in connection with the Settlement Agreement with PREPA. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2024	June 30, 2023
Cash expenses:
Compensation and benefits	$3,116	$3,996
Professional services	3,056	4,276
Other(a)	1,702	1,868
Total cash SG&A expense	7,874	10,140
Non-cash expenses:
Change in provision for expected credit losses(b)	89,383	(44)
Stock based compensation	219	261
Total non-cash SG&A expense	89,602	217
Total SG&A expense	$97,476	$10,357
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The Company recognized an $89.2 million charge in relation to the Settlement Agreement with PREPA.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $6.5 million, or 52%, to $6.1 million for the three months ended June 30, 2024 from $12.6 million for the three months ended June 30, 2023. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $1.0 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively.

    Operating Loss. We reported operating loss of $94.8 million for the three months ended June 30, 2024 compared to $7.4 million for the three months ended June 30, 2023. The increase in operating loss is primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the three months ended June 30, 2024 in relation to the Settlement Agreement with PREPA.

    Interest Expense and financing charges, Net. Interest expense and financing charges, net decreased $0.7 million, or 22%, to $2.5 million for the three months ended June 30, 2024 from $3.2 million for the three months ended June 30, 2023. The decrease is primarily due to a decline in average borrowings outstanding under our revolving credit facility.

    Other (Expense) Income, Net. Other expense was $73.7 million for the three months ended June 30, 2024 compared to other income of $8.3 million for the three months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, we recognized interest on delinquent accounts receivable totaling $10.3 million and $11.3 million, respectively, in relation to our outstanding receivable with PREPA. Subsequent to June 30, 2024, Cobra entered into the Settlement Agreement with PREPA. As a result, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the three months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA.

    Income Taxes. We recorded income tax benefit of $15.0 million on pre-tax loss of $171.0 million for the three months ended June 30, 2024 compared to an income tax expense of $2.2 million on pre-tax loss of $2.2 million for the three months ended June 30, 2023. Our effective tax rates were 9% and (100)% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance. Additionally, as a result of the Settlement Agreement with PREPA, during the three months ended June 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Revenue:
Well completion services	$18,315	$94,884
Infrastructure services	56,471	56,596
Natural sand proppant services	9,027	24,034
Drilling services	1,247	4,165
Other services	13,270	13,170
Eliminations	(3,614)	(1,098)
Total revenue	94,716	191,751

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $5,955 and $9,310, respectively, for the six months ended June 30, 2024 and 2023)	18,886	76,334
Infrastructure services (exclusive of depreciation and amortization of $1,345 and $5,804, respectively, for the six months ended June 30, 2024 and 2023)	46,190	45,788
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,417 and $3,559, respectively, for the six months ended June 30, 2024 and 2023)	10,430	14,927
Drilling services (exclusive of depreciation of $1,488 and $2,382, respectively, for the six months ended June 30, 2024 and 2023)	2,206	3,868
Other services (exclusive of depreciation and amortization of $1,867 and $4,535, respectively, for the six months ended June 30, 2024 and 2023)	10,325	9,425
Eliminations	(3,612)	(1,098)
Total cost of revenue	84,425	149,244
Selling, general and administrative expenses	106,258	18,740
Depreciation, depletion, amortization and accretion	13,073	25,606
Gains on disposal of assets, net	(2,203)	(834)
Operating loss	(106,837)	(1,005)
Interest expense and financing charges, net	(10,670)	(6,509)
Other (expense) income, net	(63,536)	16,963
(Loss) income before income taxes	(181,043)	9,449
(Benefit) provision for income taxes	(13,239)	5,568
Net (loss) income	$(167,804)	$3,881

    Revenue. Revenue for the six months ended June 30, 2024 decreased $97.1 million, or 51%, to $94.7 million from $191.8 million for the six months ended June 30, 2023. The decrease in total revenue is primarily attributable to decreases in well completion services and natural sand proppant services revenue. Revenue by operating division was as follows:

Well Completion Services. Well completion services division revenue decreased $76.6 million, or 81%, to $18.3 million for the six months ended June 30, 2024 from $94.9 million for the six months ended June 30, 2023. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.2 million for each of the six months ended June 30, 2024 and 2023, respectively.

The decrease in our well completion services revenue was primarily driven by a decrease in pressure pumping services utilization. The number of stages completed decreased 77% to 672 for the six months ended June 30, 2024 from 2,974 for the six months ended June 30, 2023. An average of 0.4 of our six fleets were active for the six months ended June 30, 2024 as compared to an average of 2.6 fleets for the six months ended June 30, 2023.

Infrastructure Services. Infrastructure services division revenue decreased marginally to $56.5 million for the six months ended June 30, 2024 from $56.6 million for the six months ended June 30, 2023. Average crew count was 77 crews for the six months ended June 30, 2024 as compared to 87 crews for the six months ended June 30, 2023. This decrease was offset by an increase in engineering, substation and materials revenue for the six months ended June 30, 2024.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $15.0 million, or 63%, to $9.0 million for the six months ended June 30, 2024, from $24.0 million for the six months ended June 30, 2023. Inter-segment revenue, consisting primarily of revenue derived from our pressure pumping segment, was a nominal amount for each of the six months ended June 30, 2024 and June 30, 2023.

The decrease in our natural sand proppant services revenue was primarily due to a 63% decrease in tons of sand sold from approximately 775,280 tons for the six months ended June 30, 2023 to approximately 286,277 tons for the six months ended June 30, 2024, and a 23% decrease in the average sales price per ton of sand sold from $30.55 per ton during the six months ended June 30, 2023 to $23.57 per ton during the six months ended June 30, 2024. This was partially offset by $1.1 million of shortfall revenue recognized during the six months ended June 30, 2024.

Drilling Services. Drilling services division revenue decreased $3.0 million, or 71%, to $1.2 million for the six months ended June 30, 2024 from $4.2 million for the six months ended June 30, 2023. The decrease in our drilling services revenue was primarily attributable to a decrease in utilization for our directional drilling business from 44% during the six months ended June 30, 2023 to 15% during the six months ended June 30, 2024, which was coupled with a decrease in pricing.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased marginally to $13.3 million for the six months ended June 30, 2024 from $13.2 million for the six months ended June 30, 2023. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $3.4 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

The increase in our other services revenue was primarily due to an increase in equipment manufacturing and utilization for our remote accommodations business, which was offset by a decline in utilization for our equipment rental business. We rented an average of 217 pieces of equipment to customers during the six months ended June 30, 2024, a decrease of 20% from an average of 270 pieces of equipment rented to customers during the six months ended June 30, 2023.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $64.8 million from $149.2 million, or 78% of total revenue, for the six months ended June 30, 2023 to $84.4 million, or 89% of total revenue, for the six months ended June 30, 2024. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $57.4 million, or 75%, to $18.9 million for the six months ended June 30, 2024 from $76.3 million for the six months ended June 30, 2023. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $6.0 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively, was 103% and 80% for the six months ended June 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.4 million, or 1%, to $46.2 million for the six months ended June 30, 2024 from $45.8 million for the six months ended June 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $1.3 million and $5.8 million, respectively, for the six months ended June 30, 2024 and 2023 was 82% and 81% for the six months ended June 30, 2024 and 2023, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $4.5 million, or 30%, from $14.9 million for the six months ended June 30, 2023 to $10.4 million for the six months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.4 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively, was 116% and 62% for the six months ended June 30, 2024 and 2023, respectively. The increase in cost as a percentage of revenue is primarily due to a 63% decrease in tons sold and a 23% decrease in average sales price.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $1.7 million, or 44%, from $3.9 million for the six months ended June 30, 2023 to $2.2 million for the six months ended June 30, 2024. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $1.5 million and $2.4 million, for the six months ended June 30, 2024 and 2023, respectively, was 183% and 93% for the six months ended June 30, 2024 and 2023. The increase is primarily due to a decline in utilization of our directional drilling services, resulting in a higher ratio of fixed costs to variable costs.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.9 million, or 10%, from $9.4 million for the six months ended June 30, 2023 to $10.3 million for the six months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $1.9 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively, was 77% and 71% for the six months ended June 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization for our equipment rental business, resulting in a higher ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $87.6 million, or 468%, to $106.3 million for the six months ended June 30, 2024 from $18.7 million for the six months ended June 30, 2023 primarily due to an increase in the provision for expected credit losses in connection with the Settlement Agreement with PREPA. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash expenses:
Compensation and benefits	$7,220	$8,273
Professional services	5,513	6,205
Other(a)	3,475	3,779
Total cash SG&A expenses	16,208	18,257
Non-cash expenses:
Change in provision for expected credit losses(b)	89,612	(425)
Stock based compensation	438	908
Total non-cash SG&A expenses	90,050	483
Total SG&A expenses	$106,258	$18,740
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The Company recognized an $89.2 million charge in relation to the Settlement Agreement with PREPA.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $12.5 million to $13.1 million for the six months ended June 30, 2024 from $25.6 million for the six months ended June 30, 2023. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $2.2 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

    Operating Loss. We reported an operating loss of $106.8 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023. The increased operating loss was primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the six months ended June 30, 2024 in relation to the Settlement Agreement with PREPA. This was coupled with reduced utilization across our well completions and natural sand proppant divisions, and partially offset by a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense and financing charges, Net. Interest expense, net increased $4.2 million, or 65%, to $10.7 million for the six months ended June 30, 2024 from $6.5 million for the six months ended June 30, 2023. The increase is primarily due to a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other (Expense) Income, Net. We recognized other expense, net of $63.5 million during the six months ended June 30, 2024 compared to other income of $17.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, we recognized interest on delinquent accounts receivable totaling $20.8 million and $22.5 million, respectively, in relation to our outstanding receivable with PREPA. Subsequent to June 30, 2024, Cobra entered into the Settlement Agreement with PREPA. As a result, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the six months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA.

    Income Taxes. We recorded income tax benefit of $13.2 million on pre-tax loss of $181.0 million for the six months ended June 30, 2024 compared to an income tax expense of $5.6 million on pre-tax income of $9.4 million for the six months ended June 30, 2023. Our effective tax rate was 7% for the six months ended June 30, 2024 compared to 59% for the six months ended June 30, 2023. The effective tax rates for the six months ended June 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the six months ended June 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

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

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(155,993)	$(4,470)	$(167,804)	$3,881
Depreciation, depletion, amortization and accretion expense	6,051	12,650	13,073	25,606
Gains on disposal of assets, net	(1,036)	(473)	(2,203)	(834)
Stock based compensation	219	261	438	908
Interest expense and financing charges, net	2,534	3,220	10,670	6,509
Other expense (income), net	73,678	(8,339)	63,536	(16,963)
(Benefit) provision for income taxes	(15,022)	2,234	(13,239)	5,568
Interest on trade accounts receivable	(71,171)	11,341	(60,686)	22,454
Adjusted EBITDA	$(160,740)	$16,424	$(156,215)	$47,129

Well Completion Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(4,590)	$(3,338)	$(10,032)	$3,211
Depreciation and amortization expense	2,691	4,500	5,955	9,317
(Gains) losses on disposal of assets, net	(105)	—	145	—
Stock based compensation	46	97	90	387
Interest expense and financing charges, net	522	824	1,091	1,753
Other expense, net	—	1	1	1
Adjusted EBITDA	$(1,436)	$2,084	$(2,750)	$14,669

Infrastructure Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(144,861)	$697	$(145,267)	$3,151
Depreciation and amortization expense	627	2,436	1,346	5,810
Gains on disposal of assets, net	(460)	—	(943)	(127)
Stock based compensation	123	107	240	337
Interest expense and financing charges, net	1,577	1,869	8,675	3,714
Other expense (income), net	72,687	(8,557)	62,429	(17,365)
(Benefit) provision for income taxes	(17,218)	2,184	(16,027)	5,030
Interest on trade accounts receivable	(71,171)	11,341	(60,686)	22,454
Adjusted EBITDA	$(158,696)	$10,077	$(150,233)	$23,004

Natural Sand Proppant Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(2,103)	$1,027	$(5,956)	$3,805
Depreciation, depletion, amortization and accretion expense	1,271	2,374	2,417	3,561
Gains on disposal of assets, net	(110)	—	(110)	(16)
Stock based compensation	32	36	69	113
Interest expense and financing charges, net	131	149	273	305
Other income, net	(1)	(4)	(1)	(6)
Adjusted EBITDA	$(780)	$3,582	$(3,308)	$7,762

Drilling Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023	2024	2023
Net loss	$(1,329)	$(1,057)	$(3,086)	$(2,683)
Depreciation expense	613	1,154	1,488	2,383
(Gains) losses on disposal of assets, net	(1)	—	1	—
Stock based compensation	5	5	10	13
Interest expense and financing charges, net	121	133	250	259
Adjusted EBITDA	$(591)	$235	$(1,337)	$(28)

Other Services(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023	2024	2023
Net loss	$(3,108)	$(1,799)	$(3,461)	$(3,603)
Depreciation, amortization and accretion expense	849	2,186	1,867	4,535
Gains on disposal of assets, net	(360)	(473)	(1,296)	(691)
Stock based compensation	13	16	29	58
Interest expense and financing charges, net	183	245	381	478
Other expense, net	992	221	1,107	407
Provision for income taxes	2,196	50	2,788	538
Adjusted EBITDA	$765	$446	$1,415	$1,722
a.    Includes results for our aviation, equipment rentals, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 19. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and term credit facility and cash flows from operations, as well as the net proceeds received by Cobra relating to the PREPA receivable. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$10,266	$16,556
Revolving credit facility borrowing base	20,974	27,016
Less current and long-term debt - related parties	(49,269)	(45,000)
Less letter of credit facilities (environmental remediation)	(4,228)	(3,782)
Less letter of credit facilities (insurance programs)	(2,500)	(2,500)
Net working capital (less cash and current portion of long-term debt)(a)	151,957	297,816
Total	$127,200	$290,106
a.Net working capital (less cash) is a non-GAAP measure and, as of June 30, 2024, is calculated by subtracting total current liabilities of $103.3 million and cash and cash equivalents of $10.3 million from total current assets of $265.5 million. As of December 31, 2023, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $182.6 million and cash and cash equivalents of $16.6 million from total current assets of $496.9 million. Amounts include receivables due from PREPA of $188.4 million at June 30, 2024 and $402.3 million at December 31, 2023 and corresponding liabilities of $42.7 million at June 30, 2024 and $60.6 million at December 31, 2023. See “Capital Requirements and Sources of Liquidity” section below.

    As of August 7, 2024, we had cash on hand of $9.1 million and no outstanding borrowings under our new revolving credit facility and a borrowing base of $25.7 million, leaving an aggregate of $19.0 million of available borrowing capacity under this facility, after giving effect to $6.7 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net cash (used in) provided by operating activities	$(6,820)	$29,369	$40,528	$32,609
Net cash used in investing activities	(3,420)	(4,027)	(4,522)	(9,733)
Net cash used in financing activities	(1,499)	(28,240)	(49,988)	(31,323)
Effect of foreign exchange rate on cash	(16)	21	(50)	15
Net change in cash	$(11,755)	$(2,877)	$(14,032)	$(8,432)

Operating Activities

    Net cash used in operating activities was $6.8 million for the three months ended June 30, 2024, compared to net cash provided by operating activities of $29.4 million for the three months ended June 30, 2023. The decline in operating cash flows for the three months ended June 30, 2024 was primarily attributable to a decline in utilization for our well completion and natural sand proppant services.

Net cash provided by operating activities was $40.5 million for the six months ended June 30, 2024, compared to $32.6 million for the six months ended June 30, 2023. The increase in operating cash flows for the six months ended June 30, 2024 was primarily attributable to increased receipts on accounts receivable, including the receipt of $64.0 million from PREPA for the six months ended June 30, 2024, compared to $10.8 million from PREPA for the six months ended June 30, 2023, which was offset by a decline in utilization for our well completion and natural sand proppant services during the six months ended June 30, 2024.

Investing Activities

    Net cash used in investing activities was $3.4 million for the three months ended June 30, 2024, compared to $4.0 million for the three months ended June 30, 2023. Net cash used in investing activities was $4.5 million for the six months ended June 30, 2024, compared to $9.7 million for the six months ended June 30, 2023. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Well completion services(a)	$2,081	$4,348	4,738	10,120
Infrastructure services(b)	275	72	$963	$275
Drilling services(c)	85	—	87	—
Other(d)	196	—	342	—
Eliminations(e)	2,282	83	2,940	144
Total capital expenditures	$4,919	$4,503	$9,070	$10,539
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three and six months ended June 30, 2024 and 2023.
b.     Capital expenditures primarily for tooling and other equipment for the three and six months ended June 30, 2024 and 2023.
c.    Capital expenditures primarily for maintenance for our directional drilling assets for the three and six months ended June 30, 2024.
d.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the three and six months ended June 30, 2024.
e.    Eliminations primarily relate to upgrades to our pressure pumping fleet completed by our equipment manufacturing business.

Financing Activities

    Net cash used in financing activities was $1.5 million for the three months ended June 30, 2024, compared to $28.2 million for the three months ended June 30, 2023. Net cash used in financing activities for the three months ended June 30, 2024 was primarily attributable to payments on sale leaseback transactions of $1.0 million and principal payments on financing leases and equipment financing notes totaling $0.5 million. Net cash used in financing activities for the three months ended June 30, 2023 was primarily attributable to net payments on our revolving credit facility of $25.3 million.

Net cash used in financing activities was $50.0 million for the six months ended June 30, 2024, compared to $31.3 million for the six months ended June 30, 2023. Net cash used in financing activities for the six months ended June 30, 2024 was primarily attributable to payments on financing transactions of $46.8 million, payments on sale leaseback transactions of $2.1 million and principal payments on financing leases and equipment financing notes totaling $1.0 million. Net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to net payments on our revolving credit facility of $24.2 million, principal payment on financing leases and equipment financing notes of $3.8 million, principal payments on sale leaseback arrangements of $2.5 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount and $(0.1) million for the three and six months ended June 30, 2024 and a nominal amount for the three and six months ended June 30, 2023. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $162.2 million and $314.4 million at June 30, 2024 and December 31, 2023, respectively, including receivables due from PREPA of $188.4 million at June 30, 2024 and $402.3 million at December 31, 2023 and corresponding liabilities of $42.7 million at June 30, 2024 and $60.6 million at December 31, 2023. Our unrestricted cash balances were $10.3 million and $16.6 million at June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during a Financing Covenant Period (as defined in the new revolving credit facility).

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

If an event of default occurs under the new revolving credit facility or the new term credit facility, as applicable, and remains uncured, it could have a material adverse effect on our business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to us under the new revolving credit facility, (ii) could elect to increase the interest rate by (x) 200 basis points in connection with an event of default under the new revolving credit facility or (y) 300 basis points with respect to an event of default under the new term credit facility, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require us to apply all of our available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of our assets. The exercise of remedies under the new revolving credit facility and the new term credit facility are subject to the terms of an intercreditor agreement (the “intercreditor agreement”) between Fifth Third and Wexford and acknowledged by us and certain of our subsidiaries. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028. The new term credit facility is currently scheduled to mature on October 16, 2028. We intend to use a portion of the proceeds from the Settlement Agreement to pay off all of the outstanding amounts under its term credit facility, together with accrued and unpaid interest, and terminate the term credit facility.

There were no financial covenants applicable under the new revolving credit facility as of June 30, 2024 and December 31, 2023.

As of August 7, 2024, our borrowing base was $25.7 million and we had no outstanding borrowings under our new revolving credit facility, leaving an aggregate of $19.0 million of available borrowing capacity, after giving effect to $6.7 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of June 30, 2024 or to date.

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

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, the settlement proceeds under the
Settlement Agreement, operating cash flow and available borrowings under our credit facility and term loan facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

    However, our liquidity and future cash flows are subject to a number of variables, including receipt of payments from our customers, and the payments of the $188.4 million in aggregate settlement proceeds payable to us under the Settlement Agreement with PREPA relating to the PREPA receivable, which Settlement Agreement remains subject to approval by the Title III Court. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation included elsewhere in this report for additional information. We plan to use a portion of the $188.4 million in settlement proceeds to pay in full all of the outstanding amounts under our term credit facility, which had a balance of approximately $49.3 million as of June 30, 2024, as well as accrued and unpaid interest thereon, and terminate the term credit facility. The remaining settlement proceeds will be cash on our balance sheet to be used to invest back into our business and for general corporate purposes.

We have increased our 2024 capital expenditure estimate to approximately $12.0 million from the previously planned 2024 capital budget of $9.0 million in relation to upgrades to our pressure pumping fleet. Capital expenditures will ultimately be dependent upon industry conditions and our financial results. These capital expenditures include $10.0 million for our well completions segment, $1.0 million for our infrastructure segment and $1.0 million for our other businesses. During the six months ended June 30, 2024, our capital expenditures totaled $9.1 million.

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

Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. In the first half of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Current indications are that activity levels are expected to remain relatively flat in the second half of 2024, with potential for a ramp up in 2025. Additionally, the ongoing war in Ukraine and the recent Israel-Hamas war could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion services.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $10.3 million at June 30, 2024. We do not enter into investments for trading or speculative purposes.

     Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve (which increased its benchmark interest rate by an aggregate of 4.75 percentage points throughout 2022 and 2023, and may increase interest rates in the future), the supply and demand for credit and general economic conditions, plus an applicable margin. Interest under our new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%. At June 30, 2024, we had no outstanding borrowings under the new credit facility and $49.3 million outstanding under our term loan with an interest rate of 12.9%. Based on the outstanding borrowings under our term loan as of June 30, 2024, a 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.5 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2024, we had $2.2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.2 million as of June 30, 2024. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA under the Settlement Agreement totaling $188.4 million as of June 30, 2024. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

Inflation

    During the last two years, inflation in the U.S. reached some of the highest levels in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Throughout 2022 and early 2023, the Federal Reserve increased its benchmark interest rates by an aggregate of 4.75 percentage points in an effort to combat persistent inflation and has kept the federal funds rate in a range of 5.25% to 5.5%, the highest in 23 years, unchanged since July of 2023. Although inflation has recently moderated and the Federal Reserve is expected to begin lowering interest rates, there can be no assurance regarding the timing of any such interest rate cuts or their impact on inflation or any future price changes. If the inflationary pressures on our operating costs and capital expenditures persist, our business, results of operations and financial condition may be adversely affected.

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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 1, 2024. For a discussion of the recent trends and uncertainties impacting our business and risks associated with the recent Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions.”

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2024.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Release and Settlement Agreement, dated as of July 22, 2024, between Cobra Acquisitions LLC, the Puerto Rico Electric Power Authority and the Financial Oversight and Management Board for Puerto Rico.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	August 9, 2024	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	August 9, 2024	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer