Form 10-Q
period 2024-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2024-11-01
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 48,127,369 shares of common stock, $0.01 par value, outstanding.

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
•employee retention and competitive labor market;
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
•our ability to comply with the applicable financial covenants and other terms and conditions our revolving credit facility;
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
•our ability to receive, or delays in receiving, permits and governmental approvals, and to comply with applicable governmental laws and regulations;
•the failure to receive or delays in receiving the remaining payments under the settlement agreement with the Puerto Rico Electric Power Authority (“PREPA”);
•the outcome or settlement of our pending litigation matters discussed in this report on our financial condition and cash flows;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•sustained weakness in the natural gas basins in which we operate and adverse impact on demand for our well completion and natural sand proppant services;
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

v

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30,	December 31,
	2024	2023
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$4,165	$16,556
Restricted cash	2,000	7,742
Accounts receivable, net	232,032	447,202
Inventories	13,498	12,653
Prepaid expenses	2,912	12,181
Other current assets	581	591
Total current assets	255,188	496,925

Property, plant and equipment, net	109,394	113,905
Sand reserves, net	57,497	58,528
Operating lease right-of-use assets	5,010	9,551
Goodwill	9,214	9,214
Deferred income tax asset	—	1,844
Other non-current assets	6,675	8,512
Total assets	$442,978	$698,479
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$30,065	$27,508
Accrued expenses and other current liabilities	35,433	86,713
Accrued expenses and other current liabilities - related parties	—	1,241
Current operating lease liability	3,428	5,771
Income taxes payable	44,512	61,320
Total current liabilities	113,438	182,553

Long-term debt from related parties, net	49,009	42,809
Deferred income tax liabilities	2,272	628
Long-term operating lease liability	1,556	3,534
Asset retirement obligations	4,244	4,140
Other long-term liabilities	3,781	4,715
Total liabilities	174,300	238,379

COMMITMENTS AND CONTINGENCIES (Note 19)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,369 and 47,941,652 issued and outstanding at September 30, 2024 and December 31, 2023	481	479
Additional paid in capital	540,213	539,558
Accumulated deficit	(268,163)	(76,317)
Accumulated other comprehensive loss	(3,853)	(3,620)
Total equity	268,678	460,100
Total liabilities and equity	$442,978	$698,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE	(in thousands, except per share amounts)
Services revenue	$34,069	$54,025	$119,653	$221,140
Services revenue - related parties	1,037	252	1,171	841
Product revenue	4,909	10,682	13,908	34,729
Total revenue	40,015	64,959	134,732	256,710

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $4,495, $15,149, $8,394, and $30,426, respectively, for the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023)	34,468	45,082	107,914	178,905
Services cost of revenue - related parties	118	120	355	360
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,688, $4,105, $2,836, and $6,395, respectively, for the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023)	3,386	7,615	14,130	22,796
Selling, general and administrative (Note 12)	8,702	10,411	114,961	29,151
Depreciation, depletion, amortization and accretion	6,184	11,233	19,256	36,839
Gains on disposal of assets, net	(293)	(2,450)	(2,496)	(3,284)
Impairment of goodwill	—	1,810	—	1,810
Total cost and expenses	52,565	73,821	254,120	266,577
Operating loss	(12,550)	(8,862)	(119,388)	(9,867)

OTHER INCOME (EXPENSE)
Interest expense and financing charges, net	(8,088)	(2,876)	(15,730)	(9,385)
Interest expense and financing charges, net - related parties	(1,642)	—	(4,670)	—
Other (expense) income, net (Note 2)	(1,122)	14,088	(64,658)	31,051
Total other (expense) income, net	(10,852)	11,212	(85,058)	21,666
(Loss) income before income taxes	(23,402)	2,350	(204,446)	11,799
Provision (benefit) for income taxes	640	3,438	(12,600)	9,006
Net (loss) income	$(24,042)	$(1,088)	$(191,846)	$2,793

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively, for the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023)	125	(275)	(233)	(45)
Comprehensive (loss) income	$(23,917)	$(1,363)	$(192,079)	$2,748

Net (loss) income per share (basic) (Note 15)	$(0.50)	$(0.02)	$(3.99)	$0.06
Net (loss) income per share (diluted) (Note 15)	$(0.50)	$(0.02)	$(3.99)	$0.06
Weighted average number of shares outstanding (basic) (Note 15)	48,127	47,942	48,044	47,721
Weighted average number of shares outstanding (diluted) (Note 15)	48,127	47,942	48,044	47,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2024
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2024	48,127	$481	$(244,121)	$539,994	$(3,978)	292,376
Stock based compensation	—	—	—	219	—	219
Net loss	—	—	(24,042)	—	—	(24,042)
Other comprehensive income	—	—	—	—	125	125
Balance at September 30, 2024	48,127	$481	$(268,163)	$540,213	$(3,853)	$268,678

	Three Months Ended September 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at June 30, 2023	47,941	$479	$(69,273)	$539,121	$(3,611)	466,716
Stock based compensation	—	—	—	219	—	219
Net loss	—	—	(1,088)	—	—	(1,088)
Other comprehensive loss	—	—	—	—	(275)	(275)
Balance at September 30, 2023	47,941	$479	$(70,361)	$539,340	$(3,886)	$465,572

	Nine Months Ended September 30, 2024
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2023	47,941	$479	$(76,317)	$539,558	$(3,620)	$460,100
Stock based compensation	186	2	—	655	—	657
Net loss	—	—	(191,846)	—	—	(191,846)
Other comprehensive loss	—	—	—	—	(233)	(233)
Balance at September 30, 2024	48,127	$481	$(268,163)	$540,213	$(3,853)	$268,678

	Nine Months Ended September 30, 2023
					Accumulated
				Additional	Other
	Common Stock		Accumulated	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	1,119	—	1,127
Shares repurchased	(166)	(2)	—	(917)	—	(919)
Net income	—	—	2,793	—	—	2,793
Other comprehensive income	—	—	—	—	(45)	(45)
Balance at September 30, 2023	47,941	$479	$(70,361)	$539,340	$(3,886)	$465,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(191,846)	$2,793
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Stock based compensation	657	1,127
Depreciation, depletion, accretion and amortization	19,256	36,839
Amortization of debt origination costs	1,076	565
Change in provision for expected credit losses	171,108	(414)
Gains on disposal of assets	(2,496)	(3,284)
Gains from sales of equipment damaged or lost down-hole	(160)	(335)
Impairment of goodwill	—	1,810
Gain on sale of business	—	(2,080)
Deferred income taxes	3,488	(70)
Other	724	(273)
Changes in assets and liabilities:
Accounts receivable, net	43,107	1,445
Inventories	(845)	(2,896)
Prepaid expenses and other assets	9,252	8,990
Accounts payable	1,938	(7,537)
Accrued expenses and other liabilities	(3,796)	(19,679)
Accrued expenses and other liabilities - related parties	4,647	—
Income taxes payable	(16,809)	7,950
Net cash provided by operating activities	39,301	24,951

Cash flows from investing activities:
Purchases of property and equipment	(10,967)	(15,265)
Business divestitures, net of cash transferred	—	3,276
Proceeds from disposal of property and equipment	5,047	4,304
Net cash used in investing activities	(5,920)	(7,685)

Cash flows from financing activities:
Borrowings on long-term debt	—	168,800
Repayments of long-term debt	—	(183,291)
Payments on financing transaction (Note 9)	(46,837)	—
Payments on sale leaseback transaction	(3,206)	(3,711)
Principal payments on financing leases and equipment financing notes	(1,403)	(4,872)
Debt issuance costs	(37)	—
Other	—	(919)
Net cash used in financing activities	(51,483)	(23,993)
Effect of foreign exchange rate on cash	(31)	(28)
Net decrease in cash, cash equivalents and restricted cash	(18,133)	(6,755)
Cash, cash equivalents and restricted cash at beginning of period	24,298	17,282
Cash, cash equivalents and restricted cash at end of period	$6,165	$10,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,096	$8,951
Cash paid for income taxes, net of refunds received	$716	$788
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$5,888	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$3,964	$4,197
Right-of-use assets obtained for financing lease liabilities	$2,971	$507
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.’s infrastructure division provides engineering, design, construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completions, natural sand proppant and drilling services. Additionally, the Company provides aviation services, equipment rentals, remote accommodation services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. See
Note 11. Variable Interest Entities to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding these entities. All material intercompany accounts and transactions have been eliminated.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included its wholly-owned subsidiary Bison Trucking LLC (“Bison Trucking”) in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
its drilling services segment. The Company now presents Bison Trucking in the “All Other” reconciling column. See Note 20 for additional detail regarding our reporting segments. There was no impact on previously reported total assets, total liabilities, net (loss) income or equity for the periods presented.

Change in Accounting Estimate
The Company is party to sale leaseback agreements whereby it has the option to purchase the assets at the end of the lease terms. During the three months ended September 30, 2024, the Company changed its estimate of the purchase price at the end of a portion of the leases. The effect of this change in estimate for the three months ended September 30, 2024 was a decrease to net income of $7.1 million, or $0.15 per both basic and diluted share.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash as of September 30, 2024 consisted of amounts held by a current creditor as collateral for bonds. Restricted cash as of December 31, 2023 consisted of amounts held by our previous creditor as collateral for letters of credit and credit card program.

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

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $20.8 million, $11.4 million and $33.9 million, respectively. As discussed in more detail below, on July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). As a result of the Settlement Agreement, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the three months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA. These amounts are included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. Included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were interest charges of $136.8 million and $197.5 million, respectively. See below for a full description of the Settlement Agreement and its impact on the Company’s financial statements for the nine months ended September 30, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the changes in our allowance for expected credit losses for the year ended December 31, 2023 and the nine months ended September 30, 2024 (in thousands):

Balance, January 1, 2023	$3,587
Change in provision for expected credit losses	47
Recoveries of receivables previously charged to credit loss expense	(638)
Write-offs charged against the provision	(2,831)
Balance, December 31, 2023	165
Change in provision for expected credit losses	171,121
Recoveries of receivables previously charged to credit loss expense	(13)
Write-offs charged against the provision	(274)
Balance, September 30, 2024	$170,999

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $171.1 million and a nominal amount for the nine months ended September 30, 2024 and 2023, respectively. These additions were charged to credit loss expense and other expense based on the factors described above.

PREPA

On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in funds (the “Withheld FEMA Funds”) received from FEMA and considered payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed in Mammoth’s filings with the SEC (the “Specified Municipal Tax Claims”) and for which Cobra disputes any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds. Cobra’s allowed claim will be paid through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million (subject to providing one or more indemnity letters of credit) in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal.

The Settlement Agreement was approved by the Company’s Board of Directors on July 22, 2024, and was also approved by the PREPA Board and by the FOMB. On September 18, 2024, the Settlement Agreement was approved by the Title III Court overruling all objections thereto and an order was entered the same day (the “Settlement Order”). On October 1, 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico in connection with the Settlement Agreement with PREPA. Also on October 1, 2024, certain Puerto Rico municipalities and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Foreman Electric Services Inc. that had objected to approval of the Settlement Order each filed timely notices of appeal of the Settlement Order to the United States Court of Appeals for the First Circuit. None of the foregoing parties have sought a stay of the Settlement Order pending such appeals. Although the ultimate outcome of these appeals cannot be predicted with certainty, Cobra believes that the appeals are without merit.

On October 18, 2024, Cobra received a payment from PREPA totaling $18.4 million under the terms of the Settlement Agreement. In connection with the receipt of the $18.4 million from PREPA, Cobra instructed Fifth Third Bank, National Association (“Fifth Third Bank”) to issue a letter of credit to PREPA under the Reimbursement Agreement in the amount of $18.4 million and transferred a total of $19.3 million to a restricted cash account maintained by Fifth Third Bank as collateral for the letter of credit.

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

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at September 30, 2024 and December 31, 2023 and percentages of total revenues derived for the three and nine months ended September 30, 2024 and 2023:

	REVENUES				ACCOUNTS RECEIVABLE
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2024	2023	2024	2023	2024	2023
Customer A(a)	—%	8%	—%	11%	—%	—%
Customer B(b)	—%	—%	—%	—%	81%	90%
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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.2 million and $2.3 million during the three and nine months ended September 30, 2024 and did not have any deferred revenue related to shortfall payments. The Company did not recognize any shortfall revenue during the three and nine months ended September 30, 2023 and did not have any deferred revenue related to shortfall payments.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	530
Balance, December 31, 2023	663
Deduction for recognition of revenue	(58)
Deduction for rebate credit recognized	(506)
Increase for deferral of customer prepayments	1,043
Balance, September 30, 2024	$1,142

The Company did not have any contract assets as of September 30, 2024 or December 31, 2023.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company had unsatisfied performance obligations totaling $7.7 million, which will be recognized over the next 4 months.

4.    Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary Air Rescue Systems Corporation (“ARS”) for $3.3 million in cash. The Company recognized a gain of $2.1 million on the sale, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.
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

	September 30,	December 31,
	2024	2023
Supplies	$7,361	$6,757
Raw materials	661	872
Work in process	4,259	3,955
Finished goods	1,217	1,069
Total inventories	$13,498	$12,653

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		September 30,	December 31,
	Useful Life	2024	2023
Pressure pumping equipment	3-5 years	$251,363	$251,111
Drilling rigs and related equipment	3-15 years	97,372	97,207
Machinery and equipment	7-20 years	151,344	155,921
Buildings	15-39 years	37,789	40,869
Vehicles, trucks and trailers	5-10 years	90,051	92,257
Coil tubing equipment	4-10 years	7,237	6,954
Land	N/A	12,349	12,393
Land improvements	15 years or life of lease	10,090	10,066
Rail improvements	10-20 years	13,793	13,793
Other property and equipment(a)	3-12 years	15,303	15,171
		686,691	695,742
Deposits on equipment and equipment in process of assembly(b)		16,154	8,670
		702,845	704,412
Less: accumulated depreciation(c)		593,451	590,507
Total property, plant and equipment, net		$109,394	$113,905
a.    Included in Other property and equipment are costs of $3.1 million at each of September 30, 2024 and December 31, 2023, respectively, related to assets leased to customers under operating leases.
b.    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
c.    Includes accumulated depreciation of $2.6 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively, related to assets under operating leases.

Disposals
Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the unaudited condensed consolidated statements of cash flows. For each of the three and nine months ended September 30, 2024, proceeds from the sale of equipment damaged or lost down-hole were $0.3 million, and gains from the sale of equipment damaged or lost down-hole were $0.2 million. For each of the three and nine months ended September 30, 2023, proceeds from the sale of equipment damaged or lost down-hole were $0.4 million, and gains from the sale of equipment damaged or lost down-hole were $0.3 million.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” on the unaudited condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2024 and 2023, total cash and accrued proceeds from the sale of equipment were $0.6 million, $3.9 million, $3.1 million and $4.0 million, respectively, and gains from the sale or disposal of equipment were $0.3 million, $2.5 million, $2.4 million and $3.3 million, respectively.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion expense is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$5,229	$9,240	$17,522	$33,097
Amortization expense	193	193	580	583
Accretion and depletion expense	762	1,800	1,154	3,159
Depreciation, depletion, amortization and accretion	$6,184	$11,233	$19,256	$36,839

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 20) for the nine months ended September 30, 2024 and year ended December 31, 2023 are presented below (in thousands):

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
Balance as of September 30, 2024
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

The Company had the following finite lived intangible assets recorded, which are included in “other non-current assets” on the unaudited condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Trade names	7,730	7,730
Less: accumulated amortization - trade names	(7,397)	(6,817)
Intangible assets, net	$333	$913

Amortization expense for intangible assets was $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2024 and 2023, respectively. The original life of trade names is 10 years as of September 30, 2024 with a remaining weighted average useful life of 2.0 years.

Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Remainder of 2024	$124
2025	85
2026	85
2027	39
2028	—
Thereafter	—
$333

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.5 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method adjustments to its investment of $0.4 million and ($0.7) million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of comprehensive (loss) income.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	September 30,	December 31,
	2024	2023
State and local taxes payable	$13,260	$13,111
Sale-leaseback liability(a)	11,380	4,754
Accrued compensation and benefits	5,028	5,558
Financing leases	1,572	1,702
Insurance reserves	1,372	1,277
Deferred revenue	1,142	663
Financed insurance premiums(b)	—	9,807
Financing arrangement, net(c)	—	48,943
Other	1,679	2,139
Total accrued expenses and other current liabilities	$35,433	$87,954

Other Long-Term Liabilities
Financing leases	$3,592	$2,138
Sale-leaseback liability(a)	—	2,555
Other	189	22
Total other long-term liabilities	$3,781	$4,715
a.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms. The Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms. During the three months ended September 30, 2024, the Company changed its estimate of the purchase price at the end of a portion of the leases, resulting in a charge to interest expense and financing charges, net of $7.1 million.
b.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2023, the applicable interest rates associated with financed insurance premiums ranged from 6.60% to 7.05%.
c.On December 1, 2023, Cobra, as seller, and Mammoth, as guarantor, entered into the Assignment Agreement with SPCP Group. Under the terms and conditions of the Assignment Agreement, Cobra transferred to SPCP Group all of its rights, title and interest in $54.4 million of outstanding accounts receivable with PREPA. The Company elected the fair value option for measuring the liability. As of December 31, 2023, the fair value of the liability was approximately $48.9 million. On February 26, 2024, PREPA paid $50.6 million with respect to its outstanding receivable to Cobra. This amount was in addition to $13.4 million paid by PREPA in January 2024. Of the $64.0 million paid by PREPA in 2024, $9.6 million was paid to Cobra and $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement. Following such payment, all of Cobra’s and Mammoth’s obligations under the Assignment Agreement were fully extinguished and the Assignment Agreement was terminated effective as of February 28, 2024. See Note 19 for additional information regarding this transaction.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Debt
Debt included the following (in thousands):

	September 30,	December 31,
	2024	2023
Revolving credit facility	$—	$—
Term credit facility, including interest paid-in-kind	50,888	45,000
Unamortized debt issuance costs and discount	(1,879)	(2,191)
Total debt	49,009	42,809
Less: current portion	—	—
Total long-term debt	$49,009	$42,809

As of September 30, 2024 and December 31, 2023, there were deferred financing costs on our revolving credit facility totaling $2.9 million and $3.4 million, respectively, included in “other non-current assets” in the accompanying consolidated balance sheets.

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

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders, as may be subsequently amended (the “new revolving credit facility”). The new revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the new revolving credit facility are secured by the Company’s assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the new revolving credit facility. The new revolving credit facility also contains various affirmative and restrictive covenants. Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the new revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of September 30, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the new revolving credit facility is less than the greater of (i) 10% of total availability under the new revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of each of September 30, 2024 and the filing date of this report.

At September 30, 2024, the new revolving credit facility was undrawn, the borrowing base was $20.4 million, and there was $13.7 million of borrowing capacity under the facility, after giving effect to $6.7 million of outstanding letters of credit. At December 31, 2023, the new revolving credit facility was undrawn, the borrowing base was $27.0 million, and there was $20.7 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit.

On October 16, 2024, the Company entered into (i) an amendment to the new revolving credit agreement (the “Credit
Agreement Amendment”) and (ii) a letter of credit reimbursement agreement (the “Reimbursement Agreement”), each with Fifth Third Bank. The Credit Agreement Amendment, among other things, permits the transactions contemplated by the Reimbursement Agreement, including the issuance of one or more letters of credit to satisfy Cobra’s obligations under the Settlement Agreement relating to one or more indemnity letters of credit. The aggregate amount of all such letters of

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
credit shall not exceed $18.4 million. Under the terms of the Reimbursement Agreement, the Company agreed to hold cash funds totaling at least 105% of the stated amount of all letters of credit in an account maintained by Fifth Third Bank and to which Fifth Third Bank has a first priority security interest.

On October 18, 2024, Cobra received a payment from PREPA totaling $18.4 million under the terms of the Settlement Agreement. In connection with the receipt of the $18.4 million from PREPA, Cobra instructed Fifth Third Bank to issue a letter of credit to PREPA under the Reimbursement Agreement in the amount of $18.4 million and transferred a total of $19.3 million to a restricted cash account maintained by Fifth Third Bank as collateral for the letter of credit.

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “new term credit facility”). The new term credit was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The new term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility were secured by the Company’s assets, inclusive of the subsidiary companies. The new term credit facility contained various affirmative and restrictive covenants. Interest under the new term credit facility equaled the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder. As of September 30, 2024, borrowings outstanding under the new term credit facility bore interest at 12.9%.

In particular, under the new term credit facility, the Company was required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which will be used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

At September 30, 2024 and December 31, 2023, there were outstanding borrowings, including interest paid-in-kind, under the term credit facility of $50.9 million and $45.0 million, respectively.

In connection with the receipt of the first installment amount under the Settlement Agreement on October 1, 2024, the Company paid, in full, all amounts owed under the term credit facility, including the accrued and unpaid interest, in the aggregate amount of $50.9 million, and terminated the facility on October 2, 2024. In connection with the payoff of the term credit facility, Wexford waived the 1% early termination penalty.

If an event of default occurs under the new revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2024.

12.    Selling, General and Administrative Expense
    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash expenses:
Compensation and benefits	$3,173	$3,392	$10,394	$11,665
Professional services	3,503	4,684	9,016	10,889
Other(a)	1,775	2,105	5,249	5,884
Total cash SG&A expense	8,451	10,181	24,659	28,438
Non-cash expenses:
Change in provision for expected credit losses charged to bad debt expense(b)	32	11	89,645	(414)
Stock based compensation	219	219	657	1,127
Total non-cash SG&A expense	251	230	90,302	713
Total SG&A expense	$8,702	$10,411	$114,961	$29,151
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b.    Included in the nine months ended September 30, 2024 amounts is a charge of $89.2 million related to Cobra’s Settlement Agreement with PREPA. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation included elsewhere in this report for additional information.

13.    Income Taxes
The Company recorded income tax benefit of $12.6 million for the nine months ended September 30, 2024 compared to income tax expense of $9.0 million for the nine months ended September 30, 2023. The Company’s effective tax rates were 6% and 76% for the nine months ended September 30, 2024 and 2023, respectively.

The effective tax rates for the nine months ended September 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the nine months ended September 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

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

Lease expense consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,575	$1,928	$5,135	$5,568
Short-term lease expense	16	37	70	476
Finance lease expense:
Amortization of right-of-use assets	398	445	1,229	1,579
Interest on lease liabilities	95	38	212	135
Total lease expense	$2,084	$2,448	$6,646	$7,758

Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$5,010	$9,551
Current operating lease liability	3,428	5,771
Long-term operating lease liability	1,556	3,534
Finance leases:
Property, plant and equipment, net	$5,345	$3,966
Accrued expenses and other current liabilities	1,572	1,702
Other liabilities	3,592	2,138

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other supplemental information related to leases for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,521	$1,826	$4,904	$5,419
Operating cash flows from finance leases	95	38	212	135
Financing cash flows from finance leases	412	869	1,359	3,547
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50	$1,338	$136	$5,554
Finance leases	1,602	201	2,971	507

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	2.4 years	2.5 years
Finance leases	2.7 years	2.2 years
Weighted-average discount rate:
Operating leases	9.1%	8.7%
Finance leases	8.4%	6.3%

Maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$1,509	$489
2025	2,783	1,858
2026	726	2,141
2027	175	977
2028	15	192
Thereafter	467	265
Total lease payments	5,675	5,922
Less: Present value discount	691	758
Present value of lease payments	$4,984	$5,164

Subsequent to September 30, 2024, the Company entered into 14 additional finance leases for trucks. These agreements provide for aggregate fixed lease payments totaling $3.6 million with varying lease terms ranging from three to six years.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.5 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.4 million during the three and nine months ended September 30, 2023, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of comprehensive (loss) income.

15.    (Loss) Earnings Per Share

    Reconciliations of the components of basic and diluted net (loss) earnings per common share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(24,042)	$(1,088)	$(191,846)	$2,793
Weighted average common shares outstanding	48,127	47,942	48,044	47,721
Basic (loss) earnings per share	$(0.50)	$(0.02)	$(3.99)	$0.06

Diluted (loss) earnings per share:
Allocation of (loss) earnings:
Net (loss) income	$(24,042)	$(1,088)	$(191,846)	$2,793
Weighted average common shares, including dilutive effect(a)	48,127	47,942	48,044	47,973
Diluted (loss) earnings per share	$(0.50)	$(0.02)	$(3.99)	$0.06
a.    No incremental shares of potentially dilutive restricted stock awards were included for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.    Stock Based Compensation
On April 29, 2024, the Board of Directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), subject to stockholder approval, which approval was obtained at Mammoth’s 2024 Annual Meeting of Stockholders on June 12, 2024. The 2024 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan as of September 30, 2024. No new awards will be granted under the Company’s previous equity incentive plan after June 12, 2024.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2023	728,310	$1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested shares as of December 31, 2023	302,383	5.06
Granted	139,280	3.59
Vested	(185,717)	4.71
Forfeited	—	—
Unvested shares as of September 30, 2024	255,946	$4.52

As of September 30, 2024, there was $0.8 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

The total fair value of shares vested was $0.7 million and $4.1 million during the nine months ended September 30, 2024, and 2023, respectively. Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

18.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther Drilling Systems LLC (“Panther Drilling”), Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC (“El Toro”), Elk City Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment. For the three and nine months ended September 30, 2024 and 2023, revenue from related party transactions was $1.0 million, $1.2 million, $0.3 million and $0.8 million, respectively, and costs incurred from related party transactions was $0.1 million, $0.4 million, $0.1 million and $0.4 million, respectively. At September 30, 2024 and December 31, 2023, accounts receivable from related party transactions was $0.9 million and a nominal amount, respectively, which is included in accounts receivable, net on the unaudited consolidated balance sheet. At September 30, 2024 accounts payable for related party transactions was $0.1 million, which is included in accounts payable on the unaudited consolidated balance sheet. There was no accounts payable for related party transactions at December 31, 2023.

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

On October 16, 2023, the Company entered into a loan and security agreement with Wexford, an affiliate of Mammoth. Under this agreement, the Company had outstanding debt, including interest paid-in kind and net of debt discount and debt issuance costs, of $49.0 million and $42.8 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Company incurred interest expense under this agreement totaling $1.6 million and $4.7 million for the three and nine months ended September 30, 2024. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 10 for additional detail on the agreement with Wexford.

19.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of September 30, 2024.

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

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of September 30, 2024 and December 31, 2023, the workers’ compensation and automobile liability policies require a deductible per occurrence of up to $0.3 million and $0.1 million, respectively. As of September 30, 2024 and December 31, 2023, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million. The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of September 30, 2024 and December 31, 2023, accrued claims were $1.4 million and $1.3 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2024 and December 31, 2023, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. As of September 30, 2024 and December 31, 2023, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2022. At September 30, 2024 and December 31, 2023, accrued claims were $2.2 million and $1.8 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of September 30, 2024 and December 31, 2023 and no expense was recognized during the nine months ended September 30, 2024 or 2023 related to warranty claims. However, if warranty

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2024 and December 31, 2023, outstanding performance and payment bonds totaled $12.5 million and $10.0 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $5.3 million as of September 30, 2024. There were $0.1 million in outstanding bid bonds as of September 30, 2024 and $0.2 million in outstanding bid bonds as of December 31, 2023.

Litigation
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from FEMA or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in Withheld FEMA Funds received from FEMA and considered payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities for certain municipal tax claims discussed below and for which Cobra disputes any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds. Cobra’s allowed claim is payable through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the
Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the
Specified Municipalities, within ten business days of the filing of the notice of such appeal. In exchange for the settlement payments and conditioned upon the effectiveness and full implementation of the Settlement Agreement, Cobra has agreed to release and waive any further claim against PREPA under its two agreements with PREPA. Further, if PREPA pays the
Withheld FEMA Funds to Cobra following the notice of appeal described above, Cobra agreed to indemnify and hold
PREPA harmless, as well as to provide PREPA with one or more indemnity letters of credit, solely for any payment(s) PREPA is subsequently required to make pursuant to the Specified Municipalities on account of the Specified Municipal Tax Claims if such order is entered as a result of (i) any reversal on appeal of the settlement order with respect to the FEMA Withheld Funds and/or (ii) the Puerto Rico Court of First Instance or other court of competent jurisdiction enters such order after a diligent challenge by PREPA (including through enforcement of the order approving Settlement Agreement if in effect). Any such indemnity obligation will in no event exceed the amount of the Withheld FEMA Funds paid to and received by Cobra.

The Settlement Agreement was approved by the Company’s Board of Directors on July 22, 2024, and was also approved by the PREPA Board and by the FOMB. On September 18, 2024, the Settlement Agreement was approved by the Title III Court overruling all objections thereto and an order was entered the same day (the “Settlement Order”). On October 1, 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
connection with the Settlement Agreement with PREPA. Also on October 1, 2024, certain Puerto Rico municipalities and Foreman Electric Services Inc. that had objected to approval of the Settlement Order each filed timely notices of appeal of the Settlement Order to the United States Court of Appeals for the First Circuit. None of the foregoing parties have sought a stay of the Settlement Order pending such appeals. Although the ultimate outcome of these appeals cannot be predicted with certainty, Cobra believes that the appeals are without merit.

On October 18, 2024, Cobra received a payment from PREPA totaling $18.4 million under the terms of the Settlement Agreement. In connection with the receipt of the $18.4 million from PREPA, Cobra instructed Fifth Third Bank to issue a letter of credit to PREPA under the Reimbursement Agreement in the amount of $18.4 million and transferred a total of $19.3 million to a restricted cash account maintained by Fifth Third Bank as collateral for the letter of credit.

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

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth was required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, including the proceeds received by Cobra under the Assignment Agreement, to reduce outstanding borrowings under such term loan and security agreement. In connection with the Assignment Agreement, Wexford waived this requirement.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and nine months ended September 30, 2024 and 2023, the Company paid $0.5 million, $1.5 million, $0.4 million and $1.5 million, respectively, in contributions to the plan.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Reporting Segments
As of September 30, 2024, the Company’s revenues, income before income taxes and identifiable assets are primarily attributable to four reportable segments. The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of operating loss less impairment expense, as well as a qualitative basis, such as nature of the product and service offerings and types of customers.

As of September 30, 2024, the Company’s four reportable segments include well completion services (“Well Completion”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”) and drilling services (“Drilling”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada. During certain of the periods presented, the Drilling segment provided contract land and directional drilling services primarily in the Permian Basin and mid-continent region. During the three and nine months ended September 30, 2023, the Company included Bison Trucking in its Drilling segment. Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2023, the Company changed its presentation to move Bison Trucking to the reconciling column titled “All Other”. The results for the three and nine months ended September 30, 2023 have been retroactively adjusted to reflect these changes.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2024	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$2,124	$26,043	$4,909	$1,557	$5,382	$—	$40,015
Intersegment revenues	108	—	—	—	1,641	(1,749)	—
Total revenue	2,232	26,043	4,909	1,557	7,023	(1,749)	40,015
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	7,099	22,539	3,110	1,478	3,746	—	37,972
Intersegment cost of revenues	185	—	—	1	1,565	(1,751)	—
Total cost of revenue	7,284	22,539	3,110	1,479	5,311	(1,751)	37,972
Selling, general and administrative	887	5,557	1,211	230	817	—	8,702
Depreciation, depletion, amortization and accretion	2,546	626	1,688	587	737	—	6,184
Gains on disposal of assets, net	(60)	(41)	—	—	(192)	—	(293)
Operating (loss) income	(8,425)	(2,638)	(1,100)	(739)	350	2	(12,550)
Interest expense and financing charges, net	533	8,742	135	127	193	—	9,730
Other expense (income), net	1	1,491	3	—	(373)	—	1,122
(Loss) income before income taxes	$(8,959)	$(12,871)	$(1,238)	$(866)	$530	$2	$(23,402)

Three Months Ended September 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$20,166	$26,712	$10,633	$2,337	$5,111	$—	$64,959
Intersegment revenues	161	—	—	—	909	(1,070)	—
Total revenue	20,327	26,712	10,633	2,337	6,020	(1,070)	64,959
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	17,528	22,042	6,977	2,194	4,076	—	52,817
Intersegment cost of revenues	325	10	—	—	735	(1,070)	—
Total cost of revenue	17,853	22,052	6,977	2,194	4,811	(1,070)	52,817
Selling, general and administrative	1,579	6,495	1,224	215	898	—	10,411
Depreciation, depletion, amortization and accretion	3,971	1,557	2,836	1,114	1,755	—	11,233
Gains on disposal of assets, net	(2,016)	(311)	—	—	(123)	—	(2,450)
Impairment of goodwill	—	—	—	—	1,810	—	1,810
Operating loss	(1,060)	(3,081)	(404)	(1,186)	(3,131)	—	(8,862)
Interest expense and financing charges, net	774	1,647	117	117	221	—	2,876
Other income, net	—	(11,348)	(6)	—	(2,734)	—	(14,088)
(Loss) income before income taxes	$(1,834)	$6,620	$(515)	$(1,303)	$(618)	$—	$2,350

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2024	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$20,218	$82,514	$13,908	$2,804	$15,288	$—	$134,732
Intersegment revenues	331	—	27	—	5,005	(5,363)	—
Total revenue	20,549	82,514	13,935	2,804	20,293	(5,363)	134,732
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	25,533	68,704	13,540	3,683	10,939	—	122,399
Intersegment cost of revenues	638	26	—	4	4,695	(5,363)	—
Total cost of revenue	26,171	68,730	13,540	3,687	15,634	(5,363)	122,399
Selling, general and administrative	3,156	105,625	3,185	618	2,377	—	114,961
Depreciation, depletion, amortization and accretion	8,501	1,972	4,105	2,075	2,603	—	19,256
Loss (gains) on disposal of assets, net	85	(984)	(110)	—	(1,487)	—	(2,496)
Operating (loss) income	(17,364)	(92,829)	(6,785)	(3,576)	1,166	—	(119,388)
Interest expense and financing charges, net	1,624	17,417	408	377	574	—	20,400
Other expense, net	2	63,919	2	—	735	—	64,658
Loss before income taxes	$(18,990)	$(174,165)	$(7,195)	$(3,953)	$(143)	$—	$(204,446)

Nine Months Ended September 30, 2023	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
Revenue from external customers	$114,810	$83,308	$34,643	$6,501	$17,448	$—	$256,710
Intersegment revenues	400	—	25	—	1,743	(2,168)	—
Total revenue	115,210	83,308	34,668	6,501	19,191	(2,168)	256,710
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	93,158	67,810	21,905	6,035	13,153	—	202,061
Intersegment cost of revenues	1,029	29	—	26	1,084	(2,168)	—
Total cost of revenue	94,187	67,839	21,905	6,061	14,237	(2,168)	202,061
Selling, general and administrative	5,847	17,091	2,682	554	2,977	—	29,151
Depreciation, depletion, amortization and accretion	13,288	7,366	6,397	3,497	6,291	—	36,839
Gains on disposal of assets, net	(2,016)	(439)	(16)	—	(813)	—	(3,284)
Impairment of goodwill	—	—	—	—	1,810	—	1,810
Operating income (loss)	3,904	(8,549)	3,700	(3,611)	(5,311)	—	(9,867)
Interest expense and financing charges, net	2,527	5,361	422	376	699	—	9,385
Other expense (income), net	1	(28,713)	(12)	—	(2,327)	—	(31,051)
Income (loss) before income taxes	$1,376	$14,803	$3,290	$(3,987)	$(3,683)	$—	$11,799

	Well Completion	Infrastructure	Sand	Drilling	All Other	Eliminations	Total
As of September 30, 2024:
Total assets	$48,399	$251,697	$115,764	$12,287	$65,813	$(50,982)	$442,978
As of December 31, 2023:
Total assets	$50,965	$462,429	$121,162	$13,492	$69,005	$(18,574)	$698,479

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout the first three quarters of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower

U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. However, we recently activated one pressure pumping fleet and expect to activate a second pressure pumping fleet in the coming weeks. We believe activity will remain flat throughout the first half of 2025 and expect to see a ramp in activity in the second half of 2025 as several macroeconomic tailwinds are expected to materialize and support incremental natural gas production. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

In response to market conditions and reduced demand, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services.

Natural Sand Proppant Industry
    As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Although we experienced increased demand for our natural sand proppant services and more favorable pricing during the first nine months ended September 30, 2024 relative to the fourth quarter of 2023, activity has remained suppressed. We expect that this trend will continue into the fourth quarter of 2024.

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

Our average crew count declined slightly from approximately 83 crews throughout 2023 to approximately 77 crews during the nine months ended September 30, 2024. With the Infrastructure Investment and Jobs Act funds being released for infrastructure projects, we remain encouraged about the potential for growth in this sector. We are currently seeing an uptick in bidding opportunities related to engineering, fiber, and transmission and distribution, all of which are areas we believe we have differentiated and specialized capabilities. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds that PREPA was holding and considered payable to Cobra but for purported garnishments in this amount asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed elsewhere in this report and for which Cobra disputes any valid garnishment. Cobra’s allowed claim is payable through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal. As a result of the Settlement Agreement, we recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce our accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. On September 18, 2024, the Settlement Agreement was approved by the Title III Court overruling all objections thereto and an order was entered the same day (the “Settlement Order”). On October 1, 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico in connection with the Settlement Agreement with PREPA. Also on October 1, 2024, certain Puerto Rico municipalities and Foreman Electric Services Inc. that had objected to approval of the Settlement Order each filed timely notices of appeal of the Settlement Order to the United States Court of Appeals for the First Circuit. None of the foregoing parties have sought a stay of the Settlement Order pending such appeals. Although the ultimate outcome of these appeals cannot be predicted with certainty, Cobra believes that the appeals are without merit. On October 18, 2024, Cobra received a payment from PREPA totaling $18.4 million under the terms of the Settlement Agreement. In connection with the receipt of the $18.4 million from PREPA, Cobra instructed Fifth Third Bank to issue a letter of credit to PREPA under the Reimbursement Agreement in the amount of $18.4 million and transferred a total of $19.3 million to a restricted cash account maintained by Fifth Third Bank as collateral for the letter of credit. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation included elsewhere in this report for additional information.

We used a portion of the proceeds received from the first installment payment to pay, in full, all amounts owed under our term credit facility, including accrued and unpaid interest, and terminated the facility. The remaining settlement proceeds will be cash on our balance sheet to be used to invest back into our business and for general corporate purposes.

Third Quarter 2024 Financial Overview and Recent Developments

•Received the first two installment payments under the settlement agreement with PREPA, with $150 million paid to Cobra on October 1, 2024 and, subject to Cobra having provided the indemnity letter of credit to PREPA, $18.4 million paid to Cobra on October 18, 2024

•Paid, in full, all amounts owed under our term credit facility and terminated the facility on October 2, 2024

•Revenue for the third quarter of 2024 decreased by $25.0 million, or 38%, to $40.0 million from $65.0 million for the third quarter of 2023. The decrease in total revenue is primarily attributable to a decline in well completions services and natural sand proppant services revenue.

•Net loss for the third quarter of 2024 was $24.0 million, or $0.50 loss per diluted share, as compared to net loss of $1.1 million, or $0.02 loss per diluted share, for the third quarter of 2023. The increase in net loss is primarily attributable to declines in utilization for our well completion services and our natural sand proppant services, coupled with the recognition of interest on the PREPA receivable during the third quarter of 2023, while not recognizing any during the third quarter of 2024.

•Adjusted EBITDA (as defined and reconciled below) for the third quarter of 2024 was ($6.4) million as compared to $13.4 million for the third quarter of 2023. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Revenue:
Well completion services	$2,232	$20,327
Infrastructure services	26,043	26,712
Natural sand proppant services	4,909	10,633
Drilling services	1,557	2,337
Other services	7,023	6,020
Eliminations	(1,749)	(1,070)
Total revenue	40,015	64,959

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $2,546 and $3,970, respectively, for the three months ended September 30, 2024 and 2023)	7,284	17,853
Infrastructure services (exclusive of depreciation and amortization of $626 and $1,555, respectively, for the three months ended September 30, 2024 and 2023)	22,539	22,052
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,688 and $2,836, respectively, for the three months ended September 30, 2024 and 2023)	3,110	6,977
Drilling services (exclusive of depreciation and amortization of $587 and $1,114, respectively, for the three months ended September 30, 2024 and 2023)	1,479	2,194
Other services (exclusive of depreciation and amortization of $737 and $1,755, respectively, for the three months ended September 30, 2024 and 2023)	5,311	4,811
Eliminations	(1,751)	(1,070)
Total cost of revenue	37,972	52,817
Selling, general and administrative expenses	8,702	10,411
Depreciation, depletion, amortization and accretion	6,184	11,233
Gains on disposal of assets, net	(293)	(2,450)
Impairment of goodwill	—	1,810
Operating loss	(12,550)	(8,862)
Interest expense and financing charges, net	(9,730)	(2,876)
Other (expense) income, net	(1,122)	14,088
(Loss) income before income taxes	(23,402)	2,350
Provision for income taxes	640	3,438
Net loss	$(24,042)	$(1,088)

    Revenue. Revenue for the three months ended September 30, 2024 decreased $25.0 million, or 38%, to $40.0 million from $65.0 million for the three months ended September 30, 2023. The decrease in total revenue is primarily attributable to a decrease in utilization in our well completions services division as well as a decline in tons sold in our natural sand proppant services division during the three months ended September 30, 2024. Revenue by operating division was as follows:

    Well Completion Services. Well completion services division revenue decreased $18.1 million, or 89%, to $2.2 million for the three months ended September 30, 2024 from $20.3 million for the three months ended September 30, 2023. The decrease in our well completion services revenue was primarily driven by a decrease in pressure pumping services utilization due to the continued softness in the natural gas basins in which we operate. During the three months ended September 30, 2024, we had one pump down fleet active and no pressure pumping fleets active, as compared to an average utilization of 1.2 pressure pumping fleets during the three months ended September 30, 2023.

    Infrastructure Services. Infrastructure services division revenue decreased $0.7 million, or 3%, to $26.0 million for the three months ended September 30, 2024 from $26.7 million for the three months ended September 30, 2023. The decrease in revenue was primarily due to a decline in average crew count from 81 crews for the three months ended September 30, 2023 to 77 crews for the three months ended September 30, 2024. The decrease was partially offset by an increase in transmission revenue.

    Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $5.7 million, or 54%, to $4.9 million for the three months ended September 30, 2024 from $10.6 million for the three months ended September 30, 2023 primarily due to a 54% decrease in tons of sand sold from 352,276 tons for the three months ended September 30, 2023 to 163,297 tons for the three months ended September 30, 2024, coupled with a 24% decline in the average price per ton of sand sold from $30.18 per ton during the three months ended September 30, 2023 to $22.89 per ton during the three months ended September 30, 2024. The decrease was partially offset by $1.2 million of shortfall revenue recognized during the three months ended September 30, 2024.

Drilling Services. Drilling services division revenue decreased $0.7 million, or 30%, to $1.6 million for the three months ended September 30, 2024 as compared to $2.3 million for the three months ended September 30, 2023. The decrease is primarily due to decreased utilization for our directional drilling business from 37% for the three months ended September 30, 2023 to 28% for the three months ended September 30, 2024.

    Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased approximately $1.0 million, or 17%, to $7.0 million for the three months ended September 30, 2024, from $6.0 million for the three months ended September 30, 2023. Inter-segment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, was $1.6 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively.

On average, 222 rooms were utilized during the three months ended September 30, 2024 as compared to 128 for the three months ended September 30, 2023, resulting in an increase in remote accommodations revenue. An average of 249 pieces of equipment were rented to customers during the three months ended September 30, 2024, an increase of 19% from an average of 210 pieces of equipment rented to customers during the three months ended September 30, 2023.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $14.8 million from $52.8 million, or 81% of total revenue, for the three months ended September 30, 2023 to $38.0 million, or 95% of total revenue, for the three months ended September 30, 2024. The decrease is primarily due to a decline in activity in our well completions division. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $10.6 million, or 59%, to $7.3 million for the three months ended September 30, 2024 from $17.9 million for the three months ended September 30, 2023, primarily due to a decrease in utilization of our fleets. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $2.5 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, was 332% and 88% for the three months ended September 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.4 million, or 2%, to $22.5 million for the three months ended September 30, 2024 from $22.1 million for the three months ended September 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.6 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, was 87% and 83% for the three months ended September 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in storm restoration work.

    Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $3.9 million to $3.1 million for the three months ended September 30, 2024 from $7.0 million for the three months ended September 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $1.7 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively, was 63% and 66% for the three months ended September 30, 2024 and 2023, respectively. The decrease as a percentage of revenue is primarily due to declines in freight charges and repairs and maintenance expense.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $0.7 million, or 32%, to $1.5 million for the three months ended September 30, 2024 from $2.2 million for the three months ended September 30, 2023. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $0.6 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, was 94% and 96% for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to a decline in equipment rental expense.

    Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.5 million, or 10%, to $5.3 million for the three months ended September 30, 2024 from $4.8 million for the three months ended September 30, 2023 primarily due to increased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.7 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, was 76% and 80% for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to an increase in utilization for our rental equipment and remote accommodations businesses resulting in a lower ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses represent the costs associated with managing and supporting our operations. SG&A expense decreased $1.7 million, or 16%, to $8.7 million for the three months ended September 30, 2024 from $10.4 million for the three months ended September 30, 2023 primarily due to a decrease in professional service fees. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Cash expenses:
Compensation and benefits	$3,173	$3,392
Professional services	3,503	4,684
Other(a)	1,775	2,105
Total cash SG&A expense	8,451	10,181
Non-cash expenses:
Change in provision for expected credit losses	32	11
Stock based compensation	219	219
Total non-cash SG&A expense	251	230
Total SG&A expense	$8,702	$10,411
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $5.0 million, or 45%, to $6.2 million for the three months ended September 30, 2024 from $11.2 million for the three months ended September 30, 2023. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $0.3 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively.

Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill as of September 30, 2023. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value at September 30, 2023, resulting in impairment expense of $1.8 million for the three months ended September 30, 2023.

    Operating Loss. We reported operating loss of $12.6 million for the three months ended September 30, 2024 compared to $8.9 million for the three months ended September 30, 2023. The increase in operating loss is primarily due to a decline in activity for our well completions and natural sand proppant divisions.

    Interest Expense and financing charges, Net. Interest expense and financing charges, net increased $6.8 million, or 234%, to $9.7 million for the three months ended September 30, 2024 from $2.9 million for the three months ended September 30, 2023. The increase is primarily due to a $7.1 million charge incurred in relation to our sale leaseback agreements. See “—Liquidity and Capital Resources—Sale Leaseback Transactions” for additional information. The increase was slightly offset by a decline in average borrowings outstanding under our revolving credit facility.

    Other (Expense) Income, Net. Other expense was $1.1 million for the three months ended September 30, 2024 compared to other income of $14.1 million for the three months ended September 30, 2023. During the three months ended September 30, 2023, we recognized interest on delinquent accounts receivable totaling $11.4 million in relation to our outstanding receivable with PREPA.

    Income Taxes. We recorded income tax expense of $0.6 million on pre-tax loss of $23.4 million for the three months ended September 30, 2024 compared to $3.4 million on pre-tax income of $2.4 million for the three months ended September 30, 2023. Our effective tax rates were 3% and 146% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to changes in the valuation allowance as well as the mix of earnings between the United States and Puerto Rico and interest and penalties.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Revenue:
Well completion services	$20,549	$115,210
Infrastructure services	82,514	83,308
Natural sand proppant services	13,935	34,668
Drilling services	2,804	6,501
Other services	20,293	19,191
Eliminations	(5,363)	(2,168)
Total revenue	134,732	256,710

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $8,501 and $13,281, respectively, for the nine months ended September 30, 2024 and 2023)	26,171	94,187
Infrastructure services (exclusive of depreciation and amortization of $1,970 and $7,359, respectively, for the nine months ended September 30, 2024 and 2023)	68,730	67,839
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,105 and $6,395, respectively, for the nine months ended September 30, 2024 and 2023)	13,540	21,905
Drilling services (exclusive of depreciation of $2,074 and $3,497, respectively, for the nine months ended September 30, 2024 and 2023)	3,687	6,061
Other services (exclusive of depreciation and amortization of $2,603 and $6,289, respectively, for the nine months ended September 30, 2024 and 2023)	15,634	14,237
Eliminations	(5,363)	(2,168)
Total cost of revenue	122,399	202,061
Selling, general and administrative expenses	114,961	29,151
Depreciation, depletion, amortization and accretion	19,256	36,839
Gains on disposal of assets, net	(2,496)	(3,284)
Impairment of goodwill	—	1,810
Operating loss	(119,388)	(9,867)
Interest expense and financing charges, net	(20,400)	(9,385)
Other (expense) income, net	(64,658)	31,051
(Loss) income before income taxes	(204,446)	11,799
(Benefit) provision for income taxes	(12,600)	9,006
Net (loss) income	$(191,846)	$2,793

    Revenue. Revenue for the nine months ended September 30, 2024 decreased $122.0 million, or 48%, to $134.7 million from $256.7 million for the nine months ended September 30, 2023. The decrease in total revenue is primarily attributable to decreases in well completion services and natural sand proppant services revenue. Revenue by operating division was as follows:

Well Completion Services. Well completion services division revenue decreased $94.7 million, or 82%, to $20.5 million for the nine months ended September 30, 2024 from $115.2 million for the nine months ended September 30, 2023. Inter-segment revenues, consisting primarily of revenue derived from our sand segment, was $0.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The decrease in our well completion services revenue was primarily driven by a decrease in pressure pumping services utilization due to the continued softness in the natural gas basins in which we operate. The number of stages completed decreased 81% to 673 for the nine months ended September 30, 2024 from 3,551 for the nine months ended September 30, 2023. An average of 0.3 of our six fleets were active for the nine months ended September 30, 2024 as compared to an average of 2.1 fleets for the nine months ended September 30, 2023.

Infrastructure Services. Infrastructure services division revenue decreased marginally to $82.5 million for the nine months ended September 30, 2024 from $83.3 million for the nine months ended September 30, 2023. Average crew count was 77 crews for the nine months ended September 30, 2024 as compared to 85 crews for the nine months ended September 30, 2023. The decrease was offset by an increase in transmission, engineering, and materials revenue for the nine months ended September 30, 2024.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $20.8 million, or 60%, to $13.9 million for the nine months ended September 30, 2024, from $34.7 million for the nine months ended September 30, 2023. The decrease in our natural sand proppant services revenue was primarily due to a 60% decrease in tons of sand sold from approximately 1,127,556 tons for the nine months ended September 30, 2023 to approximately 449,574 tons for the nine months ended September 30, 2024, coupled with a 23% decrease in the average sales price per ton of sand sold from $30.44 per ton during the nine months ended September 30, 2023 to $23.32 per ton during the nine months ended September 30, 2024. The decrease was partially offset by $2.3 million of shortfall revenue recognized during the nine months ended September 30, 2024.

Drilling Services. Drilling services division revenue decreased $3.7 million, or 57%, to $2.8 million for the nine months ended September 30, 2024 from $6.5 million for the nine months ended September 30, 2023. The decrease in our drilling services revenue was primarily attributable to a decrease in utilization for our directional drilling business from 42% during the nine months ended September 30, 2023 to 19% during the nine months ended September 30, 2024, which was coupled with a decrease in pricing.

Other Services. Other services revenue, consisting of revenue derived from our aviation, equipment rental, remote accommodation and equipment manufacturing businesses, increased marginally to $20.3 million for the nine months ended September 30, 2024 from $19.2 million for the nine months ended September 30, 2023. Inter-segment revenue, consisting primarily of revenue derived from our infrastructure and well completion segments, totaled $5.0 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.

The increase in our other services revenue was primarily due to an increase in utilization for our remote accommodations business, which was offset by a decline in utilization for our equipment rental business. On average, 222 rooms were utilized during the nine months ended September 30, 2024 as compared to 181 for the nine months ended September 30, 2023. We rented an average of 228 pieces of equipment to customers during the nine months ended September 30, 2024, a decrease of 9% from an average of 250 pieces of equipment rented to customers during the nine months ended September 30, 2023.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $79.7 million from $202.1 million, or 79% of total revenue, for the nine months ended September 30, 2023 to $122.4 million, or 91% of total revenue, for the nine months ended September 30, 2024. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $68.0 million, or 72%, to $26.2 million for the nine months ended September 30, 2024 from $94.2 million for the nine months ended September 30, 2023. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $8.5 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively, was 128% and 82% for the nine months ended September 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $0.9 million, or 1%, to $68.7 million for the nine months ended September 30, 2024 from $67.8 million for the nine months ended September 30, 2023. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.0 million and $7.4 million, respectively, for the nine months ended September 30, 2024 and 2023 was 83% and 81% for the nine months ended September 30, 2024 and 2023, respectively.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $8.4 million, or 38%, from $21.9 million for the nine months ended September 30, 2023 to $13.5 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $4.1 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively, was 97% and 63% for the nine months ended September 30, 2024 and 2023, respectively. The increase in cost as a percentage of revenue is primarily due to a 60% decrease in tons sold and a 23% decrease in average sales price per ton.

Drilling Services. Drilling services division cost of revenue, exclusive of depreciation and amortization expense, decreased $2.4 million, or 39%, from $6.1 million for the nine months ended September 30, 2023 to $3.7 million for the nine months ended September 30, 2024. As a percentage of revenue, our drilling services division cost of revenue, exclusive of depreciation and amortization expense of $2.1 million and $3.5 million, for the nine months ended September 30, 2024 and 2023, respectively, was 132% and 94% for the nine months ended September 30, 2024 and 2023. The increase is primarily due to a decline in utilization of our directional drilling services, resulting in a higher ratio of fixed costs to variable costs.

Other Services. Other services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.4 million, or 10%, from $14.2 million for the nine months ended September 30, 2023 to $15.6 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.6 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively, was 77% and 74% for the nine months ended September 30, 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization for our equipment rental business, resulting in a higher ratio of fixed costs to variable costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the costs associated with managing and supporting our operations. SG&A expense increased $85.8 million, or 294%, to $115.0 million for the nine months ended September 30, 2024 from $29.2 million for the nine months ended September 30, 2023 primarily due to an increase in the provision for expected credit losses in connection with the Settlement Agreement with PREPA. The table below presents a breakdown of SG&A expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash expenses:
Compensation and benefits	$10,394	$11,665
Professional services	9,016	10,889
Other(a)	5,249	5,884
Total cash SG&A expenses	24,659	28,438
Non-cash expenses:
Change in provision for expected credit losses(b)	89,645	(414)
Stock based compensation	657	1,127
Total non-cash SG&A expenses	90,302	713
Total SG&A expenses	$114,961	$29,151
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.    The Company recognized an $89.2 million charge in relation to the Settlement Agreement with PREPA during the nine months ended September 30, 2024.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $17.5 million to $19.3 million for the nine months ended September 30, 2024 from $36.8 million for the nine months ended September 30, 2023. The decrease is primarily attributable to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $2.5 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill as of September 30, 2023. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value at September 30, 2023, resulting in impairment expense of $1.8 million for the nine months ended September 30, 2023.

    Operating Loss. We reported an operating loss of $119.4 million for the nine months ended September 30, 2024 compared to $9.9 million for the nine months ended September 30, 2023. The increased operating loss was primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the nine months ended September 30, 2024 in relation to the Settlement Agreement with PREPA. The increased loss was coupled with reduced utilization across our well completions and natural sand proppant divisions, and partially offset by a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense and financing charges, Net. Interest expense and financing charged, net increased $11.0 million, or 117%, to $20.4 million for the nine months ended September 30, 2024 from $9.4 million for the nine months ended September 30, 2023. The increase is primarily due to a $7.1 million charge incurred in relation to our sale leaseback agreements coupled with a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group. See “—Liquidity and Capital Resources—Sale Leaseback Transactions” and “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other (Expense) Income, Net. We recognized other expense, net of $64.7 million during the nine months ended September 30, 2024 compared to other income of $31.1 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, we recognized interest on delinquent accounts receivable totaling $20.8 million and $33.9 million, respectively, in relation to our outstanding receivable with PREPA. In July 2024, Cobra entered into the Settlement Agreement with PREPA resulting in a charge to interest on delinquent accounts receivable totaling $81.5 million during the nine months ended September 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA.

    Income Taxes. We recorded income tax benefit of $12.6 million on pre-tax loss of $204.4 million for the nine months ended September 30, 2024 compared to an income tax expense of $9.0 million on pre-tax income of $11.8 million for the nine months ended September 30, 2023. Our effective tax rate was 6% for the nine months ended September 30, 2024 compared to 76% for the nine months ended September 30, 2023. The effective tax rates for the nine months ended September 30, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the nine months ended September 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net (loss) income before depreciation, depletion, amortization and accretion, gains (losses) on disposal of assets, impairment of goodwill, stock based compensation, interest expense and financing charges, net, other income (expense), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(24,042)	$(1,088)	$(191,846)	$2,793
Depreciation, depletion, amortization and accretion expense	6,184	11,233	19,256	36,839
Gains on disposal of assets, net	(293)	(2,450)	(2,496)	(3,284)
Impairment of goodwill	—	1,810	—	1,810
Stock based compensation	219	219	657	1,127
Interest expense and financing charges, net	9,730	2,876	20,400	9,385
Other expense (income), net	1,122	(14,088)	64,658	(31,051)
Provision (benefit) for income taxes	640	3,438	(12,600)	9,006
Interest on trade accounts receivable	—	11,443	(60,686)	33,897
Adjusted EBITDA	$(6,440)	$13,393	$(162,657)	$60,522

Well Completion Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(8,959)	$(1,834)	$(18,990)	$1,376
Depreciation and amortization expense	2,546	3,971	8,501	13,288
(Gains) losses on disposal of assets, net	(60)	(2,016)	85	(2,016)
Stock based compensation	33	64	122	451
Interest expense and financing charges, net	533	774	1,624	2,527
Other expense, net	1	—	2	1
Adjusted EBITDA	$(5,906)	$959	$(8,656)	$15,627

Infrastructure Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(13,500)	$3,239	$(158,767)	$6,392
Depreciation and amortization expense	626	1,557	1,972	7,366
Gains on disposal of assets, net	(41)	(311)	(984)	(439)
Stock based compensation	124	99	364	436
Interest expense and financing charges, net	8,742	1,647	17,417	5,361
Other expense (income), net	1,491	(11,348)	63,919	(28,713)
Provision (benefit) for income taxes	629	3,381	(15,398)	8,411
Interest on trade accounts receivable	—	11,443	(60,686)	33,897
Adjusted EBITDA	$(1,929)	$9,707	$(152,163)	$32,711

Natural Sand Proppant Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2024	2023
Net (loss) income	$(1,238)	$(515)	$(7,195)	$3,290
Depreciation, depletion, amortization and accretion expense	1,688	2,836	4,105	6,397
Gains on disposal of assets, net	—	—	(110)	(16)
Stock based compensation	39	37	109	149
Interest expense and financing charges, net	135	117	408	422
Other expense (income), net	3	(6)	2	(12)
Adjusted EBITDA	$627	$2,469	$(2,681)	$10,230

Drilling Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023	2024	2023
Net loss	$(866)	$(1,303)	$(3,953)	$(3,987)
Depreciation expense	587	1,114	2,075	3,497
Stock based compensation	5	5	15	18
Interest expense and financing charges, net	127	117	377	376
Adjusted EBITDA	$(147)	$(67)	$(1,486)	$(96)

Other Services(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net income (loss) to Adjusted EBITDA:	2024	2023	2024	2023
Net income (loss)	$519	$(675)	$(2,941)	$(4,278)
Depreciation, amortization and accretion expense	737	1,755	2,603	6,291
Gains on disposal of assets, net	(192)	(123)	(1,487)	(813)
Impairment of goodwill	—	1,810	—	1,810
Stock based compensation	18	14	47	73
Interest expense and financing charges, net	193	221	574	699
Other (income) expense, net	(373)	(2,734)	735	(2,327)
Provision for income taxes	11	57	2,798	595
Adjusted EBITDA	$913	$325	$2,329	$2,050
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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$4,165	$16,556
Revolving credit facility borrowing base	20,444	27,016
Less current and long-term debt - related parties	(50,888)	(45,000)
Less letter of credit facilities (environmental remediation)	(4,228)	(3,782)
Less letter of credit facilities (insurance programs)	(2,500)	(2,500)
Net working capital (less cash and current portion of long-term debt)(a)	137,585	297,816
Total	$104,578	$290,106
a.Net working capital (less cash) is a non-GAAP measure and, as of September 30, 2024, is calculated by subtracting total current liabilities of $113.4 million and cash and cash equivalents of $4.2 million from total current assets of $255.2 million. As of December 31, 2023, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $182.6 million and cash and cash equivalents of $16.6 million from total current assets of $496.9 million. Amounts include receivables due from PREPA of $188.4 million at September 30, 2024 and $402.3 million at December 31, 2023 and corresponding liabilities of $43.3 million at September 30, 2024 and $60.6 million at December 31, 2023. See “Capital Requirements and Sources of Liquidity” section below.

    As of October 30, 2024, we had unrestricted cash on hand of $86.2 million and no outstanding borrowings under our new revolving credit facility and a borrowing base of $18.2 million, leaving an aggregate of $11.5 million of available borrowing capacity under this facility, after giving effect to $6.7 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net cash (used in) provided by operating activities	$(1,229)	$(7,657)	$39,301	$24,951
Net cash (used in) provided by investing activities	(1,398)	2,048	(5,920)	(7,685)
Net cash (used in) provided by financing activities	(1,495)	7,330	(51,483)	(23,993)
Effect of foreign exchange rate on cash	21	(44)	(31)	(28)
Net change in cash	$(4,101)	$1,677	$(18,133)	$(6,755)

Operating Activities

    Net cash used in operating activities was $1.2 million for the three months ended September 30, 2024, compared to net cash used in operating activities of $7.7 million for the three months ended September 30, 2023. The increase in operating cash flows for the three months ended September 30, 2024 was primarily attributable to increased receipts on accounts receivable.

Net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2024, compared to $25.0 million for the nine months ended September 30, 2023. The increase in operating cash flows for the nine months ended September 30, 2024 was primarily attributable to increased receipts on accounts receivable, including the receipt of $64.0 million from PREPA for the nine months ended September 30, 2024, compared to $13.6 million from PREPA for the nine months ended September 30, 2023, which was offset by a decline in utilization for our well completion and natural sand proppant services during the nine months ended September 30, 2024.

Investing Activities

    Net cash used in investing activities was $1.4 million for the three months ended September 30, 2024, compared to net cash provided by investing activities of $2.0 million for the three months ended September 30, 2023. Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2024, compared to $7.7 million for the nine months ended September 30, 2023. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment.

The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Well completion services(a)	$3,812	$4,651	$8,549	$14,762
Infrastructure services(b)	88	69	1,051	344
Drilling services(c)	15	98	102	97
Other(d)	323	72	665	82
Eliminations(e)	(2,341)	(165)	600	(20)
Total capital expenditures	$1,897	$4,725	$10,967	$15,265
a.     Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three and nine months ended September 30, 2024 and 2023.
b.     Capital expenditures primarily for tooling and other equipment for the three and nine months ended September 30, 2024 and 2023.
c.    Capital expenditures primarily for maintenance for our directional drilling assets for the three and nine months ended September 30, 2024.
d.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the three and nine months ended September 30, 2024.
e.    Eliminations primarily relate to upgrades to our pressure pumping fleet completed by our equipment manufacturing business.

Financing Activities

    Net cash used in financing activities was $1.5 million for the three months ended September 30, 2024, compared to net cash provided by financing activities of $7.3 million for the three months ended September 30, 2023. Net cash used in financing activities for the three months ended September 30, 2024 was primarily attributable to payments on sale leaseback transactions of $1.1 million and principal payments on financing leases and equipment financing notes totaling $0.4 million. Net cash provided by financing activities for the three months ended September 30, 2023 was primarily attributable to net borrowings on our revolving credit facility of $9.7 million, partially offset by payments on sale leaseback transactions of $1.3 million and principal payments on financing leases and equipment financing notes totaling $1.1 million.

Net cash used in financing activities was $51.5 million for the nine months ended September 30, 2024, compared to $24.0 million for the nine months ended September 30, 2023. Net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to payments on financing transactions of $46.8 million, payments on sale leaseback transactions of $3.2 million and principal payments on financing leases and equipment financing notes totaling $1.4 million. Net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to net payments on our revolving credit facility of $14.5 million, principal payment on financing leases and equipment financing notes of $4.9 million, principal payments on sale leaseback arrangements of $3.7 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for the three and nine months ended September 30, 2024 and a nominal amount for the three and nine months ended September 30, 2023. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $141.8 million and $314.4 million at September 30, 2024 and December 31, 2023, respectively, including receivables due from PREPA of $188.4 million at September 30, 2024 and $402.3 million at

December 31, 2023 and corresponding liabilities of $43.3 million at September 30, 2024 and $60.6 million at December 31, 2023. Our unrestricted cash balances were $4.2 million and $16.6 million at September 30, 2024 and December 31, 2023, respectively.

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

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders (“Fifth Third Bank”), as may be subsequently amended (the “new revolving credit facility”). The new revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the new revolving credit facility are secured by our assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the new revolving credit facility. The new revolving credit facility also contains various affirmative and restrictive covenants. Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the new revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of September 30, 2024 and December 31, 2023, the financial covenant under the new revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the new revolving credit facility is less than the greater of (i) 10% of total availability under the new revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of each of September 30, 2024 and the filing date of this report.

On October 16, 2024, the Company entered into (i) an amendment to the new revolving credit agreement (the “Credit Agreement Amendment”) and (ii) a letter of credit reimbursement agreement (the “Reimbursement Agreement”), each with Fifth Third Bank. The Credit Agreement Amendment, among other things, permits the transactions contemplated by the Reimbursement Agreement, including the issuance of one or more letters of credit to satisfy Cobra’s obligations under the Settlement Agreement relating to one or more indemnity letters of credit. The aggregate amount of all such letters of credit shall not exceed $18.4 million. Under the terms of the Reimbursement Agreement, the Company agreed to hold cash funds totaling at least 105% of the stated amount of all letters of credit in an account maintained by Fifth Third Bank and to which Fifth Third Bank has a first priority security interest.

On October 18, 2024, Cobra received a payment from PREPA totaling $18.4 million under the terms of the Settlement Agreement. In connection with the receipt of the $18.4 million from PREPA, Cobra instructed Fifth Third Bank to issue a letter of credit to PREPA under the Reimbursement Agreement in the amount of $18.4 million and transferred a total of $19.3 million to a restricted cash account maintained by Fifth Third Bank as collateral for the letter of credit.

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company (the “new term credit facility”). The new term credit facility was approved by the audit committee of our board of directors, consisting entirely of independent directors, as a transaction with a related party.

The new term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the new term credit facility were secured by our assets, inclusive of the subsidiary companies. The new term credit facility also contained various affirmative and restrictive covenants. Interest under the new term credit facility equaled the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%; provided that we may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder.

In particular, under the new term credit facility, we were required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the new term credit facility, which were used to reduce outstanding borrowings under the new term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

In connection with the receipt of the first installment amount under the Settlement Agreement on October 1, 2024, the Company paid, in full, all amounts owed under the term credit facility, including the accrued and unpaid interest, in the aggregate amount of $50.9 million, and terminated the facility on October 2, 2024. In connection with the payoff of the term credit facility, Wexford waived the 1% early termination penalty.

If an event of default occurs under the new revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The new revolving credit facility is currently scheduled to mature on the earlier of (x) July 17, 2028, unless the indebtedness under the new term credit facility is refinanced in accordance with terms of the intercreditor agreement, and (y) October 16, 2028.

There were no financial covenants applicable under the new revolving credit facility as of September 30, 2024 and December 31, 2023.

As of October 30, 2024, our borrowing base was $18.2 million and we had no outstanding borrowings under our new revolving credit facility, leaving an aggregate of $11.5 million of available borrowing capacity, after giving effect to $6.7 million of outstanding letters of credit and the requirement to maintain the reserves specified in the new revolving credit facility out of the available borrowing capacity.

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

In connection with the entry into the Assignment Agreement, Mammoth and Cobra obtained the required consents from lenders under the Company’s revolving credit facility with Fifth Third Bank and the Company’s term loan and security agreement with Wexford. Further, under the term loan and security agreement with Wexford, Mammoth was required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim proceeds, including the proceeds received by Cobra under the Assignment Agreement, to reduce outstanding borrowings under such term loan and security agreement. In connection with the Assignment Agreement, Wexford waived this requirement.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of September 30, 2024 or to date.

Sale Leaseback Transactions
On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term. We recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms. During the three months ended September 30, 2024, the Company changed its estimate of the purchase price at the end of a portion of the leases, resulting in a charge to interest expense and financing charges, net of $7.1 million.

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

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, including the cash payments received to date under the Settlement Agreement with PREPA, operating cash flow and available borrowings under our currently undrawn credit facility will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

We have increased our 2024 capital expenditure estimate to approximately $23.0 million from the previously planned 2024 capital budget of $12.0 million as a result of the receipt of the first installment payment from PREPA in the amount of
$150.0 million. Capital expenditures will ultimately be dependent upon industry conditions, demand for our services and our financial and operating results. Our total increased 2024 capital expenditures contemplate $10.0 million for our well completions segment, $12.0 million for our infrastructure segment and $1.0 million for our other businesses. During the nine months ended September 30, 2024, our capital expenditures totaled $11.0 million.

Also, as noted above in this report, in response to market conditions and reduced demand, we have (i) temporarily shut down certain of our oilfield service offerings, including coil tubing, pressure control, flowback, crude oil hauling, cementing, acidizing and land drilling services, (ii) idled certain facilities, including our sand processing plant in Pierce County, Wisconsin and (iii) reduced our workforce across all of our operations. We continue to monitor market conditions to determine if and when we will recommence these services and operations and increase our workforce. Any such recommencement and expansion will further increase our liquidity requirements in advance of revenue generation.

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

Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout the first three quarters of 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Activity levels have begun to ramp up in the fourth quarter of 2024, with potential for increased activity currently anticipated in the second half of 2025. Additionally, the ongoing war in Ukraine and the recent Israel-Hamas war could continue to have an adverse impact on the global energy markets and volatility of commodity prices, which could further adversely impact demand for our well completion and natural sand proppant services.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $4.2 million at September 30, 2024. We do not enter into investments for trading or speculative purposes.

     Interest under the new revolving credit facility equals the Tranche Rate (as defined in the new revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve the supply and demand for credit and general economic conditions, plus an applicable margin. Interest under our new term credit facility equals the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%. At September 30, 2024, we had no outstanding borrowings under the new credit facility and $50.9 million outstanding under our term loan with an interest rate of 12.9%. Based on the outstanding borrowings under our term loan as of September 30, 2024, a 1% increase or decrease in the interest rate would have increased or decreased our interest expense by approximately $0.5 million per year. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2024, we had $2.7 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.3 million as of September 30, 2024. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, with respect to our PREPA receivables outstanding as of September 30, 2024, we have since received two installment payments from PREPA in the aggregate amount of $168.4 million under the Settlement Agreement, with an additional $20.0 million payable following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 19. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

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

Inflation

    During the last two years, inflation in the U.S. reached some of the highest levels in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Although inflation has recently moderated and the Federal Reserve has begun lowering interest rates, there can be no assurance regarding the timing of any such interest rate cuts or their impact on inflation or any future price changes. If the inflationary pressures on our operating costs and capital expenditures persist, our business, results of operations and financial condition may be adversely affected.

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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the third quarter ended September 30, 2024.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Credit Agreement Amendment, dated as of October 16, 2024, by and between the Company and Fifth Third Bank, National Association.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	November 1, 2024	By:	/s/ Arty Straehla
Arty Straehla
Chief Executive Officer

Date:	November 1, 2024	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer