Form 10-K
period 2024-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2025-03-07
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $78.9 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 5, 2025, there were 48,127,369 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mammoth Energy Services, Inc.’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
•our ability to comply with the applicable financial covenants and other terms and conditions under our revolving credit facility;
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
•the failure to receive or delays in receiving the remaining payment under the settlement agreement with the Puerto Rico Electric Power Authority, or PREPA;
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
•changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S., and uncertainty regarding the same;
•extreme weather conditions, wild fires and other natural disasters in areas where we provide our services;
•access to and restrictions on use of sourced or produced water;
•advances in technology;
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
v

PART I.

Item 1. Business

Overview

     We are an integrated, growth-oriented energy services company focused on providing products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserve as well as the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services businesses. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes well completion services, infrastructure services, natural sand proppant services and other services. Our well completion services division provides hydraulic fracturing and sand hauling services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. In addition to these service divisions, we also provide directional drilling services, aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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
•Southeastern New Mexico;
•The Barnett Shale in Texas;
•The Granite Wash and Mississippi Shale in Oklahoma and Texas;
•The Cana Woodford and Woodford Shales and the Cleveland Sand in Oklahoma;
•Southern California; and
•The oil sands in Alberta, Canada.

    Our operational division heads have an extensive track record in the oilfield service and infrastructure businesses with an average of over 32 years of oilfield services experience and over 27 years of infrastructure services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our well completion, natural sand proppant and other services to a diversified range of both public and private independent oil and natural gas producers and our infrastructure services to private utilities, public investor owned utilities, or IOUs, and cooperatives, or Co-Ops.

Our Services

    Our revenues, operating income (loss) and identifiable assets are primarily attributable to three reportable segments: well completion services, infrastructure services and natural sand proppant services.

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

    We own and operate fleets of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of a high-pressure hydraulic pump, an engine, a transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flat-bed trailer. As of December 31, 2024, our pressure pumping business included six high-pressure fleets consisting of an aggregate 128 high-pressure fracturing units with pump nameplate capacity of 310,000 horsepower. Two of our six pressure pumping fleets were staffed and providing services in the northeast region as of December 31, 2024. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—Oil and Natural Gas Industry” for additional information.

    Sand Hauling. Our sand hauling services provide last-mile trucking and logistics services for proppant used in completion activities in the Utica Shale and SCOOP/STACK. As of December 31, 2024, we owned a fleet of 39 trucks.

Water Transfer. During the periods discussed in this report, we provided water transfer services primarily for completion activities in the mid-continent region. During the fourth quarter of 2024, we idled these operations. As of December 31, 2024, we owned 95 water transfer pumps and 84 miles of layflat hose.

    Master Services Agreements. We contract with most of our well completion customers under master service agreements, or MSAs. Generally, our MSAs, including those relating to our hydraulic fracturing services, specify payment terms, audit rights and insurance requirements and allocate certain operational risks through indemnity and similar provisions.

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

Our average crew count declined slightly from approximately 83 crews throughout 2023 to approximately 79 crews throughout 2024. With the Infrastructure Investment and Jobs Act funds being released for infrastructure projects, we remain encouraged about the potential for growth in this sector. We are currently seeing an uptick in bidding opportunities related to engineering, fiber, and transmission and distribution, all of which are areas we believe we have differentiated and specialized capabilities. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

We work for multiple private utilities, public IOUs and Co-Ops primarily across the northeastern, southwestern, midwestern and western portions of the United States. We believe that we are well-positioned to compete for new projects due to the experience of our infrastructure management team, combined with our vertically integrated service offerings. We are seeking to leverage this experience and our service offerings to grow our customer base and increase our revenues in the continental United States over the coming years.

Settlement Agreement with PREPA

Since we commenced operations in this line of business, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from the Puerto Rico Electric Power Authority, or PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in funds (the “Withheld FEMA Funds”) received from FEMA and considered payable to Cobra but had been withheld due to garnishments asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed in Mammoth’s filings with the SEC (the “Specified Municipal Tax Claims”) and for which Cobra disputed any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (“FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds. Cobra’s allowed claim will be paid through three installments: (i) $150.0 million on the later of (A) ten business days following approval of the Settlement Agreement by the Title III Court and (B) August 31, 2024; (ii) $20.0 million within seven days following the effective date of PREPA’s plan of adjustment; and (iii) $18.4 million (subject to providing one or more indemnity letters of credit) in the Withheld FEMA Funds within either (A) ten business days after the deadline for appealing the entry of the settlement order by the Title III Court under the applicable bankruptcy rules of procedure if no such appeal is filed, or (B) if the provisions of the settlement order allowing PREPA to release the Withheld FEMA Funds to Cobra without retaining any liability to the Specified Municipalities are appealed by the Specified Municipalities, within ten business days of the filing of the notice of such appeal.

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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the consolidated statements of comprehensive (loss) income, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the consolidated statements of comprehensive (loss) income. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and Note 20. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for more information.

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

Other Services

    We also offer a variety of other services including directional drilling services, aviation services, equipment rental services, remote accommodation services and equipment manufacturing services. Additionally, previously we offered contract land drilling services, rig moving services, coil tubing services, pressure control services, flowback services, crude oil hauling services, cementing services and acidizing services.

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

    As of December 31, 2024, we owned four MWD kits and one EM kit used in vertical, horizontal and directional drilling applications, 89 mud motors, nine air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Utica Shale, Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Aviation Services. Our aviation services include leasing helicopters to customers for use primarily in the electrical utility industry. Additionally, we provide helicopter training and response services. As of December 31, 2024, we owned two helicopters.

    Equipment Rentals. Our equipment rental services provide a wide range of oilfield related equipment used in drilling, flowback and hydraulic fracturing services. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in the Permian Basin, Utica Shale and Marcellus Shale.

    Remote Accommodations. Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2024, we had a capacity of 764 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 152 of which are available to be leased as rental equipment to a third party. On average, 216 rooms were utilized per night during the year ended December 31, 2024.

    Equipment Manufacturing. Our equipment manufacturing operations, which are located at our facility in Oklahoma, have primarily served our internal needs for our pressure pumping, water transfer, equipment rental and infrastructure businesses, but we have the ability to expand into third party sales in the future.

    We also offered coil tubing services, pressure control services, flowback services, crude oil hauling services, cementing services and acidizing services. Due to market conditions, we idled our flowback, cementing and acidizing operations beginning in July 2019, our contract land drilling operations beginning in December 2019, our rig moving services beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to maintain our equipment and monitor market conditions to determine if and when we will recommence these services.

    Flowback. Our flowback services consisted of production testing, solids control, hydrostatic testing and torque services. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment. We provided flowback services in the Appalachian Basin, the Eagle Ford Shale, the Haynesville Shale and mid-continent markets. As of December 31, 2024, we owned 20 solids control packages, four hydrostatic testing packages and seven torque service packages.

    Cementing and Acidizing. We provided cementing and acidizing services in the Permian Basin. Cementing services involve preparing and pumping cement into place in a wellbore to support and protect well casings and help achieve zonal isolation. Acidizing services involve pumping acid into a wellbore to improve productivity or injectivity. As of December 31, 2024, we owned four acidizing pumps.

    Contract Drilling. As part of our contract drilling services, we provided both vertical and horizontal drilling services to customers in the Permian Basin of West Texas. As of December 31, 2024, we owned 11 land drilling rigs, ranging from 800 to 1,600 horsepower, seven of which are specifically designed for drilling horizontal and directional wells.

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

Rig Moving. We provided rig moving services in the Permian Basin. As of December 31, 2024, we owned 15 trucks specifically tailored to move rigs.

Coil Tubing. We provided coil tubing services in Eagle Ford Shale and Permian Basin. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing and workover operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck-mounted reel for onshore applications. Due to its small diameter in certain iterations, coiled tubing can be inserted into existing production tubing and used to perform a variety of services to enhance the flow of oil or natural gas without using a larger, more costly workover rig. The principal advantages of using coiled tubing in a workover include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe in the case of a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole mud motor or manipulate down-hole tools and (v) enhance access to remote fields due to the smaller size and mobility of a coiled tubing unit. As of December 31, 2024, we owned two coiled tubing units capable of running 23,500 feet of two and three eighths inch coil rated at 15,000 psi, one coiled tubing unit capable of running 24,500 feet of two inch coil rated at 15,000 psi, two coiled tubing units capable of running 22,500 feet of two inch coil rated at 10,000 psi and one coiled tubing unit capable of running 20,500 feet of two and three eighths inch coil rated at 15,000 psi.

    Pressure Control. Our pressure control services consisted of nitrogen and fluid pumping services. Our pressure control services equipment is designed to support activities in unconventional resource plays with the ability to operate under high pressures without having to delay or cease production during completion operations. Ceasing or suppressing production during the completion phase of an unconventional well could result in formation damage impacting the overall recovery of reserves. Our pressure control services helped operators minimize the risk of such damage during completion activities. As of December 31, 2024, we had a total of four nitrogen pumping units and five fluid pumping units. We provided pressure control services in the Eagle Ford Shale and the Permian Basin.

•Nitrogen Services. Nitrogen services involve the use of nitrogen, an inert gas, in various pressure pumping operations. When provided as a stand-alone service, nitrogen is used in displacing fluids in various oilfield applications. As of December 31, 2024, we had a total of four nitrogen pumping units capable of pumping at a rate of up to 3,000 standard cubic feet per minute with pressures up to 10,000 psi. Pumping at these rates and pressures is typically required for the unconventional oil and natural gas resource plays we serve.
•Fluid Pumping Services. Fluid pumping services consist of maintaining well pressure, pumping down wireline tools, assisting coiled tubing units and the removal of fluids and solids from the wellbore for clean-out operations. As of December 31, 2024, we had five fluid pumping units. Three of these units are coiled tubing double pump units capable of output of up to eight barrels per minute and are rated for pressures up to 15,000 psi. Two of these units are quintuplex pump units capable of output of up to 15 barrels per minute and are rated for pressures up to 15,000 psi.

Full Service Transportation. During 2019, we expanded our trucking operations to include brokering and hauling of general freight throughout the United States. As of December 31, 2024, we had a fleet of six trucks.

    Crude Oil Hauling. We provided crude transportation services in the Permian Basin and mid-continent region. As of December 31, 2024, we had a fleet of 13 crude oil hauling trucks.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. We expect 2025 completions activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

In response to market conditions and reduced demand, we idled our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services.

Natural Sand Proppant Industry

Increased demand from oil and gas companies in 2022 resulted in higher demand and pricing for our sand compared to 2021, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Activity remained suppressed throughout 2024. As discussed above, we expect 2025 activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas.

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

We believe that the age of the existing infrastructure across the United States and the spending trends in North America will benefit our operations and our ability to achieve our business objectives. Funding for projects in the infrastructure space remains strong with added opportunities since the Infrastructure Investment and Jobs Act was signed into law on November 15, 2021.

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

•Experienced management and operating team. Our operational division heads have an extensive track record in the oilfield and infrastructure service businesses with an average of over 32 years of oilfield services experience and over 27 years of infrastructure services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

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

•Expand our energy infrastructure business. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act into law. This has brought new opportunities in the infrastructure industry, including new fiber-related projects. We consistently monitor market conditions and intend to expand the capacity and scope of our energy infrastructure services as demand warrants in geographic areas in which we currently operate, as well as in new geographic areas.

•Capitalize on activity in the unconventional resource plays. Our oil and natural gas service equipment is designed to provide a broad range of services for unconventional wells, and our operations are strategically located in major unconventional resource plays. During 2024, oil prices fluctuated between a low of $65.75 on September 10, 2024, and a high of $86.91 on April 5, 2024, and averaged $75.79 per barrel for the year. During 2024, natural gas prices fluctuated between a low of $1.58 on February 15, 2024, and a high of $3.95 on December 24, 2024, and averaged $2.41 per MMBtu for the year. We saw a decline in commodity pricing during 2024, resulting in lower utilization and margins for our oilfield services divisions.

•Maintain a conservative balance sheet. We seek to maintain a conservative balance sheet, which allows us to better react to changes in commodity prices and related demand for our services, as well as overall market conditions. We used a portion of the proceeds received from our Settlement Agreement with PREPA to pay, in full, all amounts owed under our term credit facility and terminated the facility. As of December 31, 2024, we had no outstanding debt and unrestricted cash of $61.0 million.

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

•Expand through selected, accretive acquisitions. To complement our organic growth, we intend to pursue selected, accretive acquisitions of businesses and assets, primarily related to our infrastructure services and industrial based companies that can meet our targeted returns on invested capital and enhance our portfolio of products and services, market positioning and/or geographic presence. We believe this approach will help facilitate the strategic expansion of our customer base, geographic presence and service offerings. We also believe that our industry contacts and those of Wexford Capital LP (“Wexford”), our largest stockholder, may help us identify acquisition opportunities. We may use our common stock as consideration for accretive acquisitions.

Marketing and Customers

    Our customers consist primarily of independent oil and natural gas producers, land-based drilling contractors, private utilities, IOUs, and Co-Ops in North America. For the years ended December 31, 2024, 2023 and 2022, we had approximately 259, 360 and 410 customers, respectively, including Oncor Electric Delivery Company, LLC, San Diego Gas & Electric Company, Kentucky Utilities Company, Duke Energy and Apex Energy Services. Our top five customers accounted for approximately 34%, 35% and 36%, respectively, of our revenue for the years ended December 31, 2024, 2023 and 2022. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed.

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

    We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each geographic area and service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and energy infrastructure companies. Our major competitors in well completion services include Halliburton Company, Evolution Well Services, NexTier Oilfield Solutions, Inc., Liberty Oilfield Services, Inc. and ProFrac Holding Corp. Our major competitors for our infrastructure services business include MYR Group, Inc., Quanta Services, Inc., MasTec, Inc. and EMCOR Group, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Capital Sand Proppants LLC, Athabasca Minerals Inc., Source Energy Services Ltd., and U.S. Silica Holdings Inc.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2024, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

    In December 2010, the FMCSA launched a program called Compliance, Safety, Accountability, or CSA, in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System, or SMS, which analyzes all safety violations recorded by federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow FMCSA to identify carriers with safety issues and intervene to address those problems. However, the agency has announced its intention to revise its safety rating system to ensure greater consistency in results, continually improve the quality of data used and help motor carriers better understand their results. These changes are expected to go into effect in 2025. At this time, we cannot predict the effect these revisions may have on our safety rating.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the Corps jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the CWA. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the Supreme Court decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The appointment of a new EPA administrator may mitigate enforcement.

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

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30 percent by 2030 (from 2020 levels) to meet this objective. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. However, President Trump has recently announced he intends for the United States to withdraw from the 2015 Paris agreement.

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

    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards, which we refer to as NSP standards, to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended the NSP standards to impose new standards for methane and VOC emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries and prohibiting venting of natural gas in certain situations. President Trump has indicated his support for withdrawal of EPA’s proposed rule imposing a fee on methane emissions from oil and gas facilities.

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

Employees, Safety and Diversity

    As of December 31, 2024, we had 639 full time employees. The number of employees fluctuates depending on the current and expected demand for our services. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full-time employees.

We view our employees as our greatest asset and actively recruit talented people regardless of gender or ethnic background. We also promote diversity, inclusion and equal employment opportunities by evaluating and promoting employees based on skills and performance alone, while also seeking to attract and retain a diverse workforce and continuing to cultivate an inclusive and respectful work environment. One of five of our current board members is ethnically diverse. Further, as of December 31, 2024, over 9% of our employees were women and 24 of 117 employees holding managerial and other key positions within the organization are women. Also, over 13% of our employees self-identify as ethnic minorities as of December 31, 2024. Further, we invest in the learning and development of our employees. We strive to identify talent and to provide employees who demonstrate exceptional performance with opportunities and training to progress to higher levels within the organization.

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
•Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. Due to PREPA’s bankruptcy proceedings, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay the remaining amount owed to us under the Settlement Agreement, our financial condition, results of operations and cash flows may be materially and adversely affected.
•Our revolving credit facility impose restrictions on us that may affect our ability to successfully operate our business.
•A portion of our business depends on the oil and natural gas industry and particularly on the level of exploration and production activity within the United States and Canada, and continued volatility in the oil and natural gas markets have impacted, and are likely to continue to impact, our oilfield services and, as a result, our business, financial condition, results of operations, cash flows and stock price.
•The cyclicality of the oil and natural gas industry may cause our operating results to fluctuate.
•If oil prices or natural gas prices decline, the demand for our oil and natural gas services could be adversely affected.
•Advancements in oilfield service technologies could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our revolving credit facility.
•An increase in the prices of certain materials used in our businesses could adversely affect our business, financial condition, results of operation and cash flows.
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
•We rely on a few key employees whose absence or loss could adversely affect our business.
•Our operations may be limited or disrupted in certain parts of the continental U.S. and Canada during severe weather conditions, which could have a material adverse effect on our financial condition and results of operations.
•Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
•Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could limit our ability to grow or conduct our business.
•The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.
•We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.
•If our intended expansion of our business is not successful, our financial condition, profitability and results of operations could be adversely affected, and we may not achieve increases in revenue and profitability that we hope to realize.

•Our operations are subject to hazards inherent in the oil and natural gas and energy infrastructure industries, which could expose us to substantial liability and cause us to lose customers and substantial revenue.
•We are subject to extensive environmental, health and safety laws and regulations that may subject us to substantial liability or require us to take actions that will adversely affect our results of operations.
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
•We are subject to cyber security risks. Cyber incidents or intrusions may result in information theft, data corruption, operational disruption and/or financial loss.

Risks Inherent to Our Common Stock

•Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.
•The corporate opportunity provisions in our certificate of incorporation could enable Wexford or other affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.
•We have engaged and expect to continue to engage in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our common stockholders’ best interests.
•If the price of our common stock fluctuates significantly, your investment could lose value.
•Wexford beneficially owns a substantial amount of our common stock and may sell such common stock in the public or private markets. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.
•If securities or industry analysts do not publish research or reports about our business, if they adversely revise their recommendations regarding our stock or if our operating results do not meet their expectations, the price of our stock could decline.
•We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
•Provisions in our certificate of incorporation and bylaws and Delaware law make it more difficult to effect a change in control of the company, which could adversely affect the price of our common stock.
•Our certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
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

Item 1A. Risk Factors

Described below are certain risks that we believe apply to our business and the industries in which we operate. You should carefully consider each of the risks described below in conjunction with other information including the financial statements and related notes provided in this Annual Report and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, and consequently, the market value of our common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be other risks and uncertainties not currently known to us or that we currently deem to be immaterial which may also materially and adversely affect our business operations in the future. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page iv hereof.

Risks Related to Our Business and the Industries We Serve

Our customer base is concentrated and the loss of one or more of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

    When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. Our top five customers accounted for approximately 34%, 35% and 36%, respectively, of our revenue for the years ended December 31, 2024, 2023 and 2022. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

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

We cannot predict the impact of the ongoing war in Ukraine and the instability in the Middle East on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.

All of our infrastructure, well completion, natural sand proppant, and other services are concentrated in North America. However, the broader consequences of the Russian-Ukrainian conflict, and the instability in the Middle East may increase volatility in the price and demand for oil and natural gas, which would adversely impact the oilfield services industry, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these wars’ effect on our business and results of operations as well as on the global economy, energy markets and industries in which we operate.

Cobra, one of our infrastructure services subsidiaries, was party to service contracts with PREPA. Due to PREPA’s bankruptcy proceedings, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay the remaining amount owed to us under the Settlement Agreement, our financial condition, results of operations and cash flows may be materially and adversely affected.

    On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019. As of December 31, 2024, $20.0 million remained outstanding from PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result,

PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds, as defined herein. During October 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico and the $18.4 million in the Withheld FEMA Funds. As of December 31, 2024, $20.0 million remained outstanding from PREPA. Under the terms of the Settlement Agreement, this amount is required to be paid to Cobra within seven days following the effective date of PREPA’s plan of adjustment. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the Settlement Agreement, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us under the Settlement Agreement, the receivable may not be collected and our financial condition, results of operations and cash flows may be materially and adversely affected. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

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

Our revolving credit facility impose restrictions on us that may affect our ability to successfully operate our business.

    Our revolving credit facility limits our ability to take various actions, such as:

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

Demand for our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. In March and April 2020, concurrent with the COVID-19 pandemic and quarantine orders in the U.S. and worldwide, oil prices dropped sharply to below zero dollars per barrel for the first time in history due to factors including significantly reduced demand and a shortage of storage facilities. In 2021, U.S. oil production stabilized as commodity prices increased and demand for crude oil rebounded throughout 2022. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the

Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, conditions in the U.S. oil and gas industry, actions of OPEC+ members, the impact of the ongoing war in Ukraine and the instability in the Middle East on the global energy and capital markets and global stability and other factors. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of capital expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capital spending and industry activity levels in the future, other factors, such as debt repayment obligations and access to the capital markets, may play a significant role in the ultimate level of capital expenditures by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

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
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia, including the impact of the war in Ukraine and the instability in the Middle East on the global energy and capital markets and global stability;
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
•domestic and foreign tariffs;
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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2024, West Texas Intermediate posted prices ranged from $65.75 to $86.91 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $1.58 to $3.95 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

Failure to effectively and timely address the energy transition to a lower carbon footprint could adversely affect our oil and gas business.

Our long-term success depends on our ability to effectively address the energy transition to a lower carbon footprint, which will require adapting our portfolio of oilfield services to potentially changing or more burdensome government requirements and customer preferences. If the energy industry transition changes faster than anticipated or in a manner that we do not anticipate, demand for oilfield services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, comply with new and evolving regulatory requirements on climate change, or if investors or financial institutions shift funding away from companies in fossil fuel related industries, our business, access to capital and the market for our securities could be negatively impacted. Investor and regulatory focus on environmental, social and governance (“ESG”) matters continues to increase. In addition to climate change, there remains attention on topics such as diversity and inclusion, human rights, and human and natural capital, in companies’ own operations as well as their supply chains. In addition, perspectives on the efficacy of ESG considerations continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations. In addition, our inability to timely address these new and evolving regulatory requirements or pressures may result in regulatory enforcement actions or shareholder litigation and otherwise damage our reputation.

In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. However, President Trump has indicated his support for rescission of these climate-related disclosure rules.

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

Additionally, changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S. may cause a rise in the cost of replacement parts for our pressure pumping operations. These price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Severe shortages, delays in delivery and interruptions in supply could limit our ability to construct and operate our pressure pumping fleets and hinder our ability to execute on our business plan, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Oilfield services equipment, refurbishment and new asset construction projects, as well as the reactivation of oilfield service assets that have been idle for six months or longer, are subject to risks which could cause delays or cost overruns and adversely affect our business, cash flows, results of operations and financial position.

    Oilfield services equipment or assets being upgraded, converted or re-activated following a period of inactivity may experience significant start-up costs and complications and may encounter other operational problems that could result in significant delays, uncompensated downtime, reduced day rates or the cancellation, termination or non-renewal of contracts. In this regard, due to market conditions, we have idled certain of our service offerings, including contract land drilling, flowback, cementing, acidizing and crude oil hauling operations as well as certain of our facilities, such as our sand processing plant in Pierce County, Wisconsin. Further, construction and upgrade projects are subject to risks of delay or significant cost overruns inherent in any large construction project from numerous factors, including the following:

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

    The oilfield services industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our revolving credit facility.

    Some of our infrastructure services contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our revolving credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on projects that require bonding.

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

    A portion of our infrastructure services revenue is derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could impact our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

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

    As part of our natural sand proppant services business, we mine, process and sell frac sand products to our customers for use in their hydraulic fracturing operations to enhance the recovery rates of hydrocarbons from oil and natural gas wells. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our business, financial condition, results of operations and cash flows. Further, federal and state governments and agencies have adopted various laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing, a process which utilizes proppants such as those that we produce. Future hydraulic fracturing-related legislation or regulations could restrict the ability of our customers to utilize, or increase the cost associated with, hydraulic fracturing, which could reduce demand for our proppants and adversely affect our business, financial condition, results of operations and cash flows. For additional information regarding the regulation of hydraulic fracturing, see Item 1. “Business—Regulation of Hydraulic Fracturing” included elsewhere in this annual report.

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

    Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. In recent years, certain areas in which we operate have experienced drought conditions and competition for water in such areas is growing. As a result, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. For example, in 2021, the Texas Legislature directed the

Texas Railroad Commission to adopt rules encouraging fluid oil and gas waste recycling. In January 2025, the Commission adopted the first overhaul of oilfield waste rules in over 40 years, to, among other things, encourage waste recycling. Our inability, or customers’ inability, to obtain water to use in our operations from local sources or to effectively utilize flowback water could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2024, we had $4.0 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Note 20. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report.

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

    We provide well completion services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, and Cana Woodford resource plays located in the continental U.S. We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin, Kentucky, California, Colorado, Oregon, Indiana and Alberta, Canada. For the years ended December 31, 2024 and 2023, we generated approximately 35% and 48%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

    Our capital budget for 2025 is estimated to be $12 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations and borrowings under our revolving credit facility. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment, properly maintaining our existing equipment or restarting idled businesses or expanding existing operations as demand may warrant. Further, any disruptions or continuing volatility in the global financial markets and rising interest rates due to efforts to curb persistent inflation may lead to a contraction in credit availability and an increase in our cost of capital, which will adversely impact our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2024 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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

Our revolving credit facility provides for fluctuating interest rates, which may increase or decrease our interest expense.

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

    Our business is significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection and health and safety matters. As part of our business, we handle, transport and dispose of a variety of fluids and substances, including hydraulic fracturing fluids which can contain hydrochloric acid and certain petrochemicals. This activity poses some risks of environmental liability, including leakage of hazardous substances from the wells to surface and subsurface soils, surface water or groundwater. We also handle, transport and store these substances. The handling, transportation, storage and disposal of these fluids are regulated by a number of laws, including: the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Safe Drinking Water Act; and other federal and state laws and regulations promulgated thereunder. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing environmental requirements or enforcement policies change and become more stringent, we may be required to make significant unanticipated capital and operating expenditures. For a detailed description of environmental laws and regulations applicable to us and their impact on our operations, see Item 1. “Business—Regulations” above.

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

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing-related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements related to underground injection activities. For example, the Oklahoma Corporation Commission has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The Texas Railroad Commission has also implemented measures to assess the potential for seismic activity in the vicinity of disposal wells, and it has restricted and indefinitely suspended disposal well activities in some cases. These restrictions on the disposal of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us to truck produced water, recycle it or dispose of it by other means, all of which could be costly and could adversely impact our results of operations, cash flows and liquidity.

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

    Our operations have become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, have been and could continue to be the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our security programs and measures, as well as security programs of our customers, suppliers, or other third parties, may not prevent all intrusions and our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Additionally, as artificial intelligence technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. Hackers and malicious actors can harness the power of artificial intelligence to develop more advanced cyberattacks, bypass security measures, and exploit vulnerabilities in systems. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

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

    Wexford, through its affiliates, beneficially owns approximately 45.9% of our outstanding common stock. As a result, Wexford can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford. This concentration of ownership and relationship with Wexford makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford, and certain companies they control. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition.

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

We have engaged and expect to continue to engage in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our common stockholders’ best interests.

    We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. As described elsewhere in this report, including in the notes to our consolidated financial statements, these transactions include, among others, a joint venture and agreements pursuant to which our affiliates provide us with facilities. Each of these entities is either controlled by or affiliated with Wexford, as the case may be, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because Wexford may have the ability to influence the outcome of these conflicts. For a discussion of potential conflicts, see “—Risks Inherent to Our Common Stock—Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.”

If the price of our common stock fluctuates significantly, your investment could lose value.

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $4.94 per share to a low of $2.50 per share during 2024. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

    As of December 31, 2024, Wexford beneficially owned 45.9% shares of our common stock. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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
On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. No assurance can be given that we will effectuate stock buybacks in the future, which could materially and adversely affect the market price of our common stock. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2024 or to date.

Item 1B. Unresolved Staff Comments

None.

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

MAMMOTH ENERGY SERVICES, INC.

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

Our internal cybersecurity governance program is led by Mammoth’s Director of Information Technology, with support from the internal information technology department, who reports to our Chief Financial Officer. Our Director of
Information Technology has over seven years of technological leadership experience along with an extensive background in computer support and application support. The Director of Information Technology and her team are responsible for leading cybersecurity strategy, policy, standards, architecture, and processes within our organization. In addition, our cybersecurity incident response team is responsible for responding to cybersecurity incidents. This team continuously identifies potential cyber vulnerabilities and opportunities for improvement, including yearly security training for all employees. This team also continuously evaluates and implements technological enhancements as part of our cybersecurity systems. Progress and developments in our cybersecurity governance program are regularly communicated to our executive team. Our board of directors, as part of its oversight process, receives quarterly updates on the status of our cybersecurity governance program, including as related to new or developing initiatives and any security incidents that have occurred.

Risks from cybersecurity threats, incidents or intrusions have not thus far materially affected, and are not currently anticipated to materially affect, our Company, including our business strategy, results of operations or financial condition. See, however, Item 1A. “Risk Factors--We are subject to cyber security risks. Cyber incidents or intrusions may result in information theft, data corruption, operational disruption and/or financial loss” for additional information regarding cybersecurity risks we face and their potential impact on our business strategy, results of operations and financial condition.

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

The information that follows is derived, in part, from the technical report summary prepared by John T. Boyd Company in February 2022, our third-party mining and geological consultant and an external qualified person, (“John T. Boyd”), in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. As of December 31, 2024, in the opinion of John T. Boyd, there were no material changes in mineral (frac sand) resources/mineral (frac sand) reserves, material assumptions or other technical information from those reported in the February 2022 technical report. As a result, we are relying on the February 2022 technical report, as updated by John T. Boyd for immaterial changes in our reserves/resources as of December 31, 2024. Portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the technical report. Reference should be made to the full text of the technical report summary, incorporated herein by reference and made a part of this annual report.

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

    We produce predominantly 20/40-mesh, 30/50-mesh and 40/70-mesh frac sand. The production of our frac sand consists of three basic processes: mining, wet plant operations and dry plant operations. All mining activities take place in an open pit environment, whereby we remove the topsoil, which is set aside, and then remove other non-economic minerals, or “overburden,” to expose the sand deposits. A third-party contractor then “bumps” the sand using explosives on the mine face, which causes the sand to fall into the pit, where it is then carried by truck or conveyor to the wet plant operations. At our wet plants, the mined sand goes through a series of processes designed to separate the sand from unusable materials. The resulting wet sand is then conveyed to a wet sand stockpile where most of the water is allowed to drain into our on-site recycling facility, while the remaining fine grains and materials, if any, are separated through a series of settlement ponds. We reuse the water that does not evaporate in our wet process. Wet sand from our stockpile is then conveyed or trucked to our dry plants where the sand is dried, screened into specific mesh categories and stored in silos. From the silos, we load sand directly into railcars or trucks, which we then ship to one of our transloading facilities or directly to our customers. For information regarding our transloading facilities and shipping capabilities, see Item 1. “Business-Our Services-Natural Sand Proppant Services.”

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

    The following table provides information regarding our aggregate sand mined for December 31, 2024, 2023 and 2022:

	Total Sand Mined (Thousands of Tons)
	As of December 31,
	2024	2023	2022
Plant Location
Taylor in Jackson County, Wisconsin	492	608	630
Piranha in Barron County, Wisconsin(a)	53	696	766
Total	545	1,304	1,396
a.Decline in 2024 due to lower sales volumes.

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

We do not have any reportable frac sand resources excluding those converted to frac sand proven reserves for the Taylor and Piranha mines. Any frac sand within the defined boundaries of the Taylor and Piranha mines which is not reported as frac sand reserves are not considered to have potential economic viability. Therefore, they are not reportable as frac sand resources. Further, as we do not own any mineral rights for the Muskie property, but, rather, own only the surface rights to the processing plants, we do not (and do not expect to ever) report any reserves attributable to our Muskie property. John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The following table presents our estimated frac sand reserves for the Taylor and Piranha mines as of December 31, 2024 (amounts in thousands):

Mine	Reserves Category	Total Reserves(1)(2)
Taylor	Proven	22,633
Piranha	Proven	36,650
Total		59,283
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

We categorize our sand properties in accordance with the SEC definition in subpart 1300 of Regulation S-K. Our mineral resources are concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Our sand reserves are our estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, they are the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2024 average monthly sales prices ranged from approximately $19 to $26 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Individual Properties

Taylor. Our Taylor operation is located less than one mile northwest of the town of Taylor, in Jackson County, Wisconsin and encompasses a total of approximately 393 acres. Approximately 148 acres of frac sand resources remain on this property. We own in fee numerous land parcels which comprise the processing plant site, mineral resource areas and rail loadout facility. Our rail loadout facility, located in Trempealeau County, Wisconsin, is approximately two miles southwest of the mine and processing facility. Our Taylor operation commenced mining operations in 2012. We acquired the Taylor operation in June 2017 when we acquired Sturgeon Acquisitions, LLC. The total net book value of the Taylor operation’s real property and fixed assets as of December 31, 2024, was $22.2 million.

N
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
100' Mining Barrier
N 852,500
N 850,000
Taylor
Miller
VOSSE
COULEE
ROAD
Surface Facilities
RIVER
TREMPEALEAU
STATE ROUTE 95
COUNTY HWY
E 1,700,000
E 1,702,500
E 1,705,000
SCALE (ft)
400
0
400
800
John T. Boyd Company
February 2022
Scale 1" = 800'

FIGURE 6.3
MAP SHOWING
MINEABLE PROPERTY OVERVIEW
TAYLOR FRAC, LLC
Jackson County, Wisconsin
Prepared For
MAMMOTH ENERGY SERVICES

The site contains a mine with 22.6 million tons of proven recoverable proppant sand reserves as of December 31, 2024, based on estimates prepared by John T. Boyd. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2024, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high-capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2024, our Taylor facility produced 0.5 million tons of finished sand product. Our finished product is transported via truck to our transloading facility with rail access.

We estimate an overall product yield (after mining and processing losses) of approximately 73% for the Taylor mine. John T. Boyd utilized post December 31, 2017 production data we provided, along with the John T. Boyd January 2019 Report amending the resource tons as of December 31, 2017, to reconcile the amended estimate from the December 31, 2017 estimate to December 31, 2024. The following table presents a summary of our mineral reserves for the Taylor mine as of December 31, 2024, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Taylor Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2024	December 31, 2023	Change	% Change
Proven	22,633	23,191	(558)	(2)%
1.Pricing data based on the weighted average projected sales price for sand of $19.73 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2023 to 2024 is primarily attributed to depletion by mining 0.5 million tons of sand.

Piranha. Our Piranha operation is located approximately five miles northwest of the town of New Auburn, in Baron County, Wisconsin and encompasses a total of approximately 608 acres. The current estimated mineable area is approximately 313 acres, or 52% of the total property, after observing setbacks, right of ways, processing areas and other non-mining acreage. We own 100% of the surface and mineral rights. Our dry plant and loadout is also located in Baron County and is approximately one mile east of the mine and wet processing facility. We acquired the Piranha operation on May 26, 2017 from Chieftain Sand and Proppant LLC (Chieftain). Under Chieftain, the property commenced mining operations in August 2012. In January 2018, we purchased the Conoboy tract, which is adjacent to a tract of land previously mined by Chieftain. The total net book value of the Piranha operation’s real property and fixed assets as of December 31, 2024 was $12.3 million.

E 1,570,000
E 1,575,000
E 1,580,000
E 1,585,000
N
53
UNION PACIFIC
25 1/2 St
N 525,000
23 3/4 St
Wet Plant
Crusher
3rd 1/2 Ave
3rd Ave
N 520,000
2 3/4 Ave
24 3/4 St
N 515,000
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
Barriers
Mined Out Area
Approximate Extent of Glacial Tills
Ponds
Railroad
Roads
SCALE (ft)
1000
0
1000
2000

FIGURE 6.2

MAP SHOWING

MINEABLE PROPERTY OVERVIEW

PIRANHA PROPPANT, LLC

Barron County, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 2,000'

The site contains 36.7 million tons of proven recoverable proppant sand reserves as of December 31, 2024, based on estimates prepared by John T. Boyd. Our Piranha wet plant, which is adjacent to the mine, can process up to 4.7 million tons of wet sand per year and is located two miles from our Piranha dry plant, to which we have year-round trucking access. As of December 31, 2024, the dry plant facility had a rated production capacity of 2.6 million tons per year. Our current air permit allows us to produce up to 3.5 million tons per year of finished product. Our Piranha facility includes a 150 ton per hour natural gas fired fluid bed dryer and a 200 ton per hour natural gas fluid bed dryer as well as seven high-capacity screeners capable of producing 2.6 million tons of frac sand per year. During the year ended December 31, 2024, our Piranha facility produced 0.1 million tons of sand. Our finished product is loaded directly into railcars. Our Piranha facility is capable of storing up to 400 railcars.

We estimate an overall product yield (after mining and processing losses) of approximately 79% for the Piranha mine. John T. Boyd utilized post March 31, 2017 production data we provided, in conjunction with other data, to reconcile the estimate from the March 31, 2017 volumetric estimate to December 31, 2024. The following table presents a summary of our mineral reserves for the Piranha mine as of December 31, 2024, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Piranha Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2024	December 31, 2023	Change	% Change
Proven	36,650	36,706	(56)	—%
1.Pricing data based on the weighted average projected sales price for sand of $18.59 per ton.
2.John T. Boyd has determined that all reportable mineral resources for the Piranha mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.

The decrease from 2023 to 2024 is primarily attributed to depletion by mining 0.1 million tons of sand.

Muskie. Our Muskie facility is located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although this plant is currently idled, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high-capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been idled since September 2018. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves. Our Muskie facility commenced operations in 2012. Muskie was contributed to Mammoth in November 2014. The total net book value of the Muskie operation’s real property and fixed assets as of December 31, 2024, was $4.5 million.

Headquarters

Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 9 properties, four located in Wisconsin, four located in Ohio and one located in Texas, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 27 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

    We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 20. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report.

In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes.

Except as described in Note 20. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report, and in Item 1A. “Risk Factors”, in the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on March 5, 2025, there were 97 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Unregistered Sales of Equity Securities
    None.

Issuer Purchases of Equity Securities

    On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2024 or to date. See also Item 1A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

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
Overview
    We are an integrated, growth-oriented energy services company focused on providing products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserve as well as the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services businesses. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions. Our suite of services includes well completion services, infrastructure services, natural sand proppant services and other services. Our well completion services division provides hydraulic fracturing, sand hauling and water transfer services. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. In addition to these service divisions, we also provide directional drilling services, aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

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

Our revenues, operating (loss) income and identifiable assets are primarily attributable to three reportable segments: well completion services; infrastructure services; and natural sand proppant services. Prior to 2024, we included Bison Drilling and Field Services, LLC, or Bison Drilling, and Panther Drilling Systems LLC, or Panther, in our drilling reportable segment. Based on our assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2024, we changed our presentation in 2024 to move Bison Drilling and Panther to the reconciling column titled “All Other”. On December 13, 2024, Anaconda Rentals LLC, Aquahawk Energy LLC, or Aquahawk, Barracuda Logistics LLC, or Barracuda, Bison Sand Logistics LLC, or Bison Sand, IFX Transport LLC, Ivory Freight Solutions LLC, Redback Coil Tubing LLC, Redback Energy Services LLC, Redback Pumpdown Services LLC, or Redback Pumpdown, Stingray Cementing LLC and WTL Oil LLC were merged into Orca Energy Services LLC (“Orca”), a wholly-owned subsidiary of Mammoth Energy Partners, LLC. Prior to 2024, Aquahawk, Bison Sand and Redback Pumpdown were included in our well completion segment and Barracuda was included in our natural sand proppant services segment. Due to the merger of these entities into Orca, the results for Aquahawk, Bison Sand, Redback Pumpdown and Barracuda are now included in the reconciling column titled “All Other”. The results for the year ended December 31, 2023 have been retroactively adjusted to reflect these changes. Since the dates presented below, we have conducted our operations through the following entities:

Well Completion Services Segment
•Stingray Pressure Pumping LLC—March 2012
•Silverback Energy LLC—November 2012
•Mr. Inspections LLC—January 2015
•Mammoth Equipment Leasing LLC—November 2016

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
•South River Road, LLC—June 2017

Other
•Great White Sand Tiger Lodging Ltd.—October 2007
•Bison Drilling and Field Services, LLC—November 2010
•Panther Drilling Systems LLC—December 2012
•Bison Trucking—August 2013
•Mammoth Energy Services Inc.—June 2016
•Mammoth Energy Partners, LLC—October 2016
•Mako Acquisitions LLC—March 2017
•Stingray Energy Services LLC, or Stingray Energy Services—June 2017
•Tiger Shark Logistics LLC—October 2017
•Cobra Aviation Services LLC—January 2018
•Dire Wolf Energy Services LLC—January 2018
•Black Mamba Energy LLC—March 2018
•Stingray Cementing and Acidizing LLC, formerly RTS Energy Services LLC—June 2018
•Air Rescue Systems LLC (“ARS”)—December 2018 through July 13, 2023
•Leopard Aviation LLC—April 2019
•Predator Aviation LLC—April 2019
•Anaconda Manufacturing LLC—September 2019
•Orca Energy Services LLC—December 2024

On July 13, 2023, the Company sold its equity interests in ARS. Activity for ARS through the date of sale is included in the accompanying results of operations.

2024 Financial Overview and Highlights

•Net loss of $207.3 million, or $4.31 per diluted share, for the year ended December 31, 2024 as compared to net loss of $3.2 million, or $0.07 per diluted share, for the year ended December 31, 2023. Net loss for the year ended December 31, 2024 includes a non-cash, pre-tax charge of approximately $170.7 million, of which $89.2 million was charged to credit loss expense and $81.5 million was charged to interest on delinquent accounts receivable in relation to the Settlement Agreement with PREPA.

•Adjusted EBITDA of ($167.5) million for the year ended December 31, 2024 as compared to $71.0 million for the year ended December 31, 2023. See “Non-GAAP Financial Measures” below for a reconciliation of net loss to Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2024 includes a non-cash, pre-tax charge of approximately $170.7 million, of which $89.2 million was charged to credit loss expense and $81.5 million was charged to interest on delinquent accounts receivable in relation to the Settlement Agreement with PREPA.

•Net cash flow provided by operating activities was $180.7 million for the year ended December 31, 2024 as compared to $31.4 million for the year ended December 31, 2023.

•Received the first two installment payments under the settlement agreement with PREPA, with $150 million paid to Cobra on October 1, 2024 and, subject to Cobra having provided the indemnity letter of credit to PREPA, $18.4 million paid to Cobra on October 18, 2024.

•Paid, in full, all amounts owed under our term credit facility and terminated the facility on October 2, 2024.

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

    Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. We expect 2025 completions activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

In response to market conditions and reduced demand, we idled our cementing and acidizing operations and flowback operations beginning in July 2019, our contract drilling operations beginning in December 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services.

Natural Sand Proppant Industry
Increased demand from oil and gas companies in 2022 resulted in higher demand and pricing for our sand compared to 2021, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Activity remained suppressed throughout 2024. As discussed above, we expect 2025 activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas.

    As a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been idled since September 2018. Our contracted capacity has provided a baseline of business, which has kept our Taylor and Piranha plants operating and our costs competitive.

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

Our average crew count declined slightly from approximately 83 crews throughout 2023 to approximately 79 crews throughout 2024. With the Infrastructure Investment and Jobs Act funds being released for infrastructure projects, we remain encouraged about the potential for growth in this sector. We saw an uptick in bidding opportunities throughout 2024 related to engineering, fiber, and transmission and distribution, all of which are areas we believe we have differentiated and specialized capabilities. We continue to focus on operational execution and pursue opportunities within this sector as we strategically structure our service offerings for growth, intending to increase our infrastructure services activity and expand both our geographic footprint and depth of projects, especially in fiber maintenance and installation projects.

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

    Settlement Agreement with PREPA

Since we commenced operations in this line of business, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from the Puerto Rico Electric Power Authority, or PREPA, due to damage caused by Hurricane Maria. On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in funds (the “Withheld FEMA Funds”) received from FEMA and considered payable to Cobra but had been withheld due to garnishments asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed in Mammoth’s filings with the SEC (the “Specified Municipal Tax Claims”) and for which Cobra disputed any valid garnishment.

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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the consolidated statements of comprehensive (loss) income, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the consolidated statements of comprehensive (loss) income. As of December 31, 2024, $20.0 million remained outstanding from PREPA. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and Note 20. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for more information.

Results of Operations

The following discussion focuses on a comparison of the results of operations between the years ended December 31, 2024 and 2023. For a discussion of the results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 1, 2024), which is incorporated in this report by reference from such prior report on Form 10-K.

	Years Ended
	December 31, 2024	December 31, 2023
Revenue:	(in thousands)
Well completion services	$34,015	$127,372
Infrastructure services	110,383	110,537
Natural sand proppant services	19,057	39,131
Other services	31,449	34,946
Eliminations	(6,972)	(2,494)
Total revenue	187,932	309,492

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $10,888 and $15,366, respectively, for 2024 and 2023)	38,761	105,062
Infrastructure services (exclusive of depreciation and amortization of $2,773 and $8,382, respectively, for 2024 and 2023)	92,132	90,627
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $5,228 and $7,734, respectively, for 2024 and 2023)	17,790	25,666
Other services (exclusive of depreciation and amortization of $6,187 and $13,608, respectively, for 2024 and 2023)	29,040	28,979
Eliminations	(6,972)	(2,494)
Total cost of revenue	170,751	247,840
Selling, general and administrative expenses	124,821	37,458
Depreciation, depletion, amortization and accretion	25,079	45,110
Gains on disposal of assets, net	(4,014)	(6,041)
Impairment of goodwill	—	1,810
Operating loss	(128,705)	(16,685)
Interest expense and financing charges, net	(25,204)	(16,196)
Other (expense) income, net	(64,621)	42,015
(Loss) income before income taxes	(218,530)	9,134
(Benefit) provision for income taxes	(11,204)	12,297
Net loss	$(207,326)	$(3,163)

    Revenue. Revenue for 2024 decreased $121.6 million, or 39%, to $187.9 million from $309.5 million for 2023. The decline in total revenue is primarily attributable to a decrease in utilization in our well completion services division as well as a decline in tons sold in our natural sand proppant services division. Revenue derived from related parties was $1.5 million for 2024 compared to $1.0 million for 2023. Revenue by division was as follows:

Well Completion Services. Well completion services division revenue decreased $93.4 million, or 73%, to $34.0 million for 2024 from $127.4 million for 2023. Intersegment revenue, consisting primarily of revenue derived from our other services and natural sand proppant segment, totaled $0.4 million, for each of 2024 and 2023, respectively.

The decline in our well completion services revenue was primarily driven by decreased utilization as a result of lower activity by our customers in the natural gas basins in which we operate. The number of stages completed declined 66% to 1,454 for 2024 from 4,220 for 2023. An average of 0.5 of our six fleets were active throughout 2024 compared to 1.8 fleets for 2023.

Infrastructure Services. Infrastructure services division revenue decreased marginally by $0.1 million to $110.4 million for 2024 from $110.5 million for 2023 primarily due to a decline in average crew count from 83 crews during the year ended December 31, 2023 to an average of 79 crews during the year ended December 31, 2024. This was offset by an increase in storm, transmission and engineering activity of $4.7 million during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $20.0 million, or 51%, to $19.1 million for 2024, from $39.1 million for 2023. Intersegment revenue, consisting primarily of revenue derived from our well completion segment, was a nominal amount for each of 2024 and 2023, respectively.

The decrease in our natural sand proppant services revenue was primarily attributable to a 53% decline in tons of sand sold from approximately 1.2 million tons in 2023 to 0.6 million tons in 2024, coupled with a 22% decrease in average price per ton of sand sold from $29.86 in 2023 to $23.15 in 2024 primarily driven by lower completions activity by our customers. The decrease was partially offset by an increase in contracted shortfall revenue of $2.5 million.

Other Services. Revenue from other services, including our directional drilling, aviation, equipment rental, remote accommodation and equipment manufacturing businesses decreased by $3.5 million, or 10%, to $31.4 million for 2024 from $34.9 million for 2023. Intersegment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, totaled $6.5 million and $2.0 million, for 2024 and 2023, respectively.

The decrease in other services revenue was primarily attributable to decreased utilization for our directional drilling business from 36% for 2023 to 17% for 2024. This was coupled with a decline in utilization for our equipment rental business. These declines were primarily the result of lower activity by our customers in 2024 as compared to 2023. We rented an average of 210 pieces of equipment per month to customers during 2024, a decrease of 13% from an average of 241 pieces of equipment per month rented to customers during 2023. These declines were offset by an increase in utilization for our remote accommodations business. On average, 216 rooms were utilized per night during 2024, a 21% increase from an average of 178 rooms utilized per night in 2023.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, decreased $77.0 million from $247.8 million, or 80% of total revenue, for 2023 to $170.8 million, or 91% of total revenue, for 2024. Cost of revenue by operating division was as follows:

Well Completion Services. Well completion services division cost of revenue, exclusive of depreciation and amortization expense, decreased $66.3 million, or 63%, from $105.1 million for 2023 to $38.8 million for 2024 primarily due to a decline in utilization. As a percentage of revenue, our well completion services division cost of revenue, exclusive of depreciation and amortization expense of $10.9 million in 2024 and $15.4 million in 2023, was 114% and 82%, for 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization of our pressure pumping services, resulting in a higher ratio of fixed costs to variable costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.5 million from $90.6 million for 2023 to $92.1 million for 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $2.8 million in 2024 and $8.4 million in 2023, was 83% and 82% for 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to an increase in contract labor costs as a percentage of revenue.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, decreased $7.9 million, or 31%, from $25.7 million for 2023 to $17.8 million for 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $5.2 million in 2024 and $7.7 million in 2023, was 93% and 66%, for 2024 and 2023, respectively. The increase in cost as a percentage of revenue is primarily due to a 53% decline in tons of sand sold and a 22% decrease in average sales price.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, was $29.0 million for 2024 and 2023, respectively. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $6.2 million in 2024 and $13.6 million in 2023, was 92% and 83%, for 2024 and 2023, respectively. The increase as a percentage of revenue is primarily due to a decrease in utilization for our directional drilling and equipment rental businesses, resulting in a higher ratio of fixed costs to variable cost.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. SG&A expense increased $87.3 million, or 233%, to $124.8 million for the year ended December 31, 2024 from $37.5 million for the year ended December 31, 2023 primarily due to an increase in the provision for expected credit losses in connection with the Settlement Agreement with PREPA. The following is a breakout of SG&A expenses for the periods indicated (in thousands):

	Years Ended
	December 31, 2024	December 31, 2023
Cash expenses:
Compensation and benefits	$14,448	$15,563
Professional services	12,298	13,448
Other(a)	7,146	7,693
Total cash SG&A expense	33,892	36,704
Non-cash expenses:
Change in provision for expected credit losses(b)	90,054	(591)
Stock based compensation	875	1,345
Total non-cash SG&A expense	90,929	754
Total SG&A expense	$124,821	$37,458
a.    Includes travel-related costs, IT expenses, rent, utilities and other general and administrative-related costs.
b.     The Company recognized an $89.2 million charge in relation to the Settlement Agreement with PREPA during the year ended December 31, 2024.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $20.0 million, or 44%, to $25.1 million for 2024 from $45.1 million in 2023. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets decreased $2.0 million, or 33%, to $4.0 million for 2024 from $6.0 million in 2023. Gains on the disposal of assets is primarily related to the sale of dormitories, trucks, and field equipment for the years ended December 31, 2024 and a drilling rig, trucks, and field equipment for the year ended December 31, 2023.

    Impairment of Goodwill. As a result of the sale of ARS, we performed an impairment assessment of our goodwill for the Aviation reporting unit in 2023. We determined that the carrying value of goodwill for our Aviation reporting unit exceeded the fair value, resulting in impairment expense of $1.8 million for the year ended December 31, 2023. We did not recognize any impairment of goodwill in 2024.

    Operating Loss. We reported an operating loss of $128.7 million for 2024 compared to $16.7 million for 2023. The increased operating loss was primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the year ended December 31, 2024 in relation to the Settlement Agreement with PREPA. The increased loss was coupled with reduced utilization across our well completions and natural sand proppant divisions, and partially offset by a decline in depreciation, depletion, amortization and accretion expense.

    Interest Expense and financing charges, net. Interest expense and financing charges, net increased $9.0 million to $25.2 million for 2024 from $16.2 million for 2023, primarily due to a $9.9 million charge incurred in relation to our sale leaseback agreements coupled with a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group. See “—Liquidity and Capital Resources—Sale Leaseback Transactions” and “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information. The increase was partially offset by a decline in average borrowings outstanding under our revolving credit facility.

    Other (Expense) Income, net. We recognized other expense, net of $64.6 million during the year ended December 31, 2024 compared to other income, net of $42.0 million for the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, we recognized interest on delinquent accounts receivable totaling $20.8 million and $45.4 million, respectively, in relation to our outstanding receivable with PREPA. In July 2024, Cobra entered into the Settlement Agreement with PREPA resulting in a charge to interest on delinquent accounts receivable totaling $81.5 million during the year ended December 31, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA.

    Income Taxes. During 2024, we recorded income tax benefit of $11.2 million on pre-tax loss of $218.5 million compared to income tax expense of $12.3 million on pre-tax income of $9.1 million for 2023. Our effective tax rate was 5.1% for 2024 compared to 134.6% for 2023. The effective tax rates for the years ended December 31, 2024 and 2023 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the year ended December 31, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico. See Note 14. “Income Taxes” to our consolidated financial statements included elsewhere in this annual report for additional detail regarding our change in tax expense.

Non-GAAP Financial Measures

Adjusted EBITDA

    Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net loss before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of goodwill, stock based compensation, interest expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or (loss) for each of our operating segments for the specified periods (in thousands).

Consolidated

	Years Ended December 31,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023	2022
Net loss	$(207,326)	$(3,163)	$(619)
Depreciation, depletion, amortization and accretion	25,079	45,110	64,271
Gains on disposal of assets, net	(4,014)	(6,041)	(3,908)
Impairment of goodwill	—	1,810	—
Stock based compensation	875	1,345	923
Interest expense and financing charges, net	25,204	16,196	11,506
Other expense (income), net	64,621	(42,015)	(40,912)
(Benefit) provision for income taxes	(11,204)	12,297	13,607
Interest on trade accounts receivable	(60,686)	45,440	41,276
Adjusted EBITDA	$(167,451)	$70,979	$86,144

Well Completion Services

	Years Ended December 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2022
Net (loss) income	$(21,886)	$(2,043)	$12,870
Depreciation, depletion, amortization and accretion	10,889	15,374	20,129
Loss (gains) on disposal of assets, net	52	(2,023)	(618)
Stock based compensation	180	496	369
Interest expense and financing charges, net	1,628	4,133	1,625
Other expense (income), net	2	2	(343)
Adjusted EBITDA	$(9,135)	$15,939	$34,032

Infrastructure Services

	Years Ended December 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2022
Net (loss) income	$(166,089)	$8,237	$4,933
Depreciation, depletion, amortization and accretion	2,774	8,390	16,171
Gains on disposal of assets, net	(1,304)	(510)	(795)
Stock based compensation	462	538	349
Interest expense and financing charges, net	21,590	9,753	7,390
Other expense (income), net	64,535	(39,252)	(40,470)
(Benefit) provision for income taxes	(14,785)	11,214	13,427
Interest on trade accounts receivable	(60,686)	45,440	41,276
Adjusted EBITDA	$(153,503)	$43,810	$42,281

Natural Sand Proppant Services

	Years Ended December 31,
Reconciliation of net (loss) income to Adjusted EBITDA:	2024	2023	2022
Net (loss) income	$(8,496)	$1,824	$(886)
Depreciation, depletion, amortization and accretion	5,228	7,737	8,714
Loss (gains) on disposal of assets, net	1	(13)	(89)
Stock based compensation	145	186	118
Interest expense and financing charges, net	186	317	575
Other expense (income), net	8	(18)	(14)
Adjusted EBITDA	$(2,928)	$10,033	$8,418

Other Services(a)

	Years Ended December 31,
Reconciliation of net loss to Adjusted EBITDA:	2024	2023	2022
Net loss	$(10,855)	$(11,181)	$(17,536)
Depreciation, depletion, amortization and accretion	6,188	13,609	19,257
Gains on disposal of assets, net	(2,763)	(3,495)	(2,406)
Impairment of goodwill	—	1,810	—
Stock based compensation	88	125	87
Interest expense and financing charges, net	1,800	1,993	1,916
Other expense (income), net	76	(2,747)	(85)
Provision for income taxes	3,581	1,083	180
Adjusted EBITDA	$(1,885)	$1,197	$1,413
a.    Includes results for our directional drilling, aviation, equipment rentals, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Adjusted Net Loss and Adjusted Loss per Share

    Adjusted net loss and adjusted basic and diluted loss per share are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company’s performance by excluding certain non-cash charges, such as impairment of goodwill, that may not be indicative of the Company’s ongoing operating results, from net loss. Adjusted net loss and adjusted loss per share should not be considered in isolation or as a substitute for net loss and loss per share prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net loss and adjusted loss per share to the GAAP financial measures of net loss and loss per share for the periods specified.

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Net loss, as reported	$(207,326)	$(3,163)	$(619)
Impairment of goodwill	—	1,810	—
Adjusted net loss	$(207,326)	$(1,353)	$(619)

Basic loss per share, as reported	$(4.31)	$(0.07)	$(0.01)
Impairment of goodwill	—	0.04	—
Adjusted basic loss per share	$(4.31)	$(0.03)	$(0.01)

Diluted loss per share, as reported	$(4.31)	$(0.07)	$(0.01)
Impairment of goodwill	—	0.04	—
Adjusted diluted loss per share	$(4.31)	$(0.03)	$(0.01)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 20. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and term credit facility and cash flows from operations, as well as the net proceeds received by Cobra under the assignment agreement with SPCP Group relating to the PREPA receivable. Our primary uses of capital have been for investing in property and equipment used to provide our services and to acquire complementary businesses.

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$60,967	$16,556
Revolving credit facility borrowing base	25,162	27,016
Less current and long-term debt - related parties	—	(45,000)
Less letter of credit facilities (environmental remediation)	(4,228)	(3,782)
Less letter of credit facilities (insurance programs)	(3,300)	(2,500)
Net working capital (less cash and current portion of long-term debt)(a)	13,113	297,816
Total	$91,714	$290,106
a.    Net working capital (less cash) is a non-GAAP measure and, as of December 31, 2024, is calculated by subtracting total current liabilities of $114.5 million and cash and cash equivalents of $61.0 million from total current assets of $188.6 million. As of December 31, 2023, net working capital (less cash and current portion of long-term debt) is calculated by subtracting total current liabilities of $182.6 million and cash and cash equivalents of $16.6 million from total current assets of $496.9 million. Amounts include receivables due from PREPA of $20.0 million and $402.3 million and tax liabilities related to our work in Puerto Rico of $43.3 million and $60.6 million at December 31, 2024 and 2023, respectively.

    As of March 5, 2025, we had unrestricted cash on hand of $64.8 million, no outstanding borrowings under our revolving credit facility and a borrowing base of $33.7 million, leaving an aggregate of $26.2 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit. As of March 5, 2025, we had total liquidity of $91.0 million consisting of cash on hand and available borrowing capacity under our revolving credit facility.

Liquidity and Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$180,717	$31,386	$15,266
Net cash used in investing activities	(10,432)	(8,786)	(2,124)
Net cash used in financing activities	(112,113)	(15,586)	(5,601)
Effect of foreign exchange rate on cash	(144)	2	(158)
Net change in cash	$58,028	$7,016	$7,383

Operating Activities

    Net cash provided by operating activities was $180.7 million, $31.4 million and $15.3 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The change in operating cash flows from 2023 to 2024 was primarily due to increased receipts on accounts receivable, including the receipt of $232.4 million from PREPA, which was partially offset by a decline in utilization for our well completion and natural sand proppant services during 2024. The change in operating cash flows from 2022 to 2023 was primarily due to increased receipts on accounts receivable, including the receipt of $22.2 million from PREPA, which was partially offset by an increase in payments on accounts payable and other liabilities.

Investing Activities

    Net cash used in investing activities was $10.4 million, $8.8 million and $2.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Cash used in investing activities is primarily comprised of purchases of property and equipment and proceeds from the disposal of property and equipment and business divestitures.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Well completion services(a)	$12,730	$17,921	$11,421
Infrastructure services(b)	2,815	716	885
Natural sand proppant services(c)	—	223	88
Other(d)	913	432	496
Eliminations(e)	607	103	(153)
Total capital expenditures	$17,065	$19,395	$12,737
a.    Capital expenditures primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the years ended December 31, 2024, 2023 and 2022.
b.    Capital expenditures primarily for truck, tooling and other equipment purchases for new infrastructure crews for the years ended December 31, 2024, 2023 and 2022.
c.    Capital expenditures primarily for maintenance for the years ended December 31, 2023 and 2022.
d.    Capital expenditures primarily for equipment for our remote accommodations and equipment rental businesses for the years ended December 31, 2024, 2023 and 2022.
e.    Eliminations primarily relate to upgrades to our pressure pumping fleet completed by our equipment manufacturing business.

Financing Activities

    Net cash used in financing activities was $112.1 million, $15.6 million and $5.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Net cash used in financing activities for the year ended December 31, 2024 was primarily attributable to net repayments under our term credit facility of $50.9 million, payments on financing transactions of $46.8 million, payments on sale leaseback transactions of $12.4 million and principal payments on financing leases and equipment financing notes totaling $1.9 million. Net cash used in financing activities for the year ended December 31, 2023 was primarily attributable to net repayments under our revolving credit facility of $83.5 million, principal payments on financing leases and equipment financing notes of $12.2 million, principal payments on sale leaseback arrangements of $5.0 million, debt issuance costs of $4.0 million and share repurchases used to satisfy tax withholding obligations of $0.9 million in connection with the vesting and settlement of certain executive restricted stock unit awards, partially offset by net proceeds from financing transactions of $46.1 million and borrowings with related parties of $43.9 million in relation to our term loan. Net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to net repayments under our revolving credit facility of $1.5 million and principal payments on financing leases and equipment notes of $4.3 million, partially offset by net proceeds received from sale-leaseback transactions of $0.2 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a ($0.1) million for the year ended December 31, 2024, a nominal amount for the year ended December 31, 2023, and ($0.2) million for the year ended December 31, 2022. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Working Capital

    Our working capital totaled $74.1 million and $314.4 million, respectively, at December 31, 2024 and 2023. Our unrestricted cash balances totaled $61.0 million and $16.6 million, respectively, at December 31, 2024 and 2023. Included in working capital are receivables due from PREPA totaling $20.0 million and $402.3 million and tax liabilities related to our work in Puerto Rico of $43.3 million and $60.6 million at December 31, 2024 and 2023, respectively.

Revolving Credit Facility and Term Credit Facility

     On October 16, 2023, we entered into a revolving credit facility and a term credit facility (each as defined below), which refinanced in full our indebtedness outstanding under, and terminated, the amended and restated revolving credit facility, dated as of October 19, 2018, as amended (the “previous revolving credit facility”), with us and certain of our direct and indirect subsidiaries, as borrowers, the lenders party thereto from time to time, and PNC Bank, National Association, as a lender and as administrative agent for the lenders.

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders (“Fifth Third Bank”), as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the revolving credit facility are secured by our assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

As of December 31, 2024 and December 31, 2023, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of each of December 31, 2024 and the filing date of this report.

On October 16, 2024, the Company entered into (i) an amendment to the revolving credit agreement (the “Credit Agreement Amendment”) and (ii) a letter of credit reimbursement agreement (the “Reimbursement Agreement”), each with Fifth Third Bank. The Credit Agreement Amendment, among other things, permits the transactions contemplated by the Reimbursement Agreement, including the issuance of one or more letters of credit to satisfy Cobra’s obligations under the Settlement Agreement relating to one or more indemnity letters of credit. The aggregate amount of all such letters of credit shall not exceed $18.4 million. Under the terms of the Reimbursement Agreement, the Company agreed to hold cash funds totaling at least 105% of the stated amount of all letters of credit in an account maintained by Fifth Third Bank and to which Fifth Third Bank has a first priority security interest.

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

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company (the “term credit facility”). The term credit facility was approved by the audit committee of our board of directors, consisting entirely of independent directors, as a transaction with a related party.

The term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the term credit facility were secured by our assets, inclusive of the subsidiary companies. The term credit facility also contained various affirmative and restrictive covenants. Interest under the term credit facility equaled the SOFR Interest Rate (as defined in the term credit facility) plus 7.50%; provided that we may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder.

In particular, under the term credit facility, we were required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the term credit facility, which were used to reduce outstanding borrowings under the term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

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

If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The revolving credit facility is currently scheduled to mature on October 16, 2028.

There were no financial covenants applicable under the revolving credit facility as of December 31, 2024 and December 31, 2023.

As of March 5, 2025, our borrowing base was $33.7 million and we had no outstanding borrowings under our revolving credit facility, leaving an aggregate of $26.2 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2024 or to date. See also Item 1A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

Sale-Leaseback Transactions

On December 30, 2020, we entered into an agreement with First National Capital, LLC, or FNC, whereby we agreed to sell certain assets from our infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, we entered into a 36-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, we entered into another agreement with FNC whereby we sold additional assets from our infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby we lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, we have the option to purchase the assets at the end of the lease term, which caused us to fail true sale treatment. As a result, we recorded a liability for the proceeds received and will continue to depreciate the assets. We imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms. During 2024, the Company changed its estimate of the purchase price at the end of the leases, resulting in charges to interest expense and financing charges, net of $9.9 million. During the fourth quarter of 2024, we purchased the assets under the June 1, 2021 and June 1, 2022 agreements for an aggregate purchase price of $10.9 million.

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

During the year ended December 31, 2024, our capital expenditures totaled $17.1 million, including $12.7 million in our well completion segment primarily related to upgrades to our pressure pumping fleet, $2.8 million in our infrastructure segment primarily related to truck, tooling and equipment purchases for new crews and $1.6 million for our other divisions primarily related to equipment additions for our remote accommodations and equipment rental businesses.

    During 2025, we currently estimate that our aggregate capital expenditures for our existing businesses will be approximately $12 million, depending upon industry conditions and our financial results. These capital expenditures include $5 million for our well completions segment, $1 million for our infrastructure segment, $1 million for our sand segment and $5 million for our other businesses, primarily related to our equipment rentals division. Additional growth in our infrastructure division is expected to be financed through leasing arrangements.

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

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2025 since the timing and size of acquisitions cannot be accurately forecasted. We intend to continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under the revolving credit facility, joint venture partnerships, sale-leaseback transactions, asset sales, including potential sales of accounts receivable or other financing transactions, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Commitment fees on revolving credit facility(a)	$664	$188	$375	$101	$—
Sale-leaseback arrangements(b)	3,283	3,283	—	—	—
Operating lease obligations(c)	7,313	3,846	2,287	727	453
Financing lease obligations(d)	10,337	2,729	5,017	1,906	685
	$21,597	$10,046	$7,679	$2,734	$1,138

a.Assumes no outstanding borrowings on the revolving credit facility.
b.Obligations under a sale-leaseback arrangement for a portion of our infrastructure segment assets.
c.Operating lease obligations primarily relate to rail cars, real estate and other equipment.
d.Financing lease obligations primarily relate to equipment for our infrastructure and natural sand proppant segments.

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
As of December 31, 2024 and 2023, our allowance for expected credit losses totaled $171.4 million and $0.2 million, respectively. During 2024 and 2023, we wrote-off accounts receivable totaling $0.3 million and $2.8 million, respectively.
PREPA Allowance for Expected Credit Losses

As of December 31, 2024, $20.0 million remained outstanding from PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds, as defined herein. During October 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico and the $18.4 million in the Withheld FEMA Funds. As of December 31, 2024, $20.0 million remained outstanding from PREPA. Under the terms of the Settlement Agreement, this amount is required to be paid to Cobra within seven days following the effective date of PREPA’s plan of adjustment.

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” in the accompanying consolidated statement of comprehensive loss, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” in the accompanying consolidated statement of comprehensive loss. Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded the $170.7 million as an allowance for expected credit losses.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this annual report for additional detail regarding our allowance for expected credit losses.

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

During the year ended December 31, 2023, we recorded a goodwill impairment charge of $1.8 million. We did not recognize any impairment of goodwill for the years ended December 31, 2024 and 2022. See Note 7. “Impairments” to our consolidated financial statements included elsewhere in this annual report for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including significant assumptions used and other details.

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

We did not recognize any impairment of other long-lived assets for the years ended December 31, 2024, 2023 or 2022.

The assumptions used in the impairment evaluation for goodwill and other long-lived assets are inherently uncertain and require management’s judgment. A continued period of low oil and natural gas prices or continued reductions in capital expenditures by our customers would likely have an adverse impact on our utilization and the prices that we receive for our services. This could result in the recognition of future material impairment charges if future cash flow estimates, based upon information then available to management, indicate that their carrying values are not recoverable.

Litigation and Contingencies

As discussed in Note 20. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report, we are involved in various litigation matters arising in the ordinary course of business. Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. For matters in which a liability is probable and reasonably estimable, we accrue an estimate for the resolution of the matter. For matters in which a liability is not probable and reasonably estimable, we do not accrue any amounts. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.

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

Throughout 2023, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities for our customers, in particular, in the Utica and Marcellus Shale natural gas plays, and, as a result, reduced demand for our well completion services. Throughout 2024, we continued to experience persistent challenges in our well completion business and other oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. We expect 2025 completions activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $61.0 million at December 31, 2024. We do not enter into investments for trading or speculative purposes.

    Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At December 31, 2024, we had no outstanding borrowings under our revolving credit facility. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2024, we had $4.0 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately ($0.3) million as of December 31, 2024. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $20.0 million as of December 31, 2024. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and “—Concentrations of Credit Risk and Significant Customers” and Note 20. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for additional information.

Seasonality

    We provide infrastructure services in the northeastern, southwestern, midwestern and western portions of the United States. We provide well completion and drilling services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Kentucky, Colorado, California, Indiana and Alberta, Canada. For the years ended December 31, 2024, 2023 and 2022, we generated approximately 35%, 48% and 45%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2024, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2024.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 7, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 7, 2025

Item 9B. Other Information

    During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2024.

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

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2024.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

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

10.1*	N810LA Helicopter Lease Extension Agreement, dated as of January 1, 2025 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.
10.2*	N904AF Helicopter Lease Extension Agreement, dated as of January 1, 2025 by and between Leopard Aviation LLC and Brim Equipment Leasing LLC.
10.3
Advisory Services Agreement, dated as of October 19, 2016, by and between the Company and Wexford Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on November 15, 2016).

10.4
Mammoth Energy Securities, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on November 15, 2016).

10.5
Form of Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on September 23, 2016).

10.6
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on September 23, 2016).

10.7†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-213504), filed with the SEC on October 3, 2016).

10.8
Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on October 19, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 14, 2017).

10.9
Amendment No. 1 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, executed on November 1, 2017, by the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 14, 2017).

10.10
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

10.12
Amendment No. 4 to Emergency Master Service Agreement for PREPA’s Electrical Grid Repairs-Hurricane Maria, dated as of January 28, 2018, between the Puerto Rico Electric Power Authority (PREPA) and Cobra Acquisitions LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37917), filed with the SEC on January 31, 2018).

10.13
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

10.15
N810LA Helicopter Lease Agreement, dated as of January 10, 2020 and effective as of January 1, 2020, by and between Cobra Aviation LLC and Brim Equipment Leasing LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on May 11, 2020).

10.16
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

10.18

Revolving Credit Agreement, dated as of October 16, 2023, by and among Mammoth Energy Services, Inc., as borrower, certain of its direct and indirect subsidiaries, as guarantors, the lenders from time to time party thereto, and Fifth Third Bank, National Association, as agent, letters of credit issuer and swing line lender.

10.19

Loan and Security Agreement, dated as of October 16, 2023, by and among Mammoth Energy Services, Inc., as borrower, certain of its direct and indirect subsidiaries, as guarantors, the lenders from time to time party thereto and Wexford Capital LP, as agent for lenders.

10.20	Assignment Agreement, dated as of December 1, 2023, between Cobra Acquisitions LLC, as seller, Mammoth Energy Services, Inc. as guarantor, and SPCP Group, LLC, as purchaser.
10.21	Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2024).
10.22
Credit Agreement Amendment, dated as of October 16, 2024, by and between the Company and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 1, 2024).

19.1*	Mammoth Energy Services Inc. Insider Trading and Unauthorized Disclosure of Information Policy
19.2*	Mammoth Energy Services Inc. Supplemental Insider Trading Policy
21.1*	List of Significant Subsidiaries of the Company.
23.1*	John T. Boyd Company Consent.
23.2*	Consent of Grant Thornton LLP with respect to the financial statements of Mammoth Energy Services Inc.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

97.1
Mammoth Energy Services, Inc. Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-37917), filed with the SEC on March 1, 2024).

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

MAMMOTH ENERGY SERVICES, INC.

Item 16. Form 10-K Summary

    None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	March 7, 2025	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phil Lancaster	Chief Executive Officer (principal executive officer)	March 7, 2025
Phil Lancaster

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	March 7, 2025
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	March 7, 2025
Arthur Amron

/s/ James D. Palm	Director	March 7, 2025
James D. Palm

/s/ Paul Jacobi	Director	March 7, 2025
Paul Jacobi

/s/ Arthur Smith	Director	March 7, 2025
Arthur Smith

/s/ Corey Booker	Director	March 7, 2025
Corey Booker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Oklahoma City, Oklahoma
March 7, 2025

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2024	2023
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$60,967	$16,556
Restricted cash	21,359	7,742
Accounts receivable, net	79,020	447,202
Inventories	15,119	12,653
Prepaid expenses	1,780	1,931
Other current assets	10,342	10,841
Total current assets	188,587	496,925

Property, plant and equipment, net	115,082	113,905
Sand reserves, net	57,273	58,528
Operating lease right-of-use assets	6,417	9,551
Goodwill	9,214	9,214
Deferred income tax asset	—	1,844
Other non-current assets	7,458	8,512
Total assets	$384,031	$698,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$32,459	$27,508
Accrued expenses and other current liabilities	33,940	86,713
Accrued expenses and other current liabilities - related parties	—	1,241
Current operating lease liability	3,450	5,771
Income taxes payable	44,658	61,320
Total current liabilities	114,507	182,553

Long-term debt from related parties	—	42,809
Deferred income tax liabilities	3,021	628
Long-term operating lease liability	2,792	3,534
Asset retirement obligations	4,234	4,140
Other long-term liabilities	6,659	4,715
Total liabilities	131,213	238,379

COMMITMENTS AND CONTINGENCIES (Note 20)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,369 and 47,941,652 issued and outstanding at December 31, 2024 and 2023	481	479
Additional paid in capital	540,431	539,558
Accumulated deficit	(283,643)	(76,317)
Accumulated other comprehensive loss	(4,451)	(3,620)
Total equity	252,818	460,100
Total liabilities and equity	$384,031	$698,479

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023	2022
REVENUE	(in thousands, except per share amounts)
Services revenue	$167,358	$269,227	$311,968
Services revenue - related parties	1,548	980	1,133
Product revenue	19,026	39,285	48,985
Total revenue	187,932	309,492	362,086

COST AND EXPENSES
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $19,848, $37,356 and $55,564, respectively, for 2024, 2023, and 2022)	151,474	219,876	241,323
Services cost of revenue - related parties (exclusive of depreciation, depletion, amortization and accretion of $0, $0 and $0, respectively, for 2024, 2023, and 2022)	366	475	541
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $5,228, $7,734 and $8,707, respectively, for 2024, 2023, and 2022)	18,911	27,489	36,723
Selling, general and administrative (Note 13)	124,821	37,458	39,554
Depreciation, depletion, amortization and accretion	25,079	45,110	64,271
Gains on disposal of assets, net	(4,014)	(6,041)	(3,908)
Impairment of goodwill	—	1,810	—
Total cost and expenses	316,637	326,177	378,504
Operating loss	(128,705)	(16,685)	(16,418)

OTHER INCOME (EXPENSE)
Interest expense and financing charges, net	(20,497)	(14,955)	(11,506)
Interest expense and financing charges, net - related parties	(4,707)	(1,241)	—
Other (expense) income, net	(64,621)	42,015	40,912
Total other income (expense)	(89,825)	25,819	29,406
Income (loss) before income taxes	(218,530)	9,134	12,988
Provision (benefit) for income taxes	(11,204)	12,297	13,607
Net loss	$(207,326)	$(3,163)	$(619)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net of tax of $0, $0 and $0, respectively, for 2024, 2023, and 2022	(831)	221	(910)
Comprehensive loss	$(208,157)	$(2,942)	$(1,529)

Net loss per share (basic and diluted) (Note 16)	$(4.31)	$(0.07)	$(0.01)
Weighted average number of shares outstanding, basic and diluted (Note 16)	48,065	47,777	47,175

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Additional	Other
	Common Stock		Retained	Paid-In	Comprehensive
	Shares	Amount	Deficit	Capital	Loss	Total
	(in thousands)
Balance at January 1, 2022	46,684	$467	$(72,535)	$538,221	$(2,931)	$463,222
Stock based compensation	628	6	—	917	—	923
Net loss	—	—	(619)	—	—	(619)
Other comprehensive loss	—	—	—	—	(910)	(910)
Balance at December 31, 2022	47,312	$473	$(73,154)	$539,138	$(3,841)	$462,616
Stock based compensation	795	8	—	1,337	—	1,345
Shares repurchased	(166)	(2)		(917)		(919)
Net loss	—	—	(3,163)	—	—	(3,163)
Other comprehensive income	—	—	—	—	221	221
Balance at December 31, 2023	47,941	$479	$(76,317)	$539,558	$(3,620)	$460,100
Stock based compensation	186	2	—	873	—	875
Net loss	—	—	(207,326)	—	—	(207,326)
Other comprehensive loss	—	—	—	—	(831)	(831)
Balance at December 31, 2024	48,127	$481	$(283,643)	$540,431	$(4,451)	$252,818

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities	(in thousands)
Net loss	$(207,326)	$(3,163)	$(619)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	875	1,345	923
Depreciation, depletion, amortization and accretion	25,079	45,110	64,271
Amortization of financing origination costs	3,131	1,288	777
Change in provision for expected credit losses	171,517	(591)	3,389
Gains on disposal of assets, net	(4,014)	(6,041)	(3,908)
Gains from sales of equipment damaged or lost down-hole	(157)	(335)	(604)
Impairment of goodwill	—	1,810	—
Gain on sale of business	—	(2,080)	—
Deferred income taxes	4,237	(1,687)	7,700
Other	160	(693)	(117)
Changes in assets and liabilities:
Accounts receivable, net	195,639	11,275	(52,527)
Inventories	(2,563)	(3,770)	(517)
Prepaid expenses and other assets	195	354	(710)
Accounts payable	2,675	(18,485)	6,680
Accrued expenses and other liabilities	3,277	(6,949)	(15,272)
Accrued expenses and other liabilities - related parties	4,647	1,241	—
Income taxes payable	(16,655)	12,757	5,800
Net cash provided by operating activities	180,717	31,386	15,266

Cash flows from investing activities:
Purchases of property and equipment	(17,065)	(19,395)	(12,737)
Business divestitures, net of cash transferred	—	3,276	—
Proceeds from disposal of property and equipment	6,633	7,333	10,613
Net cash used in investing activities	(10,432)	(8,786)	(2,124)

Cash flows from financing activities:
Borrowings on long-term debt	—	201,091	197,975
Borrowings on long-term debt - related parties	—	43,874	—
Repayments of long-term debt	—	(284,610)	(199,430)
Repayments of long-term debt - related parties	(50,888)	—	—
Proceeds from financing transaction, net	—	46,120	—
Payments on financing transaction (Note 10)	(46,837)	—	—
Proceeds from sale-leaseback transaction	—	—	4,589
Payments on sale-leaseback transaction	(12,407)	(4,958)	(4,429)
Principal payments on financing leases and equipment financing notes	(1,944)	(12,212)	(4,306)
Debt issuance costs	(37)	(3,972)	—
Other	—	(919)	—
Net cash used in financing activities	(112,113)	(15,586)	(5,601)
Effect of foreign exchange rate on cash	(144)	2	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,028	7,016	7,383
Cash, cash equivalents and restricted cash at beginning of period	24,298	17,282	9,899
Cash, cash equivalents and restricted cash at end of period	$82,326	$24,298	$17,282

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$15,526	$12,017	$10,164
Cash paid for income taxes, net of refunds received	$1,173	$897	$106
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$5,888	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$5,650	$3,339	$4,736
Right-of-use assets obtained for financing lease liabilities	$6,896	$1,417	$3,058

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

Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. Mammoth Inc.’s infrastructure division provides engineering, design, construction, upgrade, maintenance and repair services to various public and private owned utilities. Its oilfield services division provides a diversified set of services to the exploration and production industry including well completions and natural sand proppant services. Additionally, the Company provides aviation services, equipment rentals, remote accommodation services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

The following companies (“Operating Entities”) are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 2010; Bison Trucking LLC (“Bison Trucking”), formed August 2013; Mr. Inspections LLC (“MRI”), formed January 2015; Panther Drilling Systems LLC (“Panther”), formed December 2012; Muskie Proppant LLC (“Muskie”), formed September 2011; Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), acquired November 2014; Silverback Energy LLC (“Silverback”), formerly known as Stingray Logistics LLC, acquired November 2014; Great White Sand Tiger Lodging Ltd. (“Sand Tiger”), formed October 2007; Mammoth Energy Partners LLC, formed October 2016; Mammoth Equipment Leasing LLC, formed November 2016; Cobra Acquisitions LLC (“Cobra”), formed January 2017; Lion Power Services LLC (“Lion Power”), formerly known as Cobra Energy LLC, formed January 2017; Mako Acquisitions LLC (“Mako”), formed March 2017; Piranha Proppant LLC (“Piranha”), formed March 2017; Higher Power Electrical LLC (“Higher Power”), acquired April 2017; Stingray Energy Services LLC (“SR Energy”), acquired June 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 2017; South River Road, LLC (“South River”), acquired June 2017; 5 Star Electric, LLC (“5 Star”), acquired July 2017; Tiger Shark Logistics LLC (“Tiger Shark”), formed October 2017; Cobra Aviation Services LLC (“Cobra Aviation”), formed January 2018; Dire Wolf Energy Services LLC (“Dire Wolf”), formed January 2018; Black Mamba Energy LLC (“Black Mamba”), formed March 2018; Stingray Cementing and Acidizing LLC (“Stingray Cementing and Acidizing”), formerly known as RTS Energy Services LLC (“RTS”), acquired June 2018; Orca Energy Services LLC (“Orca”), formed June 2018; Python Equipment LLC (“Python”), formed December 2018; Air Rescue Systems LLC (“ARS”), acquired December 2018 and sold July 2023; Leopard Aviation LLC (“Leopard”), formed April 2019; Predator Aviation LLC (“Predator Aviation”), formed April 2019; Anaconda Manufacturing LLC (“Anaconda”), formed July 2019; Aquawolf LLC (“Aquawolf”), formed September 2019; and Falcon Fiber Solutions LLC (“Falcon”), formed March 2021.

On July 13, 2023, the Company sold all of its equity interests in ARS. Activity for ARS through the date of sale is included in the accompanying consolidated financial statements.

On December 13, 2024, the following entities were merged into Orca: Anaconda Rentals LLC, formerly known as White Wing Tubular Services LLC; Barracuda Logistics LLC (“Barracuda”); Redback Energy Services, LLC (“Redback Energy”); Redback Coil Tubing, LLC (“Coil Tubing”); Redback Pumpdown Services LLC (“Pumpdown”); WTL Oil LLC (“WTL”), formerly known as Silverback Energy Services LLC; Stingray Cementing LLC (“Cementing”); Bison Sand Logistics LLC (“Bison Sand”); Aquahawk Energy LLC (“Aquahawk”); Ivory Freight Solutions LLC (“Ivory Freight”); and IFX Transport LLC (“IFX”).

Operations

The Company’s well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company’s infrastructure services include engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry as well as repair and restoration services in response to storms and other disasters. The Company’s natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company also provides other services, including directional drilling, aviation, equipment rentals, remote accommodations and equipment manufacturing.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Previously, the Company included Bison Drilling and Panther in its drilling reportable segment. The Company now presents Bison Drilling and Panther in the “All Other” reconciling column. On December 13, 2024, Anaconda Rentals, Aquahawk, Barracuda, Bison Sand, IFX, Ivory Freight, Coil Tubing, Redback Energy, Pumpdown, Stingray Cementing and WTL were merged into Orca. Prior to 2024, Aquahawk, Bison Sand and Pumpdown were included in the Company’s well completion segment and Barracuda was included in the Company’s natural sand proppant services segment. Due to the merger of these entities into Orca, the results for Aquahawk, Bison Sand, Pumpdown and Barracuda are now included in the reconciling column titled “All Other”. The results for the years ended December 31, 2023 and 2022 have been retroactively adjusted to reflect these changes. There was no impact on previously reported total assets, total liabilities, net income (loss) or equity for the periods presented.

Change in Accounting Estimate
The Company is party to sale leaseback agreements whereby it has the option to purchase the assets at the end of the lease terms. During the year ended December 31, 2024, the Company changed its estimate of the purchase price at the end of the leases. The effect of this change in estimate for the year ended December 31, 2024 was a decrease to net income of $9.9 million, or $0.21 per both basic and diluted share.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash as of December 31, 2024 consisted of amounts held by the Company’s lender as collateral for a letter of credit and bonds. These amounts are expected to be released upon expiration of the corresponding letter of credit and bonds. Restricted cash as of December 31, 2023 consisted of amounts held by the Company’s lender as collateral for letters of credit and card program. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2024, the Company had $4.0 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,
	2024	2023
Cash and cash equivalents	$60,967	$16,556
Restricted cash	21,359	7,742
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$82,326	$24,298

Accounts Receivable
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the due date, which generally ranges from 30 to 60 days following the invoice date, and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in “other (expense) income, net” in the consolidated statement of comprehensive loss when chargeable and collectability is reasonably assured.

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the years ended December 31, 2024, 2023 and 2022, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $20.8 million, $45.4 million and $41.3 million, respectively. As discussed in more detail below, on July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). As a result of the Settlement Agreement, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the three months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA. These amounts are included in “other (expense) income, net” in the accompanying consolidated statement of comprehensive loss. Included in “accounts receivable, net” in the accompanying consolidated balance sheets as of December 31, 2023 were interest charges of $197.5 million. See below for a full description of the Settlement Agreement and its impact on the Company’s financial statements for the year ended December 31, 2024.

As of December 31, 2024 and 2023, accounts receivable included receivables from contracts with customers totaling $69.3 million and $436.3 million, respectively. Included in accounts receivable at each of December 31, 2024 and 2023, were receivables related to income taxes totaling $8.9 million.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Following is a roll forward of the allowance for expected credit losses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Balance, January 1, 2022	$18,085
Change in provision for expected credit losses	3,550
Recoveries of receivables previously charged to credit loss expense	(161)
Write-offs charged against the provision	(17,887)
Balance, December 31, 2022	3,587
Change in provision for expected credit losses	47
Recoveries of receivables previously charged to credit loss expense	(638)
Write-offs charged against the provision	(2,831)
Balance, December 31, 2023	165
Change in provision for expected credit losses	171,539
Recoveries of receivables previously charged to credit loss expense	(22)
Write-offs charged against the provision	(283)
Balance, December 31, 2024	$171,399

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $171.5 million, a nominal amount and $3.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022. These additions were charged to credit loss expense based on the factors described above.

PREPA

On October 19, 2017, one of our subsidiaries, Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid as a result of Hurricane Maria. The one-year contract, as amended, provided for payments of up to $945 million (the “first contract”). On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico (the “second contract”). PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in funds (the “Withheld FEMA Funds”) received from FEMA and considered payable to Cobra but had been withheld due to garnishments asserted by three Puerto Rican municipalities (the “Specified Municipalities”) for certain municipal tax claims discussed in Mammoth’s filings with the SEC (the “Specified Municipal Tax Claims”) and for which Cobra disputed any valid garnishment.

On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” in the accompanying consolidated statement of comprehensive loss, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” in the accompanying consolidated statement of comprehensive loss. Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded the $170.7 million as an allowance for expected credit losses.

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

Prepaid Expenses
Prepaid expenses primarily consist of insurance costs and lease expense. These costs are expensed over the periods that they benefit.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets
Other current assets primarily consists of financed insurance premiums related to our insurance policies. These costs are expensed over the terms of the policies.

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

Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on our revolving credit facility (see Note 11), our equity method investment (see Note 9) and capital contributions made to our group captive and protective cell captive insurance companies (see Note 20). Investments are accounted for under the equity method in circumstances where the Company has the ability to exercise significant influence over the operating and investing policies of the investee, but does not have control. Under the equity method, the Company recognizes its share of the investee’s earnings in its consolidated statements of comprehensive loss. Investments are evaluated for impairment and a charge to earnings is recognized when any identified impairment is determined to be other than temporary.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a roll forward of the Company’s asset retirement obligations for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Balance as of beginning of period	$4,140	$3,981
Additions and revisions of prior estimates	—	—
Accretion expense	161	141
Foreign currency translation adjustment	(67)	18
Asset retirement obligation as of end of period	$4,234	$4,140

Amortizable Intangible Assets
Intangible assets subject to amortization include trade names, which are amortized over their estimated useful lives. See Note 8 for additional disclosure related to intangible assets.

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

The Company elected the fair value option for measuring the liability of the Assignment Agreement, as defined herein. To estimate the fair value of the liability, the Company used inputs that are not observable in the market (Level 3) based on an income approach. The Company used the contractual settlement amount, imputed interest rate and expected timing of cash flows to estimate the liability as of December 31, 2023 using the discounted cash flow model. See Notes 10 and 20.

The carrying amount of cash and cash equivalents, restricted cash, trade receivables, trade payables and receivables and payables from related parties approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.

Revenue Recognition
The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $17.4 million and $12.7 million, respectively, of unbilled revenue included in “accounts receivable, net” in the accompanying consolidated balance sheets at December 31, 2024 and 2023. The Company had $2.3 million and $0.7 million of deferred revenue included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheets at December 31, 2024 and 2023.

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

Stock-based Compensation
The Company’s stock-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The Company recognizes in its financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenue and selling, general and administrative expenses. See Note 18.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by the taxing authorities. The Company has recorded interest and penalty payable of $8.5 million and $5.0 million at December 31, 2024 and 2023, respectively, related to the 2022 and 2023 tax year returns in Puerto Rico. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

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

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. The Company had $0.6 million of probable environmental liabilities included in “accounts payable” in the accompanying consolidated balance sheet at December 31, 2023. During the year ended December 31, 2024, the Company made payments totaling $0.2 million to resolve this matter. As of December 31, 2024, there were no probable environmental matters.

Other Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2024 and 2023 and revenues derived for the years ended December 31, 2024, 2023 and 2022:

	REVENUES			ACCOUNTS RECEIVABLE
	Years Ended December 31,			At December 31,
	2024	2023	2022	2024	2023
Customer A(a)	6%	3%	5%	11%	1%
Customer B(b)	—%	9%	10%	—%	—%
Customer C(c)	—%	—%	—%	25%	90%
a.Customer A is a third-party customer. Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s well completion services segment.
b.Customer B is a third-party customer. Revenues and the related accounts receivable balances earned from Customer B were derived from the Company’s well completion services segment.
c.Customer C is a third-party customer. Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s infrastructure services segment. Accounts receivable for Customer C also includes receivables due for interest charged on delinquent accounts receivable.

New Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendment requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extends certain annual disclosures to interim periods, clarifies the applicability to single reportable segment entities, permits more than one measure of profit or loss to be reported under certain conditions and requires disclosure of the title and position of the CODM. The Company adopted this standard on December 31, 2024.

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

3.     Revenues from Contracts with Customers
The Company’s primary revenue streams include well completion services, infrastructure services, natural sand proppant services and other services, which includes directional drilling, aviation, equipment rentals, remote accommodations and equipment manufacturing. See Note 21 for the Company’s revenue disaggregated by type.

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent periods. In accordance with FASB ASC 606, Revenue from Contracts with Customers, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. As of December 31, 2024, the Company had deferred revenue totaling $1.6 million related to shortfall payments. The Company did not have any deferred revenue related to shortfall payments at December 31, 2023. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue totaling $4.5 million, $2.0 million and $3.1 million, respectively, related to shortfall payments.

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

Other Services
The Company also provides directional drilling services, aviation services, equipment rentals, crude oil hauling, remote accommodations and equipment manufacturing, which are reported under other services. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company’s contract liabilities (in thousands):

Balance, January 1, 2022	$3,250
Deduction for recognition of revenue	(3,207)
Deduction for rebate credit recognized	(140)
Increase for deferral of customer prepayments	7,647
Balance, December 31, 2022	7,550
Deduction for recognition of revenue	(7,042)
Deduction for rebate credit recognized	(375)
Increase for deferral of customer prepayments	530
Balance, December 31, 2023	663
Deduction for recognition of revenue	(58)
Deduction for rebate credit recognized	(506)
Increase for deferral of shortfall payments	1,595
Increase for deferral of customer prepayments	643
Balance, December 31, 2024	$2,337

The Company did not have any contract assets as of December 31, 2024 or December 31, 2023.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the Company had unsatisfied performance obligations totaling $5.6 million, which are expected to be recognized over the next 13 months.

4. Divestitures

On July 13, 2023, the Company sold all of the equity interest in its subsidiary ARS for $3.3 million in cash. The Company recognized a gain of $2.1 million on the sale, which is included in “other (expense) income, net” in the accompanying consolidated statements of comprehensive loss.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	December 31,
	2024	2023
Supplies	$8,593	$6,757
Raw materials	1,297	872
Work in process	4,199	3,955
Finished goods	1,030	1,069
Total inventory	$15,119	$12,653

6.    Property, Plant and Equipment
Property, plant and equipment include the following (in thousands):

		December 31,
	Useful Life	2024	2023
Pressure pumping equipment	3-5 years	$261,881	$251,111
Drilling rigs and related equipment	3-15 years	97,021	97,207
Machinery and equipment	7-20 years	164,540	155,921
Buildings(a)	15-39 years	36,296	40,869
Vehicles, trucks and trailers	5-10 years	84,226	92,257
Coil tubing equipment	4-10 years	873	6,954
Land	N/A	12,349	12,393
Land improvements	15 years or life of lease	9,882	10,066
Rail improvements	10-20 years	13,445	13,793
Other property and equipment(a)	3-12 years	15,010	15,171
		695,523	695,742
Deposits on equipment and equipment in process of assembly(b)		8,921	8,670
		704,444	704,412
Less: accumulated depreciation(c)		589,362	590,507
Total property, plant and equipment, net		$115,082	$113,905
a.Included in Other property and equipment are costs of $3.1 million at each of December 31, 2024 and 2023, respectively, related to assets leased to customers under operating leases.
b.Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
c.Includes accumulated depreciation of $2.7 million and $2.3 million at December 31, 2024 and 2023, respectively, related to assets under operating leases.

Proceeds from customers for horizontal and directional drilling services equipment damaged or lost down-hole are reflected in revenue with the carrying value of the related equipment charged to cost of service revenues and are reported as cash inflows from investing activities in the statement of cash flows. For the years ended December 31, 2024, 2023 and 2022, total cash and accrued proceeds from the sale of equipment damaged or lost down-hole were $0.3 million, $0.4 million and $0.8 million, respectively, and gains on sales of equipment damaged or lost down-hole were $0.2 million, $0.3 million and $0.6 million, respectively.

Proceeds from assets sold or disposed of as well as the carrying value of the related equipment are reflected in “gains on disposal of assets, net” in the accompanying consolidated statements of comprehensive loss. For the years ended

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022, total cash and accrued proceeds from the sale of equipment were $5.5 million, $8.2 million and $10.0 million, respectively, and gains from the sale or disposal of equipment were $4.0 million, $6.0 million and $3.9 million, respectively.

A summary of depreciation, depletion, amortization and accretion expense is shown below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation expense	$22,959	$40,891	$60,545
Accretion and depletion expense	1,416	3,443	2,947
Amortization expense	704	776	779
Depreciation, depletion, amortization and accretion	$25,079	$45,110	$64,271

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

The Company performed the qualitative assessment described above during the fourth quarter of 2024. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the Company’s reporting units was greater than their carrying value. Accordingly, no further testing was required and no impairment was recognized during the year ended December 31, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Goodwill and Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by reporting segment (see Note 21) for the years ended December 31, 2024 and 2023 are presented below (in thousands):

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
Balance as of December 31, 2024
Goodwill	86,043	14,137	100,180
Accumulated impairment losses	(76,829)	(14,137)	(90,966)
	$9,214	$—	$9,214
a.See Note 7 for a description of impairment losses recognized.

Intangible Assets
The Company had the following definite lived intangible assets recorded as of the dates presented below (in thousands):

	December 31,
	2024	2023
Trade names	7,730	7,730
Less: accumulated amortization - trade names	(7,521)	(6,817)
Intangible assets, net	$209	$913
Amortization expense for intangible assets was $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The original life of trade names is 10 years as of December 31, 2024 with a remaining average useful life of 2.5 years.
Aggregated expected amortization expense for the future periods is expected to be as follows (in thousands):

Year ended December 31:	Amount
2025	$85
2026	85
2027	39
$209

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $4.1 million and $4.2 million, respectively, at December 31, 2024 and 2023. The investment is included in “other non-current assets” in the accompanying consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions’ income (loss) of $(0.1) million, $0.7 million, and $0.1 million respectively, for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in “other (loss) income, net” in the accompanying consolidated statements of comprehensive loss. No additional investments were made during the years ended December 31, 2024, 2023 and 2022.

10.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
Accrued expense and other current liabilities and Other long-term liabilities included the following (in thousands):

	December 31,
	2024	2023
Accrued Expenses and Other Current Liabilities
State and local taxes payable	$12,776	$13,111
Financed insurance premiums(a)	8,409	9,807
Sale-leaseback liability(b)	3,203	4,754
Accrued compensation and benefits	2,542	5,558
Deferred revenue	2,337	663
Financing leases	2,068	1,702
Insurance reserves	1,507	1,277
Financing arrangement, net(c)	—	48,943
Other	1,098	2,139
Total accrued expenses and other current liabilities	$33,940	$87,954

Other Long-Term Liabilities
Financing leases	$6,521	$2,138
Sale-leaseback liability(b)	—	2,555
Other	138	22
Total other long-term liabilities	$6,659	$4,715
a.Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2024, the applicable interest rate associated with financed insurance premiums was 6.49%. As of December 31, 2023, the applicable interest rates associated with financed insurance premiums ranged from 6.60% to 7.05%.
b.On December 30, 2020, the Company entered into an agreement with First National Capital, LLC (“FNC”) whereby the Company agreed to sell certain assets from its infrastructure segment to FNC for aggregate proceeds of $5.0 million. Concurrent with the sale of assets, the Company entered into a 36-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. On December 30, 2023, this lease was extended 12 months. On June 1, 2021, the Company entered into another agreement with FNC whereby the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $9.5 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.2 million. On June 1, 2022, the Company entered into another agreement with FNC whereby the Company sold additional assets from its infrastructure segment to FNC for aggregate proceeds of $4.6 million and entered into a 42-month lease agreement whereby the Company agreed to lease back the assets at a monthly rental rate of $0.1 million. Under the agreements, the Company has the option to purchase the assets at the end of the lease terms, which caused it to fail true sale treatment. As a result, the Company recorded liabilities for the proceeds received and will continue to depreciate the assets. The Company has imputed an interest rate so that the carrying amount of the financial liabilities will be the expected repurchase price at the end of the lease terms. During the year ended December 31, 2024, the Company changed its estimate of the purchase price at the end of the leases, resulting in a charge to interest expense and financing charges, net of $9.9 million. During the fourth quarter of 2024, the Company purchased the assets under the June 1, 2021 and June 1, 2022 agreements for an aggregate purchase price of $10.9 million.
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

11.    Debt

    Debt included the following (in thousands):

	December 31,
	2024	2023
Revolving credit facility	—	—
Term credit facility, including interest paid-in-kind	—	45,000
Unamortized debt issuance costs and discount	—	(2,191)
Total debt	—	42,809
Less: current portion	—	—
Total long-term debt	$—	$42,809

As of December 31, 2023, there were deferred financing costs on our revolving credit facility totaling $3.4 million included in “other non-current assets” in the accompanying consolidated balance sheets.

Revolving Credit Facility and Term Credit Facility

On October 16, 2023, the Company entered into a revolving credit facility and a term credit facility (each as defined below), which refinanced in full the Company’s indebtedness outstanding under, and terminated, the amended and restated revolving credit facility, dated as of October 19, 2018, as amended (the “previous revolving credit facility”), with us and certain of our direct and indirect subsidiaries, as borrowers, the lenders party thereto from time to time, and PNC Bank, National Association, as a lender and as administrative agent for the lenders.

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, National Association, as a lender and as administrative agent for the lenders, as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the revolving credit facility are secured by the Company’s assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and December 31, 2023, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of each of December 31, 2024, December 31, 2023 and the filing date of this report.

At December 31, 2024, the revolving credit facility was undrawn, the borrowing base was $25.2 million, and there was $17.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit. At December 31, 2023, the revolving credit facility was undrawn, the borrowing base was $27.0 million, and there was $20.7 million of borrowing capacity under the facility, after giving effect to $6.3 million of outstanding letters of credit.

On October 16, 2024, the Company entered into (i) an amendment to the revolving credit agreement (the “Credit Agreement Amendment”) and (ii) a letter of credit reimbursement agreement (the “Reimbursement Agreement”), each with Fifth Third Bank. The Credit Agreement Amendment, among other things, permits the transactions contemplated by the Reimbursement Agreement, including the issuance of one or more letters of credit to satisfy Cobra’s obligations under the Settlement Agreement relating to one or more indemnity letters of credit. The aggregate amount of all such letters of credit shall not exceed $18.4 million. Under the terms of the Reimbursement Agreement, the Company agreed to hold cash funds totaling at least 105% of the stated amount of all letters of credit in an account maintained by Fifth Third Bank and to which Fifth Third Bank has a first priority security interest.

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

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company, as administrative agent for the lenders (“Wexford”), as may be subsequently amended (the “term credit facility”). The term credit facility was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the term credit facility were secured by the Company’s assets, inclusive of the subsidiary companies. The term credit facility contained various affirmative and restrictive covenants. Interest under the term credit facility equaled the SOFR Interest Rate (as defined in the new term credit facility) plus 7.50%; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the new term credit facility) ending on or before April 16, 2025, in kind by adding such accrued interest to the principal amount of the outstanding loans thereunder.

In particular, under the term credit facility, the Company was required, among other things, to mandatorily remit to Wexford up to 50% of all amounts that constitute PREPA Claim Proceeds, as such term is defined in the term credit facility, which was used to reduce outstanding borrowings under the term credit facility, as required under the terms thereof. Wexford waived this requirement in connection with the Assignment Agreement and the $9.6 million received by Cobra from PREPA in February 2024.

At December 31, 2023, there were outstanding borrowings, including interest paid-in-kind, under the term credit facility of $45.0 million. In connection with the receipt of the first installment amount under the Settlement Agreement on October 1, 2024, the Company paid, in full, all amounts owed under the term credit facility, including the accrued and unpaid interest, in the aggregate amount of $50.9 million, and terminated the facility on October 2, 2024. In connection with the payoff of the term credit facility, Wexford waived the 1% early termination penalty.

If an event of default occurs under the revolving credit facility and remains uncured, it could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. The lenders, as applicable, (i) would not be required to lend any additional amounts to the Company, (ii) could elect to increase the interest rate by 200 basis points, (iii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iv) may have the ability to require the Company to apply all of its available cash to repay outstanding borrowings, and (v) may foreclose on substantially all of the Company’s assets. The revolving credit facility is currently scheduled to mature on October 16, 2028.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2024.

13.    Selling, General and Administrative Expense

    Selling, general and administrative (“SG&A”) expense includes of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash expenses:
Compensation and benefits	$14,448	$15,563	$13,729
Professional services	12,298	13,448	13,501
Other(a)	7,146	7,693	8,012
Total cash SG&A expense	33,892	36,704	35,242
Non-cash expenses:
Change in provision for expected credit losses(b)	90,054	(591)	3,389
Stock based compensation	875	1,345	923
Total non-cash SG&A expense	90,929	754	4,312
Total SG&A expense	$124,821	$37,458	$39,554
a.    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.
b.     Included in the year ended December 31, 2024 amount is a charge of $89.2 million related to Cobra’s Settlement Agreement with PREPA. See Note 2. Summary of Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 20. Commitments and Contingencies—Litigation included elsewhere in this report for additional information.

14.    Income Taxes
The components of income tax (benefit) provision attributable to the Company for the year ended December 31, 2024, 2023 and 2022, respectively, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. current income tax expense	$474	$715	$61
U.S. deferred income tax expense (benefit)	2,500	—	(207)
Foreign current income tax (benefit) expense	(15,913)	13,269	5,846
Foreign deferred income tax expense (benefit)	1,735	(1,687)	7,907
Total	$(11,204)	$12,297	$13,607

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss) income before income taxes	$(218,530)	$9,134	$12,988
Statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense	(45,891)	1,918	2,727
Interest and penalties	3,493	2,269	1,677
Foreign income tax rate differential	(28,291)	3,416	4,311
Foreign (loss) earnings not in reported income	(35,996)	5,188	1,565
Foreign tax credits	(166)	(11,193)	(3,646)
Withholding taxes	(19,899)	1,340	1,677
Other permanent differences	1,007	1,011	322
State tax benefit	(5,983)	227	(1,129)
Return to provision	(27)	(11)	(116)
Change in valuation allowance	120,549	8,132	6,219
Total	$(11,204)	$12,297	$13,607

The Company’s effective tax rate was 5.1% for the year ended December 31, 2024 compared to 134.6% for the year ended December 31, 2023 and 104.8% for the year ended December 31, 2022.

The effective tax rate for the years ended December 31, 2024, 2023 and 2022 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the year ended December 31, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

The Company recorded interest and penalties expense of $3.2 million, $1.8 million and $1.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the 2020, 2021, 2022 and 2023 tax year returns in Puerto Rico. Additionally, the Company recorded interest expense of $0.3 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively related to the 2019 tax year return in the United States.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax liabilities attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Section 163(j) interest limitation	$5,090	$—
Lease asset	3,660	3,249
Intangible assets	1,050	997
Accrued liabilities	3,605	3,712
Net operating loss carryover	114,506	4,334
Foreign tax credits	76,570	96,303
Other	1,442	1,315
Valuation allowance	(187,087)	(86,432)
Deferred tax assets	18,836	23,478

Deferred tax liabilities:
Property and equipment	$(14,140)	$(14,708)
Lease liability	(3,583)	(3,160)
Prepaid expenses	(2,306)	(2,586)
Other	(1,828)	(1,808)
Deferred tax liabilities	(21,857)	(22,262)
Net deferred tax (liability) asset	$(3,021)	$1,216

Reflected in accompanying balance sheet as:
Deferred income tax asset	$—	$1,844
Deferred income tax liability	(3,021)	(628)
Total	$(3,021)	$1,216

During the years ended December 31, 2024 and 2023, the Company recorded changes in its valuation allowance of $120.5 million and $8.1 million, respectively, related to deferred tax assets that are not expected to be utilized. The Company has foreign tax credit carryforwards of $76.6 million as of December 31, 2024. These credits have a 10-year carryforward period and begin to expire in 2028. As of December 31, 2024, the Company has federal net operating loss and 163(j) interest limitation carryforwards of $197.8 million and $24.2 million, respectively, that have an indefinite life carryforward. The Company has net operating loss carryforwards in Puerto Rico of $170.4 million that have a 10-year carryforward period and expire in 2034.

The Company maintains a full valuation allowance related to U.S. foreign tax credit carryforwards, as it cannot objectively assert that these deferred tax assets are more likely than not to be realized. The Company has a full valuation allowance on U.S. tax attribute carryforwards to the extent not supported by existing deferred tax liabilities. As result of the annual limitations for net operating loss carryforwards to offset only 80 percent of taxable income, the Company reflects the net deferred tax liability as of December 31, 2024. The Company recorded the full valuation allowance with respect to the Puerto Rico net operating loss carryforwards as they are not more likely than not to be realized. All available positive and negative evidence was weighed to determine whether a valuation allowance was necessary. The most significant evidential matter relates to recent cumulative loss position in the U.S. and no projected benefit related to losses generated in Puerto Rico as of December 31, 2024.

At December 31, 2024, Mammoth has a foreign subsidiary in Canada with undistributed earnings. These earnings are considered permanently reinvested, as it is the Company’s intention to reinvest these earnings in foreign operations. Although we would not be subject to income tax in the U.S. on these earnings, these amounts could be subject to withholding tax if distributed. The Company has made no provision for tax related to these undistributed earnings.

The Company has recorded interest and penalties payable of $8.5 million and $5.0 million at December 31, 2024 and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023, respectively, related to the 2020, 2021, 2022 and 2023 tax year returns in Puerto Rico and the 2019 tax year return in the United States. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

The Company did not have any uncertain tax positions for the years ended December 31, 2024 and 2023.

The Company’s U.S. federal tax returns for tax years 2019 through 2024 remain subject to examination by the tax authorities. The Company’s state and local income tax returns for tax years 2018 through 2024 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2019 through 2024 and Canada tax returns for the tax years 2017 through 2024 remain open to examination by the respective tax authorities.

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

Lease expense consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$6,576	$7,510
Short-term lease expense	191	515
Finance lease expense:
Amortization of right-of-use assets	1,767	2,059
Interest on lease liabilities	381	191
Total lease expense	$8,915	$10,275

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$6,417	$9,551
Current operating lease liability	3,450	5,771
Long-term operating lease liability	2,792	3,534
Finance leases:
Property and equipment, net	$8,731	$3,966
Accrued expenses and other current liabilities	2,068	1,702
Other liabilities	6,521	2,138

Other supplemental information related to leases for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,521	$7,438
Operating cash flows from finance leases	381	191
Financing cash flows from finance leases	1,858	3,716
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,918	$5,681
Finance leases	6,896	1,417

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	3.1 years	2.5 years
Finance leases	3.8 years	2.2 years
Weighted-average discount rate:
Operating leases	9.5%	8.7%
Finance leases	9.0%	6.3%

Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$3,846	$2,729
2026	1,590	3,014
2027	697	2,003
2028	446	953
2029	281	953
Thereafter	453	685
Total lease payments	7,313	10,337
Less: Present value discount	1,071	1,748
Present value of lease payments	$6,242	$8,589

Subsequent to December 31, 2024, the Company entered into 14 additional finance leases for trucks. These agreements provide for aggregate fixed lease payments totaling $0.9 million with lease terms of three years.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting

Certain of the Company’s agreements with its customers for equipment rentals, aviation services and remote accommodation services contain an operating lease component under FASB ASC 842, Leases, because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under FASB ASC 606, when the non-lease component is the predominant element of the combined component.

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2024, 2023 and 2022, the Company recognized lease revenue, which is included in “services revenue” and “services revenue - related parties” in the accompanying consolidated statements of comprehensive loss of $2.0 million, $3.2 million, and $3.3 million, respectively.

16.    Loss Per Share

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(207,326)	$(3,163)	$(619)
Weighted average common shares outstanding	48,065	47,777	47,175
Basic loss per share	$(4.31)	$(0.07)	$(0.01)

Diluted loss per share:
Allocation of earnings:
Net loss	$(207,326)	$(3,163)	$(619)
Weighted average common shares, including dilutive effect (a)	48,065	47,777	47,175
Diluted loss per share	$(4.31)	$(0.07)	$(0.01)
a.    No incremental shares of potentially dilutive restricted stock awards were included for the years ended December 31, 2024, 2023, or 2022 as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

18.    Stock-Based Compensation
On April 29, 2024, the Board of Directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), subject to stockholder approval, which approval was obtained at Mammoth’s 2024 Annual Meeting of Stockholders on June 12, 2024. The 2024 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan as of December 31, 2024. No new awards will be granted under the Company’s previous equity incentive plan after June 12, 2024.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2022	1,128,205	$1.27
Granted	228,310	2.19
Vested	(628,205)	1.54
Forfeited	—	—
Unvested restricted stock units as of December 31, 2022	728,310	1.32
Granted	369,050	5.17
Vested	(794,977)	1.69
Forfeited	—	—
Unvested restricted stock units as of December 31, 2023	302,383	5.06
Granted	139,280	3.59
Vested	(185,717)	4.71
Forfeited	—	—
Unvested restricted stock units as of December 31, 2024	255,946	4.52

As of December 31, 2024, there was $0.6 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 10 months.

The total fair value of shares vested was $0.7 million, $4.1 million and $1.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.9 million, $1.3 million and $0.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

19.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther, Cobra Aviation, ARS and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC (“El Toro”), Elk City

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Yard LLC (“Elk City Yard”), Double Barrel Downhole Technologies LLC (“DBDHT”), Caliber Investment Group LLC (“Caliber”) and Brim Equipment. For the years ended December 31, 2024, 2023 and 2022, revenue from related party transactions was $1.5 million, $1.0 million and $1.1 million, respectively, and costs incurred from related party transactions was $0.4 million, $0.5 million and $0.5 million, respectively. At December 31, 2024 and December 31, 2023, accounts receivable from related party transactions was $0.4 million and a nominal amount, respectively, which is included in “accounts receivable”, in the accompanying consolidated balance sheets. There was no accounts payable for related party transactions at December 31, 2024, and 2023, respectively.

On December 21, 2018, Cobra Aviation acquired all outstanding equity interest in ARS and purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investment named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investment is an entity controlled by Wexford, which owns approximately 46% of the Company’s outstanding common stock. Cobra Aviation and Leopard each lease one helicopter to Brim Equipment under the terms of aircraft lease and management agreements. ARS was subsequently sold to a third party in July 2023. See Note 4 for further discussion.

On October 16, 2023, the Company entered into a loan and security agreement with Wexford, an affiliate of Mammoth. Under this agreement, the Company had outstanding debt, including interest paid-in kind and net of debt discount and debt issuance costs, of $42.8 million as of December 31, 2023. Additionally, the Company incurred interest expense under this agreement totaling $4.7 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 11 for additional detail on the agreement with Wexford.
20.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of December 31, 2024.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $7.5 million and $6.3 million as of December 31, 2024 and 2023, respectively. Additionally, as of December 31, 2024, the Company had an outstanding letter of credit related to its Settlement Agreement with PREPA totaling $18.4 million, which is cash collateralized at Fifth Third Bank for $19.3 million.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At each of December 31, 2024 and 2023, the workers’ compensation policy required a deductible per occurrence of up to $0.3 million. At December 31, 2024 and 2023, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.5 million and $0.1 million, respectively. As of December 31, 2024 and 2023, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million.

Effective November 1, 2024, the Company became party to a deductible reimbursement insurance policy from a protected cell captive insurance company that covers losses between the $0.5 million deductible under its primary auto liability policy and $0.1 million. Also effective November 1, 2024, the Company became a member of a group captive insurance company that covers one layer of its auto liability coverage.

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. As of December 31, 2024 and 2023, accrued claims were $1.5 million and $1.3 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2024 and 2023, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million. As of December 31, 2024 and 2023, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $5.8 million for the calendar year ending December 31, 2024. At December 31, 2024 and 2023, accrued claims were $2.3 million and $1.5 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued as of December 31, 2024 or 2023 and no expense was recognized during the years ended December 31, 2024, 2023 or 2022 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2024 and 2023, outstanding performance and payment bonds totaled $14.2 million and $10.0 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $7.2 million and $2.5 million as of December 31, 2024 and 2023, respectively. There were $0.2 million in outstanding bid bonds as of December 31, 2024 and 2023, respectively.

Litigation
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from FEMA or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. PREPA was holding approximately $18.4 million in Withheld FEMA Funds received from FEMA and considered payable to Cobra but had been withheld due to garnishments asserted by three Puerto Rican municipalities for certain municipal tax claims discussed below and for which Cobra disputed any valid garnishment.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” in the accompanying consolidated statement of comprehensive loss, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” in the accompanying consolidated statement of comprehensive loss.

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

On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth Inc. and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition. On November 16, 2023, rather than respond to the motion, Foreman filed an Amended Petition naming Arty Straehla, Mark Layton and Wexford as additional defendants, added claims for fraudulent transfer arising out of the refinancing of certain debt and sought receivership over Mammoth and Cobra related to allegedly fraudulently transferred assets. The defendants moved to dismiss the Amended Petition, which was denied on March 12, 2024. On February 8, 2024, Foreman filed a Motion for Appointment of Receiver. On April 29, 2024, the Court denied that motion. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Straehla and Layton moved to dismiss the complaint. On January 18, 2024, Foreman voluntarily dismissed the Florida State Court action against Straehla and Layton. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. During 2024, the Company recognized an estimated liability related to these complaints, which is included in “accounts payable” in the accompanying consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Defined contribution plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2024, 2023 and 2022, the Company paid $2.1 million, $2.0 million and $1.9 million, respectively, in contributions to the plan.
21.    Reporting Segments and Geographic Areas
Reporting Segments

The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of Adjusted EBITDA, as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The Company defines Adjusted EBITDA as net loss before depreciation, depletion, amortization and accretion, gains or losses on disposal of assets, net, impairment of goodwill, stock based compensation, interest expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. The Company’s significant segment expenses include cost of revenue and selling, general and administrative expense.

The Company principally provides services in connection with on-shore drilling of oil and natural gas wells for small to large domestic independent oil and natural gas producers as well as electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities. As of December 31, 2024, the Company had three reportable segments, which includes well completion services (“Well Completion”), infrastructure services (“Infrastructure”) and natural sand proppant services (“Sand”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of Eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. The Infrastructure segment provides electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada.

Based on its assessment of FASB ASC 280, Segment Reporting, guidance at December 31, 2024, the Company changed its presentation in 2024 to move Bison Drilling and Panther Drilling, which were previously included in the Company’s drilling services reportable segment, to the reconciling column titled “All Other”. On December 13, 2024, Anaconda Rentals, Aquahawk, Barracuda, Bison Sand, IFX, Ivory Freight, Coil Tubing, Redback Energy, Redback Pumpdown, Stingray Cementing and WTL were merged into Orca. Prior to 2024, Aquahawk, Bison Sand and Redback Pumpdown were included in the Well Completion segment, Barracuda was included in the Sand segment and the remainder of the entities were included in the reconciling column titled “All Other”. Due to the merger of these entities into Orca, the results for Aquahawk, Bison Sand, Redback Pumpdown and Barracuda are now included in the reconciling column titled “All Other”. The results for the years ended December 31, 2023 and 2022 have been retroactively adjusted to reflect these changes.

The Company also provides directional drilling, aviation services, equipment rental services, remote accommodation and equipment manufacturing services. The businesses that provide these services are distinct operating segments, which the

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reporting segment and do not meet the aggregation criteria set forth in FASB ASC 280. Therefore, results for these operating segments are included in the column titled “All Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, restricted cash, inter-segment accounts receivable, prepaid insurance and certain property and equipment, are included in the All Other column. Although Mammoth Energy Partners LLC, which holds these corporate assets, meets one of the quantitative thresholds of a reporting segment, it does not engage in business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

Sales from one segment to another are generally priced at estimated equivalent commercial selling prices. Total revenue and total cost of revenue amounts included in the Eliminations column in the following tables include inter-segment transactions conducted between segments. Receivables due for sales from one segment to another and for corporate allocations to each segment are included in the Eliminations column for total assets in the following tables. All transactions conducted between segments are eliminated in consolidation. Transactions conducted by companies within the same reporting segment are eliminated within each reporting segment. Corporate selling, general and administrative costs are allocated to each segment based on forecasted revenue, expense and asset base. Corporate interest expense is allocated to each segment based on its inter-company payable position with the Company’s corporate entity. US income tax expense is not allocated to each segment. Foreign income tax expense is realized in the segment in which the foreign operations occur.

The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

Year Ended December 31, 2024	Well Completion	Infrastructure	Sand	All Other	Eliminations	Total
Revenue from external customers	$33,622	$110,383	$19,026	$24,901	$—	$187,932
Intersegment revenues	393	—	31	6,548	(6,972)	—
Total revenue	34,015	110,383	19,057	31,449	(6,972)	187,932

Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	38,005	92,081	17,790	22,875	—	170,751
Intersegment cost of revenues	756	51	—	6,165	(6,972)	—
Total cost of revenue	38,761	92,132	17,790	29,040	(6,972)	170,751

Selling, general and administrative, exclusive of stock based compensation	4,389	111,068	4,195	4,294	—	123,946
Interest on trade accounts receivable	—	(60,686)	—	—	—	(60,686)
Adjusted EBITDA	(9,135)	(153,503)	(2,928)	(1,885)	—	(167,451)

Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	(21,886)	(166,089)	(8,496)	(10,855)	—	(207,326)
Depreciation, depletion, amortization and accretion	10,889	2,774	5,228	6,188	—	25,079
Losses (gains) on disposal of assets, net	52	(1,304)	1	(2,763)	—	(4,014)
Stock based compensation	180	462	145	88	—	875
Interest expense and financing charges, net	1,628	21,590	186	1,800	—	25,204
Other expense, net	2	64,535	8	76	—	64,621
(Benefit) provision for income taxes	—	(14,785)	—	3,581	—	(11,204)
Interest on trade accounts receivable	—	(60,686)	—	—	—	(60,686)
Adjusted EBITDA	(9,135)	(153,503)	(2,928)	(1,885)	—	(167,451)

Total expenditures for property, plant and equipment	$12,730	$2,815	$—	$913	$607	$17,065
As of December 31, 2024:
Total assets	$61,728	$150,531	$118,855	$(97,525)	$150,442	$384,031

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2023	Well Completion	Infrastructure	Sand	All Other	Eliminations	Total
Revenue from external customers	$126,932	$110,537	$39,106	$32,917	$—	$309,492
Intersegment revenue	440	—	25	2,029	(2,494)	—
Total revenue	127,372	110,537	39,131	34,946	(2,494)	309,492

Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	103,880	90,478	25,666	27,816	—	247,840
Intersegment cost of revenues	1,182	149	—	1,163	(2,494)	—
Total cost of revenue	105,062	90,627	25,666	28,979	(2,494)	247,840

Selling, general and administrative, exclusive of stock based compensation	6,371	21,540	3,432	4,770	—	36,113
Interest on trade accounts receivable	—	45,440	—	—	—	45,440
Adjusted EBITDA	15,939	43,810	10,033	1,197	—	70,979

Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	(2,043)	8,237	1,824	(11,181)	—	(3,163)
Depreciation, depletion, amortization and accretion	15,374	8,390	7,737	13,609	—	45,110
Gains on disposal of assets, net	(2,023)	(510)	(13)	(3,495)	—	(6,041)
Impairment of goodwill	—	—	—	1,810	—	1,810
Stock based compensation	496	538	186	125	—	1,345
Interest expense and financing charges, net	4,133	9,753	317	1,993	—	16,196
Other expense (income), net	2	(39,252)	(18)	(2,747)	—	(42,015)
Provision for income taxes	—	11,214	—	1,083	—	12,297
Interest on trade accounts receivable	—	45,440	—	—	—	45,440
Adjusted EBITDA	15,939	43,810	10,033	1,197	—	70,979

Total expenditures for property, plant and equipment	$17,921	$716	$223	$432	$103	$19,395
As of December 31, 2023:
Total assets	$49,926	$462,429	$121,201	$(40,156)	$105,079	$698,479

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2022	Well Completion	Infrastructure	Sand	All Other	Eliminations	Total
Revenue from external customers	$165,645	$111,452	$48,916	$36,073	$—	$362,086
Intersegment revenues	596	—	2,475	2,057	(5,128)	—
Total revenue	166,241	111,452	51,391	38,130	(5,128)	362,086

Cost of revenue, exclusive of depreciation, depletion, amortization and accretion	120,562	91,577	35,985	30,463	—	278,587
Intersegment cost of revenues	3,882	72	—	1,174	(5,128)	—
Total cost of revenue	124,444	91,649	35,985	31,637	(5,128)	278,587

Selling, general and administrative, exclusive of stock based compensation	7,765	18,798	6,988	5,080	—	38,631
Interest on trade accounts receivable	—	41,276	—	—	—	41,276
Adjusted EBITDA	34,032	42,281	8,418	1,413	—	86,144

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	12,870	4,933	(886)	(17,536)	—	(619)
Depreciation, depletion, amortization and accretion	20,129	16,171	8,714	19,257	—	64,271
Gains on disposal of assets, net	(618)	(795)	(89)	(2,406)	—	(3,908)
Stock based compensation	369	349	118	87	—	923
Interest expense and financing charges, net	1,625	7,390	575	1,916	—	11,506
Other income, net	(343)	(40,470)	(14)	(85)	—	(40,912)
Provision for income taxes	—	13,427	—	180	—	13,607
Interest on trade accounts receivable	—	41,276	—	—	—	41,276
Adjusted EBITDA	34,032	42,281	8,418	1,413	—	86,144

Total expenditures for property, plant and equipment	$11,421	$885	$88	$496	$(153)	$12,737
As of December 31, 2022:
Total assets	$79,022	$450,841	$129,566	$14,813	$50,436	$724,678

Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$165,883	$287,467	$343,307
Canada	22,033	21,746	18,603
Other	16	279	176
Total	$187,932	$309,492	$362,086

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$187,895	$189,697	$217,101
Canada	7,549	10,013	10,885
Total	$195,444	$199,710	$227,986