Form 10-Q
period 2025-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2025-05-07
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 48,127,369 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2024 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact of reduced drilling and completions activity on utilization and pricing for our oilfield services;
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations, or OPEC+, affecting commodity price and production levels;
•the impact of the recent divestiture of our subsidiaries 5 Star Electric, LLC, Higher Power Electrical, LLC and Python Equipment LLC;
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
•our ability to execute our business and financial strategies;
•our ability to identify, complete and integrate acquisitions of assets or businesses;
•our plans with respect to any stock repurchases under the board of directors’ authorized stock repurchase program;
•our ability to recommence certain of our suspended oilfield services;
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
•the failure to receive or delays in receiving the remaining payment under the settlement agreement with the Puerto Rico Electric Power Authority;
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

    All of these types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. These forward-looking statements may be found in the “Business,” “Risk Factors,” “Management’s
i

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

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2024 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ii

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31,	December 31,
	2025	2024
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$56,650	$60,967
Restricted cash	21,601	21,359
Accounts receivable, net	76,312	79,020
Inventories	16,516	15,119
Prepaid expenses	2,018	1,780
Assets held for sale	5,844	—
Other current assets	7,632	10,342
Total current assets	186,573	188,587

Property, plant and equipment, net	108,382	115,082
Sand reserves, net	57,275	57,273
Operating lease right-of-use assets	5,544	6,417
Goodwill	9,214	9,214
Other non-current assets	7,366	7,458
Total assets	$374,354	$384,031
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$28,459	$32,459
Accrued expenses and other current liabilities	27,946	33,940
Current operating lease liability	3,177	3,450
Income taxes payable	45,444	44,658
Total current liabilities	105,026	114,507

Deferred income tax liabilities	2,987	3,021
Long-term operating lease liability	2,220	2,792
Asset retirement obligations	4,269	4,234
Other long-term liabilities	7,341	6,659
Total liabilities	121,843	131,213

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,369 issued and outstanding at March 31, 2025 and December 31, 2024	481	481
Additional paid-in capital	540,642	540,431
Accumulated deficit	(284,180)	(283,643)
Accumulated other comprehensive loss	(4,432)	(4,451)
Total equity	252,511	252,818
Total liabilities and equity	$374,354	$384,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE	(in thousands, except per share amounts)
Services revenue	$55,649	$38,814
Services revenue - related parties	78	68
Product revenue	6,738	4,307
Total revenue	62,465	43,189

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $5,164 and $5,874 for the three months ended March 31, 2025 and 2024, respectively)	47,478	34,483
Services cost of revenue - related parties	96	118
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $877 and $1,146 for the three months ended March 31, 2025 and 2024, respectively)	5,818	5,983
Selling, general and administrative	6,541	8,782
Depreciation, depletion, amortization and accretion	6,041	7,021
Gains on disposal of assets, net	(4,018)	(1,166)
Total cost, expenses and gains	61,956	55,221
Operating income (loss)	509	(12,032)

OTHER INCOME (EXPENSE)
Interest income (expense and financing charges), net	153	(6,637)
Interest income (expense and financing charges), net - related parties	—	(1,500)
Other (expense) income, net	(339)	10,143
Total other (expense) income, net	(186)	2,006
Income (loss) before income taxes	323	(10,026)
Provision for income taxes	860	1,785
Net loss	$(537)	$(11,811)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$19	$(244)
Other comprehensive income (loss)	19	(244)
Comprehensive loss	$(518)	$(12,055)

Net loss per share, basic and diluted (Note 14)	$(0.01)	$(0.25)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,150	47,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	—	—	211	—	—	211
Net loss	—	—	—	(537)	—	(537)
Other comprehensive income	—	—	—	—	19	19
Balance at March 31, 2025	48,127	$481	$540,642	$(284,180)	$(4,432)	$252,511

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
	(in thousands)
Balance at December 31, 2023	47,941	$479	$539,558	$(76,317)	$(3,620)	$460,100
Stock based compensation	67	1	218	—	—	219
Net loss	—	—	—	(11,811)	—	(11,811)
Other comprehensive loss	—	—	—	—	(244)	(244)
Balance at March 31, 2024	48,008	$480	$539,776	$(88,128)	$(3,864)	$448,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(537)	$(11,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	211	219
Depreciation, depletion, amortization and accretion	6,041	7,021
Amortization of debt origination costs	177	372
Change in provision for expected credit losses	1	229
Gains on disposal of assets, net	(4,018)	(1,166)
Deferred income taxes	(34)	609
Other	(107)	111
Changes in assets and liabilities:
Accounts receivable, net	2,710	56,623
Inventories	(1,397)	(168)
Prepaid expenses and other assets	2,472	3,236
Accounts payable	(600)	(5,152)
Accrued expenses and other liabilities	(2,994)	(5,441)
Accrued expenses and other liabilities - related parties	—	1,500
Income taxes payable	786	1,167
Net cash provided by operating activities	2,711	47,349

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,231)	(4,151)
Proceeds from disposal of property, plant and equipment	4,238	3,049
Net cash used in investing activities	(2,993)	(1,102)

Cash flows from financing activities:
Payments on financing transaction	—	(46,837)
Payments on sale leaseback transactions	(3,203)	(1,112)
Principal payments on financing leases and equipment financing notes	(595)	(503)
Debt issuance costs	—	(37)
Net cash used in financing activities	(3,798)	(48,489)
Effect of foreign exchange rate on cash	5	(35)
Net decrease in cash, cash equivalents and restricted cash	(4,075)	(2,277)
Cash, cash equivalents and restricted cash at beginning of period	82,326	24,298
Cash, cash equivalents and restricted cash at end of period	$78,251	$22,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$433	$741
Cash paid for income taxes, net of refunds received	$108	$8
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$—	$2,741
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,249	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company serving both the oil and gas and the electric utility industries in North America and US territories. During the periods discussed in this report, Mammoth’s infrastructure services included engineering, design, construction, upgrade, maintenance and repair services to various publicly and privately owned utilities as well as repair and restoration services in response to storms and other disasters. The Company’s well completion services include equipment and personnel used in connection with the completion and early production of oil and natural gas wells. The Company’s natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. Additionally, the Company provides directional drilling, aviation services, equipment rentals, remote accommodations services and equipment manufacturing. The Company was incorporated in Delaware in June 2016.

The Company’s operations are concentrated in North America. The Company operates its well completion and natural sand proppant segments and other services in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company’s well completion and natural sand proppant segments and other services depend in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented in this report, the Company provided its infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. The Company’s infrastructure segment depends on infrastructure spending on maintenance, upgrade, expansion and repair and restoration. Any prolonged decrease in spending by electric utility companies, delays or reductions in government appropriations or the failure of customers to pay their receivables could have a material adverse effect on the Company’s results of operations and financial condition.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. See Note 11 for additional information regarding these entities. All intercompany accounts and transactions have been eliminated.

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

Reclassifications
Certain prior period balances in the notes to the unaudited condensed consolidated financial statements have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. There was no impact on previously reported total assets, total liabilities, net loss or equity for the periods presented.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at March 31, 2025 and December 31, 2024 consisted of amounts held by the Company’s lender as collateral for a letter of credit and amounts held as collateral for bonds.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$56,650	$60,967
Restricted cash	21,601	21,359
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$78,251	$82,326

Accounts Receivable, net
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the due date, which generally ranges from 30 to 60 days following the invoice date, and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive income (loss) when chargeable and collectability is reasonably assured.

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

Following is a rollforward of the changes in our allowance for expected credit losses for the three months ended March 31, 2025 (in thousands):

Balance, December 31, 2024	$171,399
Change in provision for expected credit losses	61
Recoveries of receivables previously charged to credit loss expense	(61)
Write-offs charged against the provision	(258)
Balance, March 31, 2025	$171,141

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. These additions were charged to credit loss expense and other expense based on the factors described above.

PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2025, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded $170.7 million as an allowance for expected credit losses as a result of the Settlement Agreement during 2024. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

During the three months ended March 31, 2024, the Company charged interest on delinquent accounts receivable pursuant to the terms of its agreements with PREPA totaling $10.5 million.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable balances at March 31, 2025 and December 31, 2024 and percentages of total revenue derived for the three months ended March 31, 2025 and 2024:

	REVENUE		ACCOUNTS RECEIVABLE, NET
	Three Months Ended March 31,		At March 31,	At December 31,
	2025	2024	2025	2024
Customer A(a)	12%	—%	10%	—%
Customer B(a)	11%	—%	—%	5%
Customer C(a)	6%	5%	5%	11%
Customer D(a)	1%	13%	—%	—%
Customer E(b)	—%	—%	26%	25%
(a)Customers A, B, C and D are third-party customers. Revenue and the related accounts receivable balances earned from these customers were derived from the Company’s well completion services segment.
(b)Customer E is a third-party customer. The accounts receivable balances with Customer E was derived from the Company’s infrastructure services segment.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy is based on three levels of input, which are listed below. The first two are considered observable and the third is considered unobservable.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the three months ended March 31, 2025 and 2024.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable as well as financing and operating lease obligations and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 and December 31, 2024 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease obligations and financed insurance premium obligations approximated fair value on March 31, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.

Recurring Measurements

The fair value of the Company’s cash equivalents measured on a recurring basis are carried at estimated fair value. Cash equivalents consist of money market accounts and treasury bills which the Company has classified as Level 1 given the active market for these assets. At March 31, 2025 and December 31, 2024, the Company had cash equivalents measured at fair value of $39.5 million and $56.5 million, respectively.

Nonrecurring Measurements

The Company estimates fair value to perform impairment tests on long-lived assets including property, plant and equipment and goodwill. The inputs used to determine such fair value may be based on internally developed cash flow models or market appraisals, both of which would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value. As discussed in Note 5, the Company changed the classification of its drilling rig assets from held for use to held for sale at March 31, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the fair value of its drilling rig assets exceeding the carrying value at March 31, 2025 and, therefore, no impairment was recognized. At December 31, 2024, certain of the Company’s assets used in its other services were triggered for impairment based on their operating cash flows. The Company used Level 3 inputs described above to estimate the fair value of these assets and determined the fair value exceeded the carrying value and, therefore, no impairment was recognized at December 31, 2024.

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and should be applied either on a prospective basis or retrospective basis. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

3.     Revenue from Contracts with Customers
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

Additional revenue is generated through the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

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

Certain of the Company’s sand supply agreements contain a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.6 million during the three months ended March 31, 2025. The Company did not recognize any shortfall revenue during the three months ended March 31, 2024.

In certain of the Company’s sand supply agreements, the customer obtains control of the product when it is loaded into rail cars and the customer reimburses the Company for all freight charges incurred. The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the sand. If revenue is recognized for the related product before the shipping and handling activities occur, the Company recognizes the related costs of those shipping and handling activities.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Services
The Company also provides directional drilling services, aviation, equipment rentals, remote accommodations and equipment manufacturing, which are reported under other services. The Company’s other services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

Practical Expedients
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts in which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct good or service that forms part of a single performance obligation.

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets (in thousands):

Balance, December 31, 2024	$2,337
Deduction for recognition of revenue	(1,698)
Deduction for rebate credit recognized	(537)
Increase for deferral of customer prepayments	675
Balance, March 31, 2025	$777

The Company did not have any contract assets at March 31, 2025 and December 31, 2024.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company had unsatisfied performance obligations totaling $4.0 million, which will be recognized over the next 10 months.

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

	March 31,	December 31,
	2025	2024
Supplies	$10,393	$8,593
Raw materials	1,291	1,297
Work in process	3,654	4,199
Finished goods	1,178	1,030
Total inventories	$16,516	$15,119

5.    Assets Held for Sale

Pursuant to a plan to divest of its contract drilling assets, during the three months ended March 31, 2025, the Company changed its classification of its drilling rig assets from held for use to held for sale. There was no impairment related to the classification change as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value. The Company's assets held for sale totaled $5.8 million at March 31, 2025.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Property, Plant and Equipment, net
Property, plant and equipment, net includes the following (in thousands):

		March 31,	December 31,
	Useful Life	2025	2024
Pressure pumping equipment	3-5 years	$261,022	$261,881
Drilling rigs and directional drilling equipment	3-15 years	14,283	97,021
Machinery and equipment	7-20 years	151,933	164,540
Buildings	15-39 years	36,344	36,296
Vehicles, trucks and trailers	5-10 years	95,142	85,099
Land	N/A	12,349	12,349
Land improvements	15 years or life of lease	9,948	9,882
Rail improvements	10-20 years	13,445	13,445
Other property, plant and equipment(a)	3-12 years	15,073	15,010
		609,539	695,523
Deposits on equipment and equipment in process of assembly(b)		10,177	8,921
		619,716	704,444
Less: accumulated depreciation(c)		511,334	589,362
Total property, plant and equipment, net		$108,382	$115,082
(a)    Included in Other property, plant and equipment are costs of $3.1 million at March 31, 2025 and December 31, 2024 related to assets leased to customers under operating leases.
(b)    Deposits on equipment and equipment in process of assembly represents deposits placed with vendors for equipment that is in the process of assembly and purchased equipment that is being outfitted for its intended use. The equipment is not yet placed in service.
(c)    Includes accumulated depreciation of $2.8 million and $2.7 million at March 31, 2025 and December 31, 2024, respectively, related to assets leased to customers under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation	$5,987	$6,788
Amortization	21	193
Depletion and accretion	33	40
Depreciation, depletion, amortization and accretion	$6,041	$7,021

7.    Goodwill
As of March 31, 2025 and December 31, 2024, the net carrying amount of goodwill totaled $9.2 million, all of which related to the Company’s well completion segment (see Note 19). There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2025 and 2024.

8.    Equity Method Investment
On December 21, 2018, Cobra Aviation Services LLC (“Cobra Aviation”) and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim Acquisitions”) to acquire all outstanding equity interest in Brim Equipment Leasing, Inc. (“Brim Equipment”) for a total purchase price of approximately $2.0 million. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Brim Acquisitions, through Brim Equipment, owns three commercial helicopters and leases two commercial helicopters for operations, which it uses to provide a variety of services, including short haul, aerial ignition, hoist operations, aerial photography, fire suppression, construction services, animal/capture/

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
survey, search and rescue, airborne law enforcement, power line construction, precision long line operations, pipeline construction and survey, mineral and seismic exploration, and aerial seeding and fertilization.

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $4.2 million and $4.1 million at March 31, 2025 and December 31, 2024, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method income (loss) to its investment of $0.1 million and $(0.1) million for the three months ended March 31, 2025 and 2024, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

9.    Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities
    Accrued expenses and other current liabilities and other long-term liabilities included the following (in thousands):

	March 31,	December 31,
	2025	2024
State and local taxes payable	$12,498	$12,776
Financed insurance premiums(a)	5,652	8,409
Accrued compensation and benefits	4,087	2,542
Financing leases	2,307	2,068
Insurance reserves	1,445	1,507
Deferred revenue	777	2,337
Sale leaseback liability(b)	—	3,203
Other	1,180	1,098
Total accrued expenses and other current liabilities	$27,946	$33,940

Other Long-Term Liabilities
Financing leases	$7,251	$6,521
Other	90	138
Total other long-term liabilities	$7,341	$6,659
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At March 31, 2025 and December 31, 2024, the applicable interest rate associated with financed insurance premiums was 6.49%.
(b)During the three months ended March 31, 2025, the Company purchased the remaining assets under sale leaseback agreements for a purchase price of $3.2 million.
10.    Debt
Revolving Credit Facility

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the revolving credit facility are secured by the Company’s assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

At March 31, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of March 31, 2025, December 31, 2024 and the filing date of this Quarterly Report.

At March 31, 2025, the revolving credit facility was undrawn, the borrowing base was $30.2 million, and there was $22.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit. At December 31, 2024, the revolving credit facility was undrawn, the borrowing base was $25.2 million, and there was $17.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit.

On October 16, 2024, the Company entered into (i) an amendment to the revolving credit agreement (the “Credit Agreement Amendment”) and (ii) the Reimbursement Agreement, each with Fifth Third Bank. The Credit Agreement Amendment, among other things, permits the transactions contemplated by the Reimbursement Agreement, including the issuance of one or more letters of credit to satisfy Cobra’s obligations under the Settlement Agreement relating to one or more indemnity letters of credit. The aggregate amount of all such letters of credit shall not exceed $18.4 million. Under the terms of the Reimbursement Agreement, the Company agreed to hold cash funds totaling at least 105% of the stated amount of all letters of credit in an account maintained by Fifth Third Bank and to which Fifth Third Bank has a first priority security interest.

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

On April 11, 2025, the Company entered into an amendment to its revolving credit facility to, among other things, do the following:

i.receive consent from Fifth Third Bank to effectuate the sale of 5 Star Electric, LLC (“5 Star”), Higher Power Electrical, LLC (“Higher Power”) and Python Equipment LLC (“Python”) as discussed in Note 20;
ii.permit the Company to repurchase up to the lesser of $50 million or 10 million shares of its common stock on or before March 31, 2026, so long as the aggregate amount of the Company’s unrestricted cash is greater than $50 million after each such repurchase;
iii.expand the Company’s investment opportunities to include equity securities and private investments; and
iv.add certain investments and qualified cash to the borrowing base calculation.

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

Term Credit Facility

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company (“Wexford”), as administrative agent for the lenders (the “term credit facility”). The term credit facility was approved by the audit committee of the Company’s board of directors, consisting entirely of independent directors, as a transaction with a related party. The term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the term credit facility were secured by the Company’s assets, inclusive of the subsidiary companies. The term credit facility contained various affirmative and restrictive covenants. Interest under the term credit facility equaled the SOFR Interest Rate (as defined in the term credit facility) plus 7.50%; provided that the Company may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the term credit facility).

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2025.

12.    Income Taxes
The Company recorded income tax expense of $0.9 million for the three months ended March 31, 2025 compared to income tax expense of $1.8 million for the three months ended March 31, 2024. The Company’s effective tax rates were 266% and 18% for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to interest and penalties recognized during the period. The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period.

13.    Leases
Lessee Accounting

The Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with a term in excess of 12 months. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while financing leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize lease assets and liabilities and recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

The Company’s operating leases are primarily for rail cars, real estate, and equipment and its financing leases are primarily for machinery and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination of certain assets is deemed to be reasonably certain. The accounting for some of the Company’s leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

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

Lease expense consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$1,702	$1,849
Short-term lease expense	—	14
Financing lease expense:
Amortization of right-of-use assets	602	435
Interest on lease liabilities	189	54
Total lease expense	$2,493	$2,352

Right of use assets and liabilities related to financing leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Property, plant and equipment, net	$9,634	$8,731
Accrued expenses and other current liabilities	2,307	2,068
Other liabilities	7,251	6,521

Other supplemental information related to leases for the three months ended March 31, 2025 and 2024 and at March 31, 2025 and December 31, 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,674	$1,766
Operating cash flows from financing leases	189	54
Financing cash flows from financing leases	538	494
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$261	$111
Financing leases	1,815	106

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.2 years	3.1 years
Financing leases	3.5 years	3.8 years
Weighted-average discount rate:
Operating leases	9.5%	9.5%
Financing leases	9.0%	9.0%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities at March 31, 2025 are as follows (in thousands):

	Operating Leases	Financing Leases
Remainder of 2025	$2,841	$2,317
2026	1,610	3,396
2027	698	2,387
2028	447	1,763
2029	282	890
Thereafter	488	638
Total lease payments	6,366	11,391
Less: Present value discount	969	1,833
Present value of lease payments	$5,397	$9,558

Lessor Accounting

Certain of the Company’s agreements with its customers for equipment rental services, aviation services and remote accommodations services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $0.2 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net loss per share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Net loss	$(537)	$(11,811)
Weighted average common shares outstanding	48,150	47,964
Basic loss per share	$(0.01)	$(0.25)

Diluted earnings per share:
Net loss	$(537)	$(11,811)
Weighted average common shares, including dilutive effect(a)	48,150	47,964
Diluted loss per share	$(0.01)	$(0.25)
(a)    No incremental shares of potentially dilutive restricted stock awards were included for the three months ended March 31, 2025 and 2024 as their effect was antidilutive under the treasury stock method.

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

On the closing date of Mammoth’s initial public offering (“IPO”), the unreturned capital balance of Mammoth’s majority equity holder was not fully recovered from its sale of common stock in the IPO. As a result, Payout did not occur and no compensation cost was recorded.

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

For the Company’s Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07, was $18.9 million. There was no change to the unrecognized amount during the three months ended March 31, 2025.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 2.0 million shares of common stock remain available for future grants under the 2024 Plan at March 31, 2025.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested restricted stock units is presented below:

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested shares as of December 31, 2024	255,946	4.52
Vested	(66,666)	5.63
Forfeited	(25,000)	5.63
Unvested shares as of March 31, 2025	164,280	$3.90

At March 31, 2025, there was $0.2 million of total unrecognized compensation cost related to the unvested restricted stock units. The cost is expected to be recognized over a weighted average period of approximately 8 months.

The total fair value of shares vested was $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.2 million for the three months ended March 31, 2025 and 2024.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17.    Related Party Transactions
Transactions between the subsidiaries of the Company, including Panther, Cobra Aviation and Leopard and the following companies are included in Related Party Transactions: Wexford, El Toro Resources LLC, Elk City Yard LLC, Caliber Investment Group LLC and Brim Equipment. For the three months ended March 31, 2025 and 2024, revenue from related party transactions was $0.1 million and costs incurred from related party transactions was $0.1 million. At March 31, 2025 and December 31, 2024, accounts receivable from related party transactions was $0.1 million and $0.4 million, respectively, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There was no accounts payable for related party transactions at March 31, 2025 and December 31, 2024.

On December 21, 2018, Cobra Aviation purchased two commercial helicopters, spare parts, support equipment and aircraft documents from Brim Equipment. Following these transactions, and also on December 21, 2018, Cobra Aviation formed a joint venture with Wexford Investment named Brim Acquisitions to acquire all outstanding equity interests in Brim Equipment. Cobra Aviation owns a 49% economic interest and Wexford Investment owns a 51% economic interest in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investment is an entity controlled by Wexford. Cobra Aviation and Leopard each lease one helicopter to Brim Equipment under the terms of aircraft lease and management agreements.

On October 16, 2023, the Company entered into a term credit facility with Wexford. The Company incurred interest expense under this agreement totaling $1.5 million for the three months ended March 31, 2024. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 10 for additional detail on the term credit facility with Wexford.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations at March 31, 2025.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $7.5 million at March 31, 2025 and December 31, 2024. Additionally, at March 31, 2025, the Company had an outstanding letter of credit related to its Settlement Agreement with PREPA totaling $18.4 million, which is cash collateralized at Fifth Third Bank for $19.3 million.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At March 31, 2025 and December 31, 2024, the workers’ compensation policy required a deductible per occurrence of up to $0.3 million. At March 31, 2025 and December 31, 2024, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.5 million. As of March 31, 2025 and December 31, 2024, the workers’ compensation and auto liability policies contained an aggregate stop loss of $8.7 million and $5.4 million, respectively.

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

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At March 31, 2025 and December 31, 2024, accrued claims were $1.4 million and $1.5 million, respectively.

The Company also has insurance coverage for directors and officers liability. As of March 31, 2025 and December 31, 2024, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. At March 31, 2025 and December 31, 2024, the Company did not have any accrued claims for directors and officers liability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $9.1 million for the calendar year ending December 31, 2025. At March 31, 2025 and December 31, 2024, accrued claims were $2.6 million and $2.3 million, respectively. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued at March 31, 2025 and December 31, 2024 and no expense was recognized during the three months ended March 31, 2025 and 2024 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At March 31, 2025 and December 31, 2024, outstanding performance and payment bonds totaled $13.8 million and $14.2 million, respectively. The estimated cost to complete projects secured by the performance and payment bonds totaled $6.4 million at March 31, 2025. There were no outstanding bid bonds at March 31, 2025 and $0.2 million in outstanding bid bonds at December 31, 2024.

Litigation

PREPA
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. As discussed in Note 2, on July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

Other Litigation
On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition. On November 16, 2023, rather than respond to the motion, Foreman filed an Amended Petition naming Arty Straehla,

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mark Layton and Wexford as additional defendants, added claims for fraudulent transfer arising out of the refinancing of certain debt and sought receivership over Mammoth and Cobra related to allegedly fraudulently transferred assets. The defendants moved to dismiss the Amended Petition, which was denied on March 12, 2024. On February 8, 2024, Foreman filed a Motion for Appointment of Receiver. On April 29, 2024, the Court denied that motion. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Straehla and Layton moved to dismiss the complaint. On January 18, 2024, Foreman voluntarily dismissed the Florida State Court action against Straehla and Layton. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. The Company is not able to predict the outcome of these claims or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows. During 2024, the Company recognized an estimated liability related to these complaints, which is included in “accounts payable” on the unaudited condensed consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

The Company is routinely involved in state and local tax audits. During 2015, the State of Ohio assessed taxes on the purchase of equipment the Company believes is exempt under state law. The Company appealed the assessment and a hearing was held in 2017. As a result of the hearing, the Company received a decision from the State of Ohio, which the Company appealed. On February 25, 2022, the Company received an unfavorable decision on the appeal. The Company appealed the decision. On August 2, 2023, the Ohio Supreme court affirmed the ruling in part and reversed the ruling in part. The Company received the final assessment in April 2025. It did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants subsequently initiated additional individual arbitration proceedings asserting similar claims. The Company has agreed to settlements with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. The Company has recognized an estimated liability related to the remaining complaints, which is included in “accounts

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
payable” in the accompanying unaudited condensed consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

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

Assignment Agreement
On December 1, 2023, Cobra, as seller and Mammoth, as guarantor, entered into an assignment agreement (the “Assignment Agreement”) with SPCP Group, LLC (“SPCP Group”), as purchaser.

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

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during the three months ended March 31, 2024 related to the termination of the Assignment Agreement, which is included in “interest income (expense and financing charges), net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2025 and 2024, the Company paid $0.5 million in contributions to the plan.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19.    Reportable Segments
The Company’s Chief Executive Officer and Chief Financial Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of Adjusted EBITDA, as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The Company defines Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, gains or losses on disposal of assets, net, stock based compensation, interest (income) expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. The Company’s significant segment expenses include cost of revenue and selling, general and administrative.

The Company principally provides services in connection with on-shore oil and natural gas wells for small to large domestic independent oil and natural gas producers as well as electric infrastructure services to private utilities, public investor-owned utilities and co-operative utilities. At March 31, 2025, the Company had three reportable segments, which includes well completion services (“Well Completion”), infrastructure services (“Infrastructure”) and natural sand proppant services (“Sand”). The Well Completion segment provides hydraulic fracturing and water transfer services primarily in the Utica Shale of eastern Ohio, Marcellus Shale in Pennsylvania and the mid-continent region. During the periods discussed in this report, the Infrastructure segment provided electric utility infrastructure services to government-funded utilities, private utilities, public investor-owned utilities and co-operative utilities in the northeastern, southwestern, midwestern and western portions of the United States. The Sand segment mines, processes and sells sand for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale, Permian Basin, SCOOP, STACK and Montney Shale in British Columbia and Alberta, Canada.

The Company also provides directional drilling, aviation services, equipment rental services, remote accommodations and equipment manufacturing. The entities that provide these services are distinct operating segments, which the CODM reviews independently when making key operating and resource utilization decisions. None of these operating segments meet the quantitative thresholds of a reportable segment and do not meet the aggregation criteria set forth in ASC 280. Therefore, results for these operating segments are included in the column titled “Other” in the tables below. Additionally, assets for corporate activities, which primarily include cash and cash equivalents, restricted cash, intersegment accounts receivable, prepaid insurance and certain property, plant and equipment, are included in the Other column. Although Mammoth and Mammoth Energy Partners LLC, which hold these corporate assets, meet one of the quantitative thresholds of a reportable segment, they do not engage in business activities from which they may earn revenue and their results are not regularly reviewed by the Company’s CODM when making key operating and resource utilization decisions. Therefore, the Company does not include it as a reportable segment.

Sales from one segment to another are generally priced at estimated equivalent commercial selling prices. All transactions conducted between segments are eliminated in consolidation. Transactions conducted by companies within the same reportable segment are eliminated within each reportable segment. Eliminations for intersegment transactions are included in the Other column in the tables below. Corporate selling, general and administrative costs are allocated to each segment based on forecasted revenue, expense and asset base. Corporate interest expense is allocated to each segment based on its intercompany payable position with the Company’s corporate entity. US income tax expense is not allocated to each segment. Foreign income tax expense is realized in the segment in which the foreign operations occur.

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2025. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025	Well Completion	Infrastructure	Sand	Other	Total
Revenue from external and related party customers	$20,875	$30,725	$6,738	$4,127	$62,465
Intersegment revenue	46	—	1	(47)	—
Total revenue	20,921	30,725	6,739	4,080	62,465

Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	18,598	25,400	5,476	3,918	53,392
Intersegment cost of revenue	198	—	—	(198)	—
Total cost of revenue	18,796	25,400	5,476	3,720	53,392

Selling, general and administrative, exclusive of stock based compensation	976	3,763	865	726	6,330
Adjusted EBITDA	$1,149	$1,562	$398	$(366)	$2,743

Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(1,494)	$(338)	$(451)	$1,746	$(537)
Depreciation, depletion, amortization and accretion	3,068	920	877	1,176	6,041
Gains on disposal of assets, net	(381)	(165)	—	(3,472)	(4,018)
Stock based compensation	55	107	37	12	211
Interest (income) expense and financing charges, net	(100)	(12)	(86)	45	(153)
Other expense (income), net	1	421	21	(104)	339
Provision for income taxes	—	629	—	231	860
Adjusted EBITDA	$1,149	$1,562	$398	$(366)	$2,743

Total purchases of property, plant and equipment	$4,341	$2,630	$93	$167	$7,231

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2024	Well Completion	Infrastructure	Sand	Other	Total
Revenue from external and related party customers	$7,925	$25,038	$4,307	$5,919	$43,189
Intersegment revenue	109	—	—	(109)	—
Total revenue	8,034	25,038	4,307	5,810	43,189

Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	7,736	21,533	5,731	5,584	40,584
Intersegment cost of revenue	191	25	—	(216)	—
Total cost of revenue	7,927	21,558	5,731	5,368	40,584

Selling, general and administrative, exclusive of stock based compensation	966	5,500	992	1,105	8,563
Interest on trade accounts receivable	—	(10,485)	—	—	(10,485)
Adjusted EBITDA	$(859)	$8,465	$(2,416)	$(663)	$4,527

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(4,720)	$(405)	$(3,681)	$(3,005)	$(11,811)
Depreciation, depletion, amortization and accretion	3,087	718	1,146	2,070	7,021
Loss (gains) on disposal of assets, net	250	(483)	—	(933)	(1,166)
Stock based compensation	42	117	37	23	219
Interest expense and financing charges, net, inclusive of related parties	481	7,099	83	474	8,137
Other expense (income), net	1	(10,258)	(1)	115	(10,143)
Provision for income taxes	—	1,192	—	593	1,785
Interest on trade accounts receivable	—	10,485	—	—	10,485
Adjusted EBITDA	$(859)	$8,465	$(2,416)	$(663)	$4,527

Total purchases of property, plant and equipment	$3,414	$590	$—	$147	4,151

	Well Completion	Infrastructure	Sand	Other	Total
As of March 31, 2025:
Total assets	$62,701	$151,483	$112,015	$48,155	$374,354
As of December 31, 2024:
Total assets	$61,728	$150,531	$118,855	$52,917	$384,031

20.    Subsequent Events
Equity Interest Purchase Agreement
On April 11, 2025, Lion Power Services LLC (“Lion”), a subsidiary of the Company, entered into an Equity Interest Purchase Agreement (the “Agreement”), as the seller, with Peak Utility Services Group, Inc. (“Peak”), as the buyer, pursuant to which Lion sold all equity interests in its wholly-owned subsidiaries 5 Star, Higher Power and Python (the “Transaction”). The Transaction was completed simultaneously with the signing of the Agreement on April 11, 2025.

The aggregate sales price in connection with the Transaction was approximately $108.7 million, subject to customary post-closing adjustments. Of the $108.7 million, $98.3 million was paid to Lion and the remaining $10.4 million was deposited into an escrow account for the purposes of funding post-closing adjustments for at least ninety days and indemnified liabilities until at least May 15, 2026. The Agreement includes customary representations, warranties and covenants by the parties. In addition, the Agreement provides for customary indemnification rights with respect to a breach of a representation, warranty or covenant by either party, subject to customary thresholds and caps on liability.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Agreement, Phil Lancaster, the Company’s current Chief Executive Officer (“CEO”), will become an employee of Peak upon the earlier of July 1, 2025, or appointment of a successor CEO. The Company’s board of directors has initiated a search to identify a successor CEO and Mr. Lancaster will continue to serve as Mammoth’s CEO in the interim.

The results for the divested entities are included in the Company’s Infrastructure segment. The Company determined the divested entities did not meet held for sale criteria at March 31, 2025. The Company will report the results of the divested entities as discontinued operations in its unaudited condensed consolidated financial statements beginning in its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2025.

Revolving Credit Agreement Amendment

As previously discussed, on April 11, 2025, the Company entered into an amendment to its revolving credit facility with Fifth Third Bank. See Note 10 for a detailed description of the amendment.

Aircraft Purchase Agreement

On April 3, 2025, Cobra Aviation entered into an agreement with a third-party seller whereby it purchased eight small passenger aircraft, which are currently under lease with a commuter airline, for an aggregate amount of approximately $11.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2025 and the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Overview

    We are an integrated, growth-oriented energy services company focused on providing products and services to enable the exploration and development of North American onshore unconventional oil and natural gas reserve as well as the construction and repair of the electric grid for private utilities, public investor-owned utilities and co-operative utilities through our infrastructure services segment. Our primary business objective is to grow our operations and create value for stockholders through organic growth opportunities and accretive acquisitions and divestitures. Our suite of services includes well completion services, infrastructure services, natural sand proppant services and other services. Our well completion services segment provides hydraulic fracturing, sand hauling and water transfer services. Our infrastructure services segment provides engineering and fiber services to the electrical infrastructure industry. Our natural sand proppant services segment mines, processes and sells natural sand proppant used for hydraulic fracturing. In addition to these segments, we also provide directional drilling services, aviation services, equipment rentals, remote accommodations and equipment manufacturing. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in maintaining and improving electrical infrastructure. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

We continue to address the external challenges in today’s economic environment as we remain disciplined with our spending and are focused on continuing to improve our operational efficiencies and cost structure and on enhancing value for our stockholders.

On April 11, 2025, we completed a transaction to sell a portion of our infrastructure services entities, including our distribution, transmission and substation operations for aggregate proceeds of $108.7 million, subject to customary post-closing adjustments. The Company believes this transaction will be accretive for its stockholders. Mammoth entered the infrastructure sector in 2017 with two small acquisitions and has grown and added to it through organic development to generate more than $90 million of revenue annually in each of the last three years. We believe this transaction unlocks significant value for the Mammoth enterprise and with the increased cash position, we are actively exploring opportunities to deploy capital at accretive returns.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2024, we continued to experience persistent challenges in our well completion and natural sand proppant services segments associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Macroeconomic uncertainty, tariff implications and OPEC+ production increases have placed significant pressure on the energy market, and more specifically, commodity prices. This has widely softened expectations for activity levels throughout 2025. We expect 2025 completions activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

In response to market conditions and reduced demand, we temporarily shut down our cementing and acidizing operations and flowback operations beginning in July 2019, our rig hauling operations beginning in April 2020, our coil tubing, pressure control and full service transportation operations beginning in July 2020 and our crude oil hauling operations beginning in July 2021. We continue to monitor the market to determine if and when we can recommence these services.

Natural Sand Proppant Industry
    The natural sand proppant industry is closely aligned with the oil and gas industry. Similar to our well completion segment, activity for our natural sand proppant services segment remained suppressed throughout 2024. We expect 2025 activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas.

    As a result of adverse market conditions, production at our Muskie sand facility in Pierce County, Wisconsin has been temporarily idled since September 2018. Our contracted capacity has provided a baseline of business, which has kept our Taylor and Piranha plants operating and our costs competitive.

Energy Infrastructure Industry

    Prior to the sale described above, our infrastructure services segment provides engineering, design, construction, upgrade, maintenance and repair services to the electrical infrastructure industry. We offered a broad range of services on electric transmission and distribution, or T&D, networks and substation facilities, which include engineering, design, construction, upgrade, maintenance and repair of high voltage transmission lines, substations and lower voltage overhead and underground distribution systems. Our commercial services included the installation, maintenance and repair of commercial wiring. We also provided storm repair and restoration services in response to storms and other disasters. We provided infrastructure services primarily in the northeastern, southwestern, midwestern and western portions of the United States. We retained our infrastructure engineering and fiber entities and continue to operate in the midwestern and western portions of the United States.

Settlement Agreement with PREPA

Since we commenced infrastructure services operations, a substantial portion of our infrastructure revenue has been generated from storm restoration work, primarily from PREPA. Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

First Quarter 2025 Financial Overview

•Revenue for the first quarter of 2025 increased by $19.3 million, or 45%, to $62.5 million from $43.2 million for the first quarter of 2024. The increase in total revenue is primarily attributable to an increase in well completion services, infrastructure services and natural sand proppant services revenue.

•Net loss for the first quarter of 2025 was $0.5 million, or $0.01 loss per diluted share, as compared to net loss of $11.8 million, or $0.25 loss per diluted share, for the first quarter of 2024. The improvement is primarily attributable to an increase in utilization for our well completion, infrastructure and natural sand proppant services.

•Adjusted EBITDA for the first quarter of 2025 was $2.7 million as compared to $4.5 million for the first quarter of 2024. See “Non-GAAP Financial Measures” for a reconciliation of net loss to Adjusted EBITDA.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Revenue:
Well completion services	$20,921	$8,034
Infrastructure services	30,725	25,038
Natural sand proppant services	6,739	4,307
Other services	5,858	6,895
Eliminations	(1,778)	(1,085)
Total revenue	62,465	43,189

Cost of revenue:
Well completion services (exclusive of depreciation and amortization of $3,068 and $3,087 for the three months ended March 31, 2025 and 2024, respectively)	18,796	7,927
Infrastructure services (exclusive of depreciation and amortization of $920 and $718 for the three months ended March 31, 2025 and 2024, respectively)	25,400	21,558
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $877 and $1,146 for the three months ended March 31, 2025 and 2024, respectively)	5,476	5,731
Other services (exclusive of depreciation and amortization of $1,176 and $2,069 for the three months ended March 31, 2025 and 2024, respectively)	5,498	6,453
Eliminations	(1,778)	(1,085)
Total cost of revenue	53,392	40,584
Selling, general and administrative	6,541	8,782
Depreciation, depletion, amortization and accretion	6,041	7,021
Gains on disposal of assets, net	(4,018)	(1,166)
Operating income (loss)	509	(12,032)
Interest income (expense and financing charges), net, inclusive of related parties	153	(8,137)
Other (expense) income, net	(339)	10,143
Income (loss) before income taxes	323	(10,026)
Provision for income taxes	860	1,785
Net loss	$(537)	$(11,811)

    Revenue. Revenue for the three months ended March 31, 2025 increased $19.3 million, or 45%, to $62.5 million from $43.2 million for the three months ended March 31, 2024. The increase in total revenue is primarily attributable to increases in revenue for our well completion, infrastructure and natural sand proppant services segments during the three months ended March 31, 2025. Revenue by segment was as follows:

    Well Completion Services. Well completion services revenue increased $12.9 million, or 161%, to $20.9 million for the three months ended March 31, 2025 from $8.0 million for the three months ended March 31, 2024. The increase in our well completion services revenue was primarily driven by an 118% increase in the number of stages completed from 380 for the three months ended March 31, 2024 to 828 for the three months ended March 31, 2025. An average of 1.3 of our pressure pumping fleets were active for the three months ended March 31, 2025 as compared to an average of 0.6 pressure pumping fleets during the three months ended March 31, 2024.

    Infrastructure Services. Infrastructure services revenue increased $5.7 million, or 23%, to $30.7 million for the three months ended March 31, 2025 from $25.0 million for the three months ended March 31, 2024. The increase in revenue was primarily due to an increase in average crew count from 75 crews for the three months ended March 31, 2024 to 100 crews for the three months ended March 31, 2025 coupled with a $5.1 million increase in storm restoration activity. These increases were partially offset by a $2.4 million decrease in substation revenue.

    Natural Sand Proppant Services. Natural sand proppant services revenue increased $2.4 million, or 56%, to $6.7 million for the three months ended March 31, 2025 from $4.3 million for the three months ended March 31, 2024 primarily due to a 30% increase in tons of sand sold from 145,662 tons for the three months ended March 31, 2024 to 189,020 tons for the three months ended March 31, 2025, coupled with $1.6 million of shortfall revenue recognized during the three months ended March 31, 2025. This was partially offset by a 12% decline in the average price per ton of sand sold from $24.38 per ton during the three months ended March 31, 2024 to $21.49 per ton during the three months ended March 31, 2025.

    Other. Other revenue, consisting of revenue derived from our directional drilling, aviation, equipment rental, remote accommodations and equipment manufacturing services, decreased approximately $1.0 million, or 14%, to $5.9 million for the three months ended March 31, 2025 from $6.9 million for the three months ended March 31, 2024. Intersegment revenue, consisting primarily of equipment manufacturing revenue derived from our well completion segment, was $1.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

The decline in revenue is primarily attributable to a decrease in equipment manufacturing revenue coupled with a decrease in remote accommodations revenue. On average, 179 rooms were utilized during the three months ended March 31, 2025 as compared to 235 for the three months ended March 31, 2024 for our remote accommodations services. These decreases were partially offset by an increase in equipment rental revenue. An average of 231 pieces of equipment were rented to customers during the three months ended March 31, 2025, an increase of 9% from an average of 211 pieces of equipment rented to customers during the three months ended March 31, 2024.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $12.8 million from $40.6 million, or 94% of total revenue, for the three months ended March 31, 2024 to $53.4 million, or 85% of total revenue, for the three months ended March 31, 2025. The increase is primarily due to an increase in activity in our well completion segment. Cost of revenue by segment was as follows:

Well Completion Services. Well completion services cost of revenue, exclusive of depreciation and amortization, increased $10.9 million, or 138%, to $18.8 million for the three months ended March 31, 2025 from $7.9 million for the three months ended March 31, 2024, primarily due to an increase in utilization of our fleets. As a percentage of revenue, our well completion services cost of revenue, exclusive of depreciation and amortization of $3.1 million for the three months ended March 31, 2025 and 2024 was 90% and 99% for the three months ended March 31, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization of our pressure pumping services, resulting in a lower ratio of fixed costs to variable costs.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation and amortization, increased $3.8 million, or 18%, to $25.4 million for the three months ended March 31, 2025 from $21.6 million for the three months ended March 31, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, was 83% and 86% for the three months ended March 31, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in storm restoration work, which produces higher margins.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, decreased $0.2 million, or 4%, to $5.5 million for the three months ended March 31, 2025 from $5.7 million for the three months ended March 31, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, was 82% and 133% for the three months ended March 31, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in tons of sand sold and the recognition of shortfall revenue, which was partially offset by a decline in the average price per ton of sand sold.

    Other. Other cost of revenue, exclusive of depreciation and amortization, decreased $1.0 million, or 15%, to $5.5 million for the three months ended March 31, 2025 from $6.5 million for the three months ended March 31, 2024 primarily due to decreased activity. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $1.2 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, was 93% and 94% for the three months ended March 31, 2025 and 2024, respectively.

    Selling, General and Administrative. Selling, general and administrative, or SG&A, represent the costs associated with managing and supporting our operations. SG&A decreased $2.3 million, or 26%, to $6.5 million for the three months ended March 31, 2025 from $8.8 million for the three months ended March 31, 2024 primarily due to a decrease in compensation and benefits. The table below presents a breakdown of SG&A for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Compensation and benefits	$3,082	$4,104
Professional services	1,785	2,457
Change in provision for expected credit losses	1	229
Stock based compensation	211	219
Other(a)	1,462	1,773
Total SG&A	$6,541	$8,782
(a)    Includes travel-related costs, information technology expenses, rent, utilities and other general and administrative-related costs.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1.0 million, or 14%, to $6.0 million for the three months ended March 31, 2025 from $7.0 million for the three months ended March 31, 2024. The decrease is primarily attributable to a decline in property, plant and equipment depreciation as a result of existing assets being fully depreciated during or after the three months ended March 31, 2024.

Gains on Disposal of Assets, Net. Gains on the disposal of assets, net were $4.0 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

    Operating Income (Loss). We reported operating income of $0.5 million for the three months ended March 31, 2025 compared to operating loss of $12.0 million for the three months ended March 31, 2024. The increase in operating income is primarily due to an increase in activity for our well completion, infrastructure and natural sand proppant services segments.

    Interest Income (Expense and Financing Charges), Net. Interest income, net of interest expense and financing charges was $0.2 million for the three months ended March 31, 2025 compared to interest expense and financing charges, net of $8.1 million for the three months ended March 31, 2024. The change is primarily due to a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group during the three months ended March 31, 2024. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information. Additionally, interest expense on long-term debt decreased by $1.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the payoff of our term credit facility in October 2024.

    Other (Expense) Income, Net. Other expense was $0.3 million for the three months ended March 31, 2025 compared to other income of $10.1 million for the three months ended March 31, 2024. The change is primarily due to the recognition of interest on delinquent accounts receivable totaling $10.5 million during the three months ended March 31, 2024 with no similar activity during the three months ended March 31, 2025.

    Provision for Income Taxes. We recorded income tax expense of $0.9 million on pre-tax income of $0.3 million for the three months ended March 31, 2025 compared to income tax expense of $1.8 million on pre-tax loss of $10.0 million for the three months ended March 31, 2024. Our effective tax rates were 266% and 18% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to interest and penalties recognized during the period. The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before depreciation, depletion, amortization and accretion, gains (losses) on disposal of assets, net, stock based compensation, interest (income) expense and financing charges, other (income) expense, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to net income or loss, the most directly comparable GAAP financial measure, on a consolidated basis and for each of our reportable segments and other services for the specified periods (in thousands):

Consolidated

	Three Months Ended
	March 31,
Reconciliation of net loss to Adjusted EBITDA:	2025	2024
Net loss	$(537)	$(11,811)
Depreciation, depletion, amortization and accretion	6,041	7,021
Gains on disposal of assets, net	(4,018)	(1,166)
Stock based compensation	211	219
Interest (income) expense and financing charges, net, inclusive of related parties	(153)	8,137
Other expense (income), net	339	(10,143)
Provision for income taxes	860	1,785
Interest on trade accounts receivable	—	10,485
Adjusted EBITDA	$2,743	$4,527

Well Completion Services

	Three Months Ended
	March 31,
Reconciliation of net loss to Adjusted EBITDA:	2025	2024
Net loss	$(1,494)	$(4,720)
Depreciation and amortization	3,068	3,087
(Gains) losses on disposal of assets, net	(381)	250
Stock based compensation	55	42
Interest (income) expense and financing charges, net, inclusive of related parties	(100)	481
Other expense, net	1	1
Adjusted EBITDA	$1,149	$(859)

Infrastructure Services

	Three Months Ended
	March 31,
Reconciliation of net loss to Adjusted EBITDA:	2025	2024
Net loss	$(338)	$(405)
Depreciation and amortization	920	718
Gains on disposal of assets, net	(165)	(483)
Stock based compensation	107	117
Interest (income) expense and financing charges, net, inclusive of related parties	(12)	7,099
Other expense (income), net	421	(10,258)
Provision for income taxes	629	1,192
Interest on trade accounts receivable	—	10,485
Adjusted EBITDA	$1,562	$8,465

Natural Sand Proppant Services

	Three Months Ended
	March 31,
Reconciliation of net loss to Adjusted EBITDA:	2025	2024
Net loss	$(451)	$(3,681)
Depreciation, depletion, amortization and accretion	877	1,146
Stock based compensation	37	37
Interest (income) expense and financing charges, net, inclusive of related parties	(86)	83
Other expense (income), net	21	(1)
Adjusted EBITDA	$398	$(2,416)

Other(a)

	Three Months Ended
	March 31,
Reconciliation of net income (loss) to Adjusted EBITDA:	2025	2024
Net income (loss)	$1,746	$(3,005)
Depreciation, amortization and accretion	1,176	2,070
Gains on disposal of assets, net	(3,472)	(933)
Stock based compensation	12	23
Interest expense and financing charges, net, inclusive of related parties	45	474
Other (income) expense, net	(104)	115
Provision for income taxes	231	593
Adjusted EBITDA	$(366)	$(663)
(a)    Includes results for our directional drilling, aviation, equipment rentals, remote accommodations and equipment manufacturing and corporate related activities. Our corporate related activities do not generate revenue.

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 18. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility, proceeds from the sale of assets and cash flows from operations, as well as the net proceeds received by Cobra under the assignment agreement with SPCP Group relating to the PREPA receivable. Our primary uses of capital have been for investing in property, plant and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$56,650	$60,967
Revolving credit facility borrowing base	30,224	25,162
Less letter of credit facilities (environmental remediation)	(4,228)	(4,228)
Less letter of credit facilities (insurance programs)	(3,300)	(3,300)
Net working capital (less cash, cash equivalents and restricted cash)(a)	3,296	(8,246)
Total	$82,642	$70,355
(a)Net working capital (less cash, cash equivalents and restricted cash) is a non-GAAP measure and, at March 31, 2025, is calculated by subtracting total current liabilities of $105.0 million, cash and cash equivalents of $56.7 million and restricted cash of $21.6 million from total current assets of $186.6 million. As of December 31, 2024, net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities of $114.5 million, cash and cash equivalents of $61.0 million and restricted cash of $21.4 million from total current assets of $188.6 million.

    As of May 2, 2025, we had unrestricted cash on hand of $135.4 million and no outstanding borrowings under our revolving credit facility and a borrowing base of $75.0 million, leaving an aggregate of $67.5 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$2,711	$47,349
Net cash used in investing activities	(2,993)	(1,102)
Net cash used in financing activities	(3,798)	(48,489)
Effect of foreign exchange rate on cash	5	(35)
Net decrease in cash, cash equivalents and restricted cash	$(4,075)	$(2,277)

Operating Activities

    Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2025, compared to $47.3 million for the three months ended March 31, 2024. The decrease in operating cash flows for the three months ended March 31, 2025 was primarily attributable to a $53.9 million decrease in receipts on accounts receivable, which was partially offset by an $11.3 million decrease in net loss.

Investing Activities

    Net cash used in investing activities was $3.0 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024. The increase in net cash used in investing activities for the three months ended March 31, 2025 is primarily due to an increase in purchases of property, plant and equipment of $3.1 million, which was partially offset by an increase in proceeds from the disposal of property, plant and equipment of $1.2 million.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Well completion services(a)	$4,341	$3,414
Infrastructure services(b)	2,630	590
Natural sand proppant services(c)	93	—
Other(d)	167	147
Total purchases of property, plant and equipment	$7,231	$4,151
(a)     Purchases primarily for upgrades to our pressure pumping fleet to reduce greenhouse gas emissions and maintenance for the three months ended March 31, 2025 and 2024.
(b)     Purchases primarily for truck, tooling and other equipment for the three months ended March 31, 2025 and 2024.
(c)    Purchases primarily for maintenance for the three months ended March 31, 2025.
(d)    Purchases primarily for equipment for our remote accommodations and equipment rental services for the three months ended March 31, 2025 and 2024.

Financing Activities

    Net cash used in financing activities was $3.8 million for the three months ended March 31, 2025, compared to $48.5 million for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to payments on sale leaseback transactions of $3.2 million and principal payments on financing leases and equipment financing notes totaling $0.6 million. Net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to payments on financing transactions of $46.8 million, payments on sale leaseback transactions of $1.1 million and principal payments on financing leases and equipment financing notes totaling $0.5 million.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for the three months ended March 31, 2025 and 2024. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts, respectively.

Net Working Capital

    Our net working capital totaled $81.5 million and $74.1 million, respectively, at March 31, 2025 and December 31, 2024. Our unrestricted cash balances were $56.7 million and $61.0 million at March 31, 2025 and December 31, 2024, respectively.

Revolving Credit Facility and Term Credit Facility

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $75 million. Borrowings under the revolving credit facility are secured by our assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

At March 31, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of March 31, 2025 and the filing date of this Quarterly Report.

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

On April 11, 2025, we entered into a second amendment to our revolving credit agreement to, among other things, do the following:

i.receive consent from Fifth Third Bank to effectuate the sale of 5 Star Electric, LLC, Higher Power Electric, LLC and Python Equipment LLC;
ii.permit the Company to repurchase up to the lesser of $50 million or 10 million shares of its common stock on or before March 31, 2026, so long as the aggregate amount of the Company’s unrestricted cash is greater than $50 million after each such repurchase;
iii.expand the Company’s investment opportunities to include equity securities and private investments; and
iv.add certain investments and qualified cash to the borrowing base calculation.

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, also entered into a loan and security agreement with the lenders party thereto and Wexford Capital LP, an affiliate of the Company (“Wexford”), as administrative agent for the lenders (the “term credit facility”). The term credit facility was approved by the audit committee of our board of directors, consisting entirely of independent directors, as a transaction with a related party.

The term credit facility provided for term commitments in an aggregate amount equal to $45 million. Borrowings under the term credit facility were secured by our assets, inclusive of the subsidiary companies. The term credit facility also contained various affirmative and restrictive covenants. Interest under the term credit facility equaled the SOFR Interest Rate (as defined in the term credit facility) plus 7.50%; provided that we may elect to pay all or a portion of the accrued interest due with respect to any Interest Period (as defined in the term credit facility).

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

There were no financial covenants applicable under the revolving credit facility at March 31, 2025 and December 31, 2024.

At May 2, 2025, our borrowing base was $75.0 million and we had no outstanding borrowings under our revolving credit facility, leaving an aggregate of $67.5 million of available borrowing capacity, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this Quarterly Report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program at March 31, 2025 or to date.

Sale Leaseback Transactions
We were party to agreements with First National Capital, LLC, or FNC, whereby we sold certain assets from our infrastructure segment to FNC. Concurrent with the sale of assets, we entered into lease agreements whereby we leased back the assets. Under the agreements, we had the option to purchase the assets at the end of the lease term. During the fourth quarter of 2024, we purchased a portion of the assets for an aggregate purchase price of $10.9 million. During the first quarter of 2025, we purchased the remainder of the assets for a purchase price of $3.2 million.

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, including the cash payments received to date under the Settlement Agreement with PREPA, operating cash flow, available borrowings under our currently undrawn credit facility and proceeds from divestitures will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

During the three months ended March 31, 2025, our capital expenditures totaled $7.2 million. During 2025, we currently estimate that our aggregate capital expenditures for our existing entities will be approximately $12 million, depending upon industry conditions and our financial results. These capital expenditures include $5 million for our well completion segment, $3 million for our infrastructure segment, $1 million for our sand segment and $3 million for our other services, primarily related to our equipment rentals services.

Also, as noted above in this Quarterly Report, in response to market conditions and reduced demand, we have (i) temporarily shut down certain of our oilfield service offerings, including coil tubing, pressure control, flowback, crude oil hauling, cementing, acidizing and land drilling services, (ii) idled certain facilities, including our sand processing plant in Pierce County, Wisconsin and (iii) reduced our workforce across all of our operations. We continue to monitor market conditions to determine if and when we will recommence these services and operations and increase our workforce. Any such recommencement and expansion will further increase our liquidity requirements in advance of revenue generation.

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

If we seek additional capital for any of the above or other reasons, we may do so through borrowings under the revolving credit facility, joint venture partnerships, sale leaseback transactions, asset sales, including potential sales of accounts receivable or other financing transactions, offerings of debt or equity securities or other means. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that this additional capital will be available on acceptable terms or at all. If we are unable to obtain funds we need, our ability to conduct operations, make capital expenditures, satisfy debt services obligations, pay litigation settlement obligations, fund contingencies and/or complete acquisitions that may be favorable to us will be impaired, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Throughout 2024, we continued to experience persistent challenges in our well completion and natural sand proppant services segments associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Macroeconomic uncertainty, tariff implications and OPEC+ production increases have placed significant pressure on the energy market, and more specifically, commodity prices. This has widely softened expectations for activity levels throughout 2025. We expect 2025 completions activity to be relatively steady, with the potential for upside compared to 2024 driven by incremental demand associated with natural gas. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $56.7 million at March 31, 2025. Currently, we do not enter into investments for trading or speculative purposes. However, we may enter into these types of investments in the future.

     Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At March 31, 2025, we had no outstanding borrowings under our revolving credit facility. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodations entity, which is included in our other services, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2025, we had $3.1 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a nominal change to our pre-tax income at March 31, 2025. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $20.0 million at March 31, 2025. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of our unaudited condensed consolidated financial statements.

Seasonality

    We provide infrastructure services in the midwestern and western portions of the United States. We provide well completion and natural sand proppant services primarily in the Utica, Permian Basin, Eagle Ford, Marcellus, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodations services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Colorado, California and Alberta, Canada. A portion of our revenue is generated in Ohio, Wisconsin, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation and Trade Policies

    Moderate inflationary pressures and uncertainty regarding recently enacted and potential future changes to international tariffs and trade policies may contribute to increases in the cost of certain goods, services and labor. Additionally, changes to international tariffs and trade policies may negatively impact our natural sand proppant services in relation to sales to Canadian customers. We continue to actively monitor the impact that inflationary pressures and trade policies may have on our business.

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

At March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that at March 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims, employment related disputes, arbitrations, class actions and other litigation. We are also involved, from time to time, in reviews, investigations, subpoenas and other proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which regulatory matters, if determined adversely to us, could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 18 Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. For a discussion of the recent trends and uncertainties impacting our business and risks associated with the recent Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview of Our Services and Industry Conditions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the first quarter ended March 31, 2025.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Equity Interest Purchase Agreement, dated as of April 11, 2025, by and among Lion Power Services LLC, 5 Star Electric, LLC, Higher Power Electrical, LLC, Python Equipment LLC, Peak Utility Services Group, Inc. and Mammoth Energy Services, Inc.	8-K	001-37917	4/17/2025	10.1
10.2	Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association.	8-K	001-37917	4/17/2025	10.2
10.3	Annex A to Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association.	8-K	001-37917	4/17/2025	10.3
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	May 7, 2025	By:	/s/ Phil Lancaster
Phil Lancaster
Chief Executive Officer

Date:	May 7, 2025	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer