Form 10-Q
period 2025-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2025-08-08
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 48,194,035 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements may include statements about:

•the impact of the recent divestitures of our subsidiaries 5 Star Electric, LLC, Higher Power Electrical, LLC and Python Equipment LLC and the equipment previously used in our hydraulic fracturing services;
•the levels of capital expenditures by our customers and the impact of reduced completions activity on utilization and pricing for our natural sand proppant services;
•the volatility of oil and natural gas prices and actions by OPEC members and other oil exporting nations, or OPEC+, affecting commodity price and production levels;
•general economic, business or industry conditions and concerns over a potential economic slowdown or recession;
•conditions in the capital, financial and credit markets;
•conditions of U.S. oil and natural gas and utility infrastructure industry and the effect of U.S. energy, monetary and trade policies;
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
•any loss of one or more of our significant customers and its impact on our results of operations, financial condition and cash flows;
•our ability to comply with the applicable financial covenants and other terms and conditions our revolving credit facility;
•our ability to receive, or delays in receiving, permits and governmental approvals and/or payments, and to comply with applicable governmental laws and regulations;
•the failure to receive, or delays in receiving, the remaining payment under the settlement agreement with the Puerto Rico Electric Power Authority;
•the outcome or settlement of our litigation matters discussed in this report on our financial condition and cash flows;
•any future litigation, indemnity or other claims;
•regional supply and demand factors, delays or interruptions of production, and any governmental order, rule or regulation that may impose production limits on our customers;
•sustained weakness in the natural gas basins in which we operate and adverse impact on demand for our natural sand proppant services;
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
•competition within the industries in which we operate;
•payment of any future dividends;
•future operating results; and
•capital expenditures and other plans, objectives, expectations and intentions.

    All of these types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. These forward-looking statements may be found in the “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this quarterly report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “project,” “budget,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,”
i

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

ii

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	June 30,	December 31,
	2025	2024
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$127,250	$60,845
Restricted cash	30,053	19,359
Accounts receivable, net	44,787	43,769
Inventories	3,466	6,848
Current assets held for sale	10,017	—
Other current assets	7,559	11,380
Current assets of discontinued operations	17,001	46,386
Total current assets	240,133	188,587

Property, plant and equipment, net	68,422	66,725
Sand reserves, net	40,519	57,273
Operating lease right-of-use assets	3,884	4,722
Other non-current assets	6,728	7,383
Noncurrent assets of discontinued operations	4,508	59,341
Total assets	$364,194	$384,031
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,407	$13,440
Accrued expenses and other current liabilities	21,299	26,623
Current liabilities held for sale	1,739	—
Current operating lease liabilities	2,969	2,900
Income taxes payable	48,009	44,570
Current liabilities of discontinued operations	10,678	26,974
Total current liabilities	96,101	114,507

Deferred income tax liabilities	932	3,021
Long-term operating lease liabilities	2,292	1,838
Asset retirement obligations	2,714	4,234
Other long-term liabilities	117	244
Noncurrent liabilities of discontinued operations	—	7,369
Total liabilities	102,156	131,213

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,194,035 and 48,127,369 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	482	481
Additional paid-in capital	540,842	540,431
Accumulated deficit	(275,332)	(283,643)
Accumulated other comprehensive loss	(3,954)	(4,451)
Total equity	262,038	252,818
Total liabilities and equity	$364,194	$384,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE	(in thousands, except per share amounts)
Services revenue	$10,458	$11,234	$19,234	$22,206
Services revenue - related parties	575	66	652	133
Product revenue	5,376	4,720	12,115	9,027
Total revenue	16,409	16,020	32,001	31,366

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,419, $2,634, $1,637 and $3,777 for the three and six months ended June 30, 2025 and 2024, respectively)	8,686	9,622	16,113	18,841
Services cost of revenue - related parties	96	118	192	236
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,413, $2,289, $1,271 and $2,417 for the three and six months ended June 30, 2025 and 2024, respectively)	5,263	4,590	10,738	10,320
Selling, general and administrative	5,339	95,281	9,833	102,051
Depreciation, depletion, amortization and accretion	2,832	2,908	4,923	6,194
Gains on disposal of assets, net	(1,077)	(512)	(4,549)	(1,446)
Impairment of long-lived assets	31,669	—	31,669	—
Total cost, expenses and gains, net	52,808	112,007	68,919	136,196
Operating loss	(36,399)	(95,987)	(36,918)	(104,830)

OTHER INCOME (EXPENSE)
Interest income (expense and financing charges), net	400	504	512	(4,619)
Interest income (expense and financing charges), net - related parties	—	(1,529)	—	(3,028)
Other (expense) income, net	(628)	(73,668)	(961)	(63,516)
Total other (expense) income, net	(228)	(74,693)	(449)	(71,163)
Loss from continuing operations before income taxes	(36,627)	(170,680)	(37,367)	(175,993)
Benefit for income taxes	(934)	(15,055)	(97)	(13,270)
Net loss from continuing operations	(35,693)	(155,625)	(37,270)	(162,723)
Net income (loss) from discontinued operations, net of income taxes	44,541	(368)	45,581	(5,081)
Net income (loss)	$8,848	$(155,993)	$8,311	$(167,804)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$478	$(114)	$497	$(358)
Other comprehensive income (loss)	478	(114)	497	(358)
Comprehensive income (loss)	$9,326	$(156,107)	$8,808	$(168,162)

Net loss per share from continuing operations, basic and diluted (Note 14)	$(0.74)	$(3.24)	$(0.77)	$(3.39)
Net income (loss) per share from discontinued operations, basic and diluted (Note 14)	0.92	(0.01)	0.95	(0.11)
Net income (loss) per share, basic and diluted (Note 14)	$0.18	$(3.25)	$0.18	$(3.50)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,225	48,040	48,188	48,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at March 31, 2025	48,127	$481	$540,642	$(284,180)	$(4,432)	$252,511
Stock based compensation	67	1	200	—	—	201
Net income	—	—	—	8,848	—	8,848
Other comprehensive income	—	—	—	—	478	478
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at March 31, 2024	48,008	$480	$539,776	$(88,128)	$(3,864)	$448,264
Stock based compensation	119	1	218	—	—	219
Net loss	—	—	—	(155,993)	—	(155,993)
Other comprehensive loss	—	—	—	—	(114)	(114)
Balance at June 30, 2024	48,127	$481	$539,994	$(244,121)	$(3,978)	$292,376

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	67	1	411	—	—	412
Net income	—	—	—	8,311	—	8,311
Other comprehensive income	—	—	—	—	497	497
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2023	47,941	$479	$539,558	$(76,317)	$(3,620)	$460,100
Stock based compensation	186	2	436	—	—	438
Net loss	—	—	—	(167,804)	—	(167,804)
Other comprehensive loss	—	—	—	—	(358)	(358)
Balance at June 30, 2024	48,127	$481	$539,994	$(244,121)	$(3,978)	$292,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$8,311	$(167,804)
Less: Net income (loss) from discontinued operations, net of income taxes	45,581	(5,081)
Net loss from continuing operations	(37,270)	(162,723)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Stock based compensation	412	391
Depreciation, depletion, amortization and accretion	4,923	6,194
Amortization of debt origination costs	354	620
Change in provision for expected credit losses	(23)	170,698
Gains on disposal of assets, net	(4,549)	(1,446)
Impairment of long-lived assets	31,669	—
Deferred income taxes	(2,089)	3,722
Other	273	1,099
Changes in assets and liabilities:
Accounts receivable, net	(934)	38,319
Inventories	531	859
Prepaid expenses and other assets	3,307	5,998
Accounts payable	(1,977)	(3,575)
Accrued expenses and other liabilities	(4,569)	(7,657)
Accrued expenses and other liabilities - related parties	—	3,028
Income taxes payable	3,440	(17,692)
Net cash (used in) provided by operating activities from continuing operations	(6,502)	37,835
Net cash (used in) provided by operating activities from discontinued operations	(3,311)	2,693
Net cash (used in) provided by operating activities	(9,813)	40,528

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,325)	(906)
Proceeds from disposal of property, plant and equipment	4,942	3,470
Net cash (used in) provided by investing activities from continuing operations	(22,383)	2,564
Net cash provided by (used in) investing activities from discontinued operations	111,249	(7,086)
Net cash provided by (used in) investing activities	88,866	(4,522)

Cash flows from financing activities:
Payments on financing transaction	—	(46,837)
Principal payments on financing leases and equipment financing notes	(263)	(223)
Debt issuance costs	—	(37)
Net cash used in financing activities from continuing operations	(263)	(47,097)
Net cash used in financing activities from discontinued operations	(3,838)	(2,891)
Net cash used in financing activities	(4,101)	(49,988)
Effect of foreign exchange rate on cash	113	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,065	(14,032)
Cash, cash equivalents and restricted cash at beginning of period	82,326	24,298
Cash, cash equivalents and restricted cash at end of period	157,391	10,266
Cash, cash equivalents and restricted cash of discontinued operations at end of period	(88)	(120)
Cash, cash equivalents and restricted cash of continuing operations	$157,303	$10,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$389	$558
Cash paid for income taxes, net of refunds received	$396	$649
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$—	$4,269
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$151	$170
Right-of-use assets obtained for financing lease liabilities	$27	$76
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company primarily serving the oil and natural gas and utility infrastructure industries in North America. Mammoth’s suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. The Company’s rental services include a wide range of equipment used in oilfield, construction and aviation activities. The Company’s infrastructure services include engineering, design and fiber optic services to the utility infrastructure industry. The Company’s natural sand proppant services include mining, processing and selling natural sand proppant used for hydraulic fracturing. The Company’s accommodation services include housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. The Company’s drilling services includes providing directional drilling to oilfield operators. The Company was incorporated in Delaware in June 2016.

On April 11, 2025, the Company completed a transaction to sell a portion of its infrastructure services entities, including its distribution, transmission and substation operations, for aggregate proceeds of $108.7 million, subject to customary post-closing adjustments. Additionally, on June 16, 2025, the Company sold all of the equipment previously used in its hydraulic fracturing services for $15.0 million. These transactions reflect a strategic shift in the Company’s business. Results of operations, financial position and cash flows for these services are reported as discontinued operations for all periods presented and discussed in this report. Refer to Note 3 for further information.

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

Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 3 for further information.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications
Certain prior period balances in the unaudited condensed consolidated balance sheets and notes to the unaudited condensed consolidated financial statements have been combined or reclassified to conform to current period presentation. There was no impact on previously reported total assets, total liabilities, net loss or equity for the periods presented.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at June 30, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 3 and amounts held by the Company’s lender as collateral for a letter of credit. Restricted cash at December 31, 2024 consisted of amounts held by the Company’s lender as collateral for a letter of credit.

The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$127,250	$60,845
Restricted cash	30,053	19,359
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$157,303	$80,204

Accounts Receivable, net
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Customer balances are generally considered delinquent if unpaid by the due date, which generally ranges from 30 to 60 days following the invoice date, and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in “other (expense) income”, net on the unaudited condensed consolidated statements of operations and comprehensive income (loss) when chargeable and collectability is reasonably assured.

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

Following is a rollforward of the changes in our allowance for expected credit losses for the six months ended June 30, 2025 (in thousands):

Balance, December 31, 2024	$171,264
Change in provision for expected credit losses before recoveries	61
Recoveries of receivables previously charged to credit loss expense	(84)
Write-offs charged against the provision	(258)
Balance, June 30, 2025	$170,983

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.1 million and $171.0 million for the six months ended June 30, 2025 and 2024, respectively. These additions were charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and other expense, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the factors described above.

PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $168.4 million in 2024 and, as of June 30, 2025, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

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

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable, net balances at June 30, 2025 and December 31, 2024 and percentages of total revenue derived for the three and six months ended June 30, 2025 and 2024:

	REVENUE				ACCOUNTS RECEIVABLE, NET
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2025	2024	2025	2024	2025	2024
Customer A(a)	21%	26%	20%	26%	6%	3%
Customer B(b)	20%	16%	18%	10%	2%	3%
Customer C(c)	—%	—%	—%	—%	45%	46%
(a)Revenue and the related accounts receivable balances earned from Customer A were derived from the Company’s infrastructure services segment.
(b)Revenue and the related accounts receivable balances earned from Customer B were derived from the Company’s natural sand proppant services segment.
(c)The accounts receivable balance with Customer C was derived from the Company’s other services.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the three and six months ended June 30, 2025 and 2024.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable as well as financing and operating lease obligations and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on June 30, 2025 and December 31, 2024 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease obligations and financed insurance premium obligations approximated fair value on June 30, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring Measurements

The fair value of the Company’s cash equivalents measured on a recurring basis are carried at estimated fair value. Cash equivalents consist of money market accounts and treasury bills which the Company has classified as Level 1 given the active market for these assets. At June 30, 2025 and December 31, 2024, the Company had cash equivalents measured at fair value of $116.1 million and $56.5 million, respectively.

Nonrecurring Measurements

The Company estimates fair value to perform impairment tests on long-lived assets including property, plant and equipment. The inputs used to determine such fair value may be based on internally developed cash flow models or market appraisals, both of which would generally be classified within Level 3 in the event that such assets were required to be measured and recorded at fair value.

As discussed in Note 6, the Company changed the classification of certain of its natural sand proppant assets from held for use to held for sale during the three months ended June 30, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the carrying value of these natural sand proppant assets exceeded the fair value and, therefore, recognized impairment expense of $31.7 million during the three months ended June 30, 2025.

As discussed in Note 6, the Company changed the classification of its drilling rig assets from held for use to held for sale during the six months ended June 30, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the fair value of its drilling rig assets exceeding the carrying value and, therefore, no impairment was recognized.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Discontinued Operations
T&D Transaction
On April 11, 2025, Lion Power Services LLC (“Lion”), a subsidiary of the Company, entered into an Equity Interest Purchase Agreement (the “T&D Agreement”), as the seller, with Peak Utility Services Group, Inc. (“Peak”), as the buyer, pursuant to which Lion sold all equity interests in its wholly-owned subsidiaries 5 Star Electric, LLC (“5 Star”), Higher Power Electrical, LLC (“Higher Power”) and Python Equipment LLC (“Python”) (the “T&D Transaction”). These subsidiaries provided transmission, distribution and substation services and were previously included in the Company’s Infrastructure segment, as defined in Note 19. The T&D Transaction was completed simultaneously with the signing of the T&D Agreement on April 11, 2025. The aggregate sales price in connection with the T&D Transaction was approximately $108.7 million, subject to customary post-closing adjustments. Of the $108.7 million, $98.3 million was paid to Lion and the remaining $10.4 million was deposited into an escrow account for the purposes of funding post-closing adjustments for at least ninety days and indemnified liabilities until at least May 15, 2026. The T&D Agreement includes customary representations, warranties and covenants by the parties. In addition, the T&D Agreement provides for customary indemnification rights with respect to a breach of a representation, warranty or covenant by either party, subject to customary thresholds and caps on liability.

Pressure Pumping Transaction
On June 16, 2025, Stingray Pressure Pumping LLC (“Stingray”) and Mammoth Equipment Leasing LLC (“Mammoth Equipment”), subsidiaries of the Company, entered into an Equipment Purchase Agreement (the “Pressure Pumping Agreement”), as the sellers, with MGB Manufacturing, LLC (“MGB”), as the buyer, pursuant to which Stingray and Mammoth Equipment sold all of the Company’s equipment used in its hydraulic fracturing services, which was included in the Company’s historical well completion segment, to MGB for $15.0 million (the “Pressure Pumping Transaction” and collectively with the T&D Transaction, the “Transactions” ). The Pressure Pumping Transaction was completed simultaneously with the signing of the Pressure Pumping Agreement on June 16, 2025. In conjunction with the Pressure Pumping Transaction, the Company has ceased operations of its sand hauling and equipment manufacturing services, which operations primarily served Stingray and Mammoth Equipment. All assets and liabilities associated with the Company’s sand hauling and equipment manufacturing services are included in discontinued operations.

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations (in thousands):

	T&D Transaction		Pressure Pumping Transaction
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$—	$88	$122
Restricted cash	—	2,000	—	—
Accounts receivable, net	—	22,408	15,418	12,843
Inventories	—	—	1,114	8,271
Other current assets	—	404	381	338
Total current assets of discontinued operations	—	24,812	17,001	21,574

Property, plant and equipment, net	—	13,190	4,176	35,166
Operating lease right-of-use assets	—	1,202	332	494
Goodwill	—	—	—	9,214
Other non-current assets	—	75	—	—
Total noncurrent assets of discontinued operations	—	14,467	4,508	44,874

Total assets of discontinued operations	$—	$39,279	$21,509	$66,448

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$—	$4,673	$8,803	$14,346
Accrued expenses and other current liabilities	—	6,621	1,639	784
Current operating lease liabilities	—	248	236	302
Total current liabilities of discontinued operations	—	11,542	10,678	15,432

Long-term operating lease liabilities	—	954	—	—
Other long-term liabilities	—	6,415	—	—
Total noncurrent liabilities of discontinued operations	—	7,369	—	—

Total liabilities of discontinued operations	$—	$18,911	$10,678	$15,432

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major components from discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Services revenue	$3,502	$26,892	$20,887	$8,617

COST, EXPENSES AND GAINS
Cost of revenue	3,831	20,580	20,660	8,932
Selling, general and administrative	374	1,527	666	668
Depreciation and amortization	96	580	2,614	2,564
Losses (gains) on disposal of assets, net	146	(460)	(256)	(64)
Impairment of goodwill	—	—	9,214	—
Total cost, expenses and gains, net	4,447	22,227	32,898	12,100
Operating (loss) income	(945)	4,665	(12,011)	(3,483)

OTHER (INCOME) EXPENSE
Interest expense (income), net	3	1,032	(368)	476
Other (income) expense, net	(127)	10	2	—
(Gain) loss on divestiture	(83,747)	—	24,974	—
Total other (income) expense, net	(83,871)	1,042	24,608	476
Income (loss) before income taxes	82,926	3,623	(36,619)	(3,959)
Provision (benefit) for income taxes	3,028	32	(1,262)	—
Net income (loss) from discontinued operations	$79,898	$3,591	$(35,357)	$(3,959)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	T&D Transaction		Pressure Pumping Transaction
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Services revenue	$29,553	$46,866	$41,709	$16,485

COST, EXPENSES AND GAINS
Cost of revenue	25,378	38,194	39,507	16,835
Selling, general and administrative	1,846	3,114	1,242	1,093
Depreciation and amortization	957	1,262	5,704	5,617
(Gains) losses on disposal of assets, net	(20)	(943)	(637)	185
Impairment of goodwill	—	—	9,214	—
Total cost, expenses and gains, net	28,161	41,627	55,030	23,730
Operating (loss) income	1,392	5,239	(13,321)	(7,245)

OTHER (INCOME) EXPENSE
Interest expense (income), net	59	2,034	(465)	989
Other (income) expense, net	(122)	19	3	1
(Gain) loss on divestiture	(83,747)	—	24,974	—
Total other (income) expense, net	(83,810)	2,053	24,512	990
Income (loss) before income taxes	85,202	3,186	(37,833)	(8,235)
Provision (benefit) for income taxes	3,050	32	(1,262)	—
Net income (loss) from discontinued operations	$82,152	$3,154	$(36,571)	$(8,235)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.     Revenue from Contracts with Customers
The Company’s primary revenue streams include rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. See Note 19 for the Company’s revenue disaggregated by type.

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

Rental Services
Rental services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output.

Infrastructure Services
Infrastructure services are typically provided pursuant to master service agreements, repair and maintenance contracts or fixed price and non-fixed price installation contracts. Pricing under these contracts may be unit priced, time and materials or fixed price. Generally, the Company accounts for infrastructure services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies materials that are utilized during the jobs as part of the agreement with the customer. The Company accounts for these infrastructure agreements as multiple performance obligations satisfied over time. Revenue is recognized over time as work progresses based on the hours or days completed or as the contract is completed. Under certain customer contracts in our infrastructure services segment, the Company warranties equipment and labor performed for a specified period following substantial completion of the work.

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.6 million during the six months ended June 30, 2025 and $1.1 million during the three and six months ended June 30, 2024. The Company did not recognize any shortfall revenue during the three months ended June 30, 2025.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accommodation Services
Accommodation services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate or contracted basis. Performance obligations for these services are satisfied over time and revenue is recognized as the service is performed based on the measure of output.

Drilling Services
Drilling services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output. Jobs for these services are typically short-term in nature and range from a few hours to multiple days.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets (in thousands):

Balance, December 31, 2024	$2,124
Deduction for recognition of revenue	(1,600)
Deduction for rebate credit recognized	(537)
Increase for deferral of customer prepayments	480
Balance, June 30, 2025	$467

The Company did not have any contract assets at June 30, 2025 and December 31, 2024.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and six months ended June 30, 2025 and 2024. At June 30, 2025, the Company had unsatisfied performance obligations totaling $2.8 million, which will be recognized over the next 7 months.

5.    Inventories
Inventories consist of raw sand and processed sand available for sale and supplies used in performing services. Inventory is stated at the lower of cost or net realizable value on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage, future utility, obsolescence and other factors. A summary of the Company’s inventories is shown below (in thousands):

	June 30,	December 31,
	2025	2024
Supplies	$1,923	$2,080
Raw materials	—	15
Work in process	656	4,081
Finished goods	887	672
Total inventories	$3,466	$6,848

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Assets and Liabilities Held for Sale

Pursuant to a plan to divest of its contract drilling assets, during the six months ended June 30, 2025, the Company changed its classification of its drilling rig assets from held for use to held for sale. There was no impairment related to the classification change as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value. The Company’s contract drilling assets held for sale totaled $5.7 million at June 30, 2025.

During the three months ended June 30, 2025, the Company’s management made the decision to market assets related to its natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. These assets are included in the Company’s Sand segment, as defined in Note 19. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the three months ended June 30, 2025. At June 30, 2025, the Company’s natural sand proppant assets held for sale totaled $4.3 million and liabilities held for sale totaled $1.7 million.
7.    Property, Plant and Equipment, net
Property, plant and equipment, net includes the following (in thousands):

		June 30,	December 31,
	Useful Life	2025	2024
Machinery and equipment	7-20 years	$72,608	$114,428
Buildings and leasehold improvements	15-39 years	30,155	38,039
Aviation equipment(a)	3-10 years	17,500	3,742
Vehicles, trucks and trailers	5-10 years	16,953	19,716
Drilling rigs and directional drilling equipment	3-15 years	13,186	96,120
Rail improvements	10-20 years	11,759	13,445
Land	N/A	6,025	11,679
Other property, plant and equipment	3-15 years	6,854	17,385
		175,040	314,554
Equipment not yet placed in service(b)		12,032	3,094
		187,072	317,648
Less: Accumulated depreciation(c)		118,650	250,923
Total property, plant and equipment, net		$68,422	$66,725
(a)    This equipment relates to assets leased to customers under operating leases.
(b)    Represents purchased equipment that is being outfitted for its intended use.
(c)    Includes accumulated depreciation of $3.6 million and $2.7 million at June 30, 2025 and December 31, 2024, respectively, related to assets leased to customers under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation	$2,238	$2,541	$4,282	$5,774
Amortization	14	14	27	27
Depletion and accretion	580	353	614	393
Depreciation, depletion, amortization and accretion	$2,832	$2,908	$4,923	$6,194

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.8 million and $4.1 million at June 30, 2025 and December 31, 2024, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method loss to its investment of $0.4 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and equity method loss of $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The investment in Brim Acquisitions is included in the Company’s Rentals segment, as defined in Note 19.

9.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2025	2024
State and local taxes payable	$12,435	$12,630
Financed insurance premiums(a)	3,466	8,409
Accrued compensation and benefits	1,837	826
Insurance reserves	1,463	1,507
Deferred revenue	467	2,123
Other	1,631	1,128
Total accrued expenses and other current liabilities	$21,299	$26,623
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At June 30, 2025 the applicable interest rates associated with financed insurance premiums ranged from 6.29% to 6.49%. At December 31, 2024, the applicable interest rate associated with financed insurance premiums was 6.49%.

10.    Debt
Revolving Credit Facility

On October 16, 2023, the Company, as borrower, and certain of its direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $50 million. Borrowings under the revolving credit facility are secured by the Company’s assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

At June 30, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of June 30, 2025, December 31, 2024 and the filing date of this Quarterly Report.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2025, the revolving credit facility was undrawn, the borrowing base was $75.0 million, and there was $67.5 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit. At December 31, 2024, the revolving credit facility was undrawn, the borrowing base was $25.2 million, and there was $17.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit.

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

On April 11, 2025, the Company entered into an amendment to its revolving credit facility to, among other things, do the following:

i.receive consent from Fifth Third Bank to effectuate the sale of 5 Star Electric, LLC (“5 Star”), Higher Power Electrical, LLC (“Higher Power”) and Python Equipment LLC (“Python”);
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

On July 2, 2025, the Company entered into a letter agreement in relation to its revolving credit facility whereby the Revolving Loan Commitments are reduced from $75.0 million to $50.0 million.

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

11.     Variable Interest Entities
    Dire Wolf Energy Services LLC (“Dire Wolf”) and Predator Aviation LLC (“Predator Aviation”), wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard Aviation LLC (“Leopard”) to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns aviation equipment, including eight aircraft that are owned through individual trusts that are each structured as separate legal entities, and 49% of the equity interest in Brim Acquisitions. Leopard owns aviation equipment. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2025.

12.    Income Taxes
The Company recorded income tax benefit from continuing operations of $0.1 million for the six months ended June 30, 2025 compared to income tax benefit of $13.3 million for the six months ended June 30, 2024. The Company’s effective tax rates were 0.3% and 7.5% for the six months ended June 30, 2025 and 2024, respectively.

The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the six months ended June 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the six months ended June 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

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

The Company’s operating leases are primarily for rail cars, real estate, and equipment and its financing leases are primarily for vehicles and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination of certain assets is deemed to be reasonably certain. The accounting for some of the Company’s leases may require significant judgment, which includes determining whether a

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

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

Lease expense consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,341	$1,538	$2,853	$3,204
Short-term lease expense	—	25	—	25
Financing lease expense:
Amortization of right-of-use assets	38	57	75	110
Interest on lease liabilities	5	16	10	33
Total lease expense	$1,384	$1,636	$2,938	$3,372

Right of use assets and liabilities related to financing leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Property, plant and equipment, net	$521	$600
Accrued expenses and other current liabilities	115	229
Other liabilities	76	106

Other supplemental information related to leases for the three and six months ended June 30, 2025 and 2024 and at June 30, 2025 and December 31, 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,321	$1,491	$2,854	$3,121
Operating cash flows from financing leases	5	16	10	33
Financing cash flows from financing leases	73	110	147	210
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,231	$(24)	$2,492	$(24)
Financing leases	—	76	27	76

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.0 years	2.8 years
Financing leases	1.6 years	1.6 years
Weighted-average discount rate:
Operating leases	9.8%	9.7%
Financing leases	8.8%	8.0%

Maturities of lease liabilities at June 30, 2025 are as follows (in thousands):

	Operating Leases	Financing Leases
Remainder of 2025	$1,963	$90
2026	2,223	72
2027	1,092	43
2028	358	1
2029	16	—
Thereafter	488	—
Total lease payments	6,140	206
Less: Present value discount	879	15
Present value of lease payments	$5,261	$191

Lessor Accounting

Certain of the Company’s agreements with its customers for rental services and accommodation services contain an operating lease component under ASC 842 because (i) there are identified assets, (ii) the customer obtains substantially all of the economic benefits of the identified assets throughout the period of use and (iii) the customer directs the use of the identified assets throughout the period of use. The Company has elected to apply the practical expedient provided to lessors to combine the lease and non-lease components of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

The Company’s lease agreements are a combination of short-term and long-term leases and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $1.0 million and $1.2 million during the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2024, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease payments for the Company’s outstanding long-term leases at June 30, 2025 are as follows (in thousands):

Remainder of 2025	$772
2026	1,404
2027	702
2028	—
2029	—
Thereafter	—
Total lease payments	$2,878

14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net loss per share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted earnings per share:
Net loss from continuing operations	$(35,693)	$(155,625)	$(37,270)	$(162,723)
Net income (loss) from discontinued operations, net of income taxes	44,541	(368)	45,581	(5,081)
Net income (loss)	$8,848	$(155,993)	$8,311	$(167,804)

Weighted average common shares outstanding(a)	48,225	48,040	48,188	48,002

Basic and diluted earnings per share from continuing operations	$(0.74)	$(3.24)	$(0.77)	$(3.39)
Basic and diluted earnings per share from discontinued operations	0.92	(0.01)	0.95	(0.11)
Basic and diluted earnings per share	$0.18	$(3.25)	$0.18	$(3.50)
(a)    Excludes 94 and 78 shares for the three months ended June 30, 2025 and 2024, respectively, and 93 and 79 shares for the six months ended June 30, 2025 and 2024, respectively, of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Company’s Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07, was $18.9 million. There was no change to the unrecognized amount during the three and six months ended June 30, 2025.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 2.0 million shares of common stock remain available for future grants under the 2024 Plan at June 30, 2025.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested restricted stock units is presented below:

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested shares as of December 31, 2024	255,946	$4.52
Vested	(230,946)	4.40
Forfeited	(25,000)	5.63
Unvested shares as of June 30, 2025	—	$—

At June 30, 2025, there was no unrecognized compensation cost. The total fair value of shares vested was $0.5 million and $0.6 million during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2024, respectively. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC, Elk City Yard LLC, Caliber Investment Group LLC, Grizzly Oil Sands ULC and Brim Equipment. Revenue from related party transactions was $0.6 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.1 million for the three and six months ended June 30, 2024. Costs incurred from related party transactions was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025 and December 31, 2024, accounts receivable from related party transactions was $0.6 million and $0.4 million, respectively, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There was no accounts payable for related party transactions at June 30, 2025 and December 31, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On October 16, 2023, the Company entered into a term credit facility with Wexford. The Company incurred interest expense under this agreement totaling $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 10 for additional detail on the term credit facility with Wexford.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations at June 30, 2025.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $7.5 million at June 30, 2025 and December 31, 2024. Additionally, at June 30, 2025, the Company had an outstanding letter of credit related to its Settlement Agreement with PREPA totaling $18.4 million, which is cash collateralized at Fifth Third Bank for $19.3 million.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At June 30, 2025 and December 31, 2024, the workers’ compensation policy required a deductible per occurrence of up to $0.3 million. At June 30, 2025 and December 31, 2024, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.5 million. As of June 30, 2025 and December 31, 2024, the workers’ compensation and auto liability policies contained an aggregate stop loss of $8.7 million and $5.4 million, respectively.

Effective November 1, 2024, the Company became party to a deductible reimbursement insurance policy from a protected cell captive insurance company that covers losses between $0.1 million and the $0.5 million deductible under its primary auto liability policy. Also effective November 1, 2024, the Company became a member of a group captive insurance company that covers one layer of its auto liability coverage.

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At June 30, 2025 and December 31, 2024, total accrued claims for continuing and discontinued operations were $1.5 million. Of this amount, $0.3 million and $0.2 million at June 30, 2025 and December 31, 2024, respectively, relate to continuing operations.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2025 and December 31, 2024, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. At June 30, 2025 and December 31, 2024, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $9.1 million for the calendar year ending December 31, 2025. At June 30, 2025 and December 31, 2024, total accrued claims for continuing and discontinued operations were $1.1 million and $2.3 million, respectively. Of these amounts, $0.6 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued at June 30, 2025 and December 31, 2024 and no expense was recognized during the six months ended June 30, 2025 and 2024 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At June 30, 2025 and December 31, 2024, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

Litigation

PREPA
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. As discussed in Note 2, on July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of June 30, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

Other Litigation
On May 13, 2021, Foreman Electric Services, Inc. (“Foreman”) filed a petition against Mammoth and Cobra in the Oklahoma County District Court (Oklahoma State Court). The petition asserted claims against the Company and Cobra under federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) statutes and certain state-law causes of action. Foreman alleged that it sustained injuries to its business and property in the amount of $250 million due to the Company’s and Cobra’s alleged wrongful interference by means of inducements to a FEMA official. On May 18, 2021, the Company removed this action to the United States District Court for the Western District of Oklahoma and filed a motion to dismiss on July 8, 2021. On July 29, 2021, Foreman voluntarily dismissed the action without prejudice. On December 14, 2021, Foreman re-filed its petition against Mammoth and Cobra in the Oklahoma County District Court (Oklahoma State Court). On December 16, 2021, the Company again removed this action to the United States District Court for the Western District of Oklahoma. Foreman filed a motion to remand this action back to Oklahoma County District Court, which was granted on May 5, 2022. On September 28, 2023, the Company moved to dismiss the petition. On November 16, 2023, rather than respond to the motion, Foreman filed an Amended Petition naming Arty Straehla, Mark Layton and Wexford as additional defendants, added claims for fraudulent transfer arising out of the refinancing of certain debt and sought receivership over Mammoth and Cobra related to allegedly fraudulently transferred assets. The defendants moved to dismiss the Amended Petition, which was denied on March 12, 2024. On February 8, 2024, Foreman filed a Motion for Appointment of Receiver. On April 29, 2024, the Court denied that motion. Additionally, on February 6, 2023, Foreman moved to amend a complaint against the former president of Cobra filed in Florida State Court arising from facts similar to those in the pending Oklahoma action to add, as defendants, Arty Straehla and Mark Layton. On September 15, 2023, Straehla and Layton moved to dismiss the complaint. On January 18, 2024, Foreman voluntarily dismissed the Florida State Court action against Straehla and Layton. In a related matter, on January 12, 2022, a Derivative Complaint on behalf of nominal defendant Machine Learning Integration, LLC (“MLI”), which alleges it would have served as a sub-contractor to Foreman in Puerto Rico, was filed against the Company and Cobra in the U.S. District Court for the District of Puerto Rico alleging essentially the same facts as Foreman’s action and asserting violations of federal RICO statutes and certain non-federal claims. MLI alleges it sustained injuries to its business and property in an unspecified amount because the Company’s and Cobra’s wrongful interference by means of inducements to a FEMA official prevented Foreman from obtaining work, and thereby prevented MLI, as Foreman’s subcontractor, from obtaining work. During 2024, the Company recognized an estimated liability related to these complaints, which is

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
included in “accounts payable” on the unaudited condensed consolidated balance sheets. In July 2025, the Company settled the matter with Foreman. The settlement did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Cobra has been served with 14 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. On May 16, 2025 and May 20, 2025, the Court entered judgment against Cobra in connection with two of the lawsuits in the amount of $5.1 million and $1.6 million, respectively, plus interest, penalties and attorneys’ fees. Separately, the Court entered judgment against Cobra in connection with another lawsuit on July 3, 2025, in the amount of $3.4 million. The May 16, 2025 and May 20, 2025 judgments were appealed to the Court of Appeals, which denied the appeals on June 30, 2025. Cobra intends to appeal the June 30, 2025 decision. Cobra believes it is exempt from the construction excise taxes. In connection with the Settlement Agreement entered into with PREPA, PREPA (including through the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiscal agent for PREPA, and the FOMB) has agreed to cooperate with Cobra and assist in resolving the construction excise and volume of business taxes assessed against Cobra. There is no guarantee, however, that the Company, including with PREPA’s cooperation, will be successful in favorably resolving or mitigating these taxes. Accordingly, at this time, the amount of loss cannot be reasonably estimated.

On April 16, 2019, Christopher Williams, a former employee of Higher Power Electrical, LLC, filed a putative class and collective action complaint titled Christopher Williams, individually and on behalf of all others similarly situated v. Higher Power Electrical, LLC, Cobra Acquisitions LLC, and Cobra Energy LLC in the U.S. District Court for the District of Puerto Rico. On June 24, 2019, the complaint was amended to replace Mr. Williams with Matthew Zeisset as the named plaintiff. The plaintiff alleges the defendant failed to pay overtime wages to a class of workers in compliance with the Fair Labor Standards Act and Puerto Rico law. On August 21, 2019, upon request of the parties, the Court stayed proceedings in the lawsuit and administratively closed the case pending completion of individual arbitration proceedings initiated by Mr. Zeisset and opt-in plaintiffs. Other claimants subsequently initiated additional individual arbitration proceedings asserting similar claims. The Company has agreed to settlements with a portion of the claimants. Arbitrations remain pending for the remaining claimants. The Company will continue to vigorously defend the arbitrations. The Company has recognized an estimated liability related to the remaining complaints, which is included in “accounts payable” in the accompanying unaudited condensed consolidated balance sheets. The amount required to resolve these matters may ultimately increase or decrease from the Company’s estimated amount as the matters progress.

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

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during the six months ended June 30, 2024 related to the termination of the Assignment Agreement, which is included in “interest income (expense and financing charges), net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and six months ended June 30, 2025 and 2024, the Company paid $0.3 million, $0.8 million, $0.5 million and $1.0 million, respectively, in contributions to the plan. Of these amounts for the three and six months ended June 30, 2025 and 2024, $0.1 million, $0.2 million, $0.1 million and $0.3 million, respectively, relates to continuing operations.

19.    Reportable Segments
The Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer comprise the Company’s chief operating decision makers (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of Adjusted EBITDA, as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The Company defines Adjusted EBITDA as net income (loss) from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of long-lived assets, stock based compensation, interest (income) expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. The Company’s significant segment expenses include cost of revenue, exclusive of depreciation, depletion, amortization and accretion, and selling, general and administrative, exclusive of stock based compensation.

The Company principally provides products and services to our customers primarily in the oil and natural gas and utility infrastructure industries. At June 30, 2025, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Rentals segment provides construction, oilfield and aviation rentals to operators in the northeast and midwest regions of the United States as well as Hawaii. The Infrastructure segment provides engineering, design and fiber optic services to utility customers in the midwest and western regions of the United States. The Sand segment provides sand mining, processing and selling services for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The Accommodations segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging in northern Alberta, Canada. The Drilling segment provides directional drilling services primarily in the Anadarko and Permian Basins.

Sales from one segment to another are generally priced at estimated equivalent commercial selling prices. All transactions conducted between segments are eliminated in consolidation. Transactions conducted by companies within the same reportable segment are eliminated within each reportable segment. Corporate selling, general and administrative costs are allocated to each segment based on forecasted revenue, expense and asset base. Corporate interest expense is allocated to each segment based on its intercompany payable position with the Company’s corporate entity. U.S. income tax expense

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
is not allocated to each segment. Foreign income tax expense is realized in the segment in which the foreign operations occur.

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2025. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

Three Months Ended June 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$3,078	$5,445	$5,376	$1,767	$743	$16,409
Intersegment revenue	28	—	—	—	—	28
	3,106	5,445	5,376	1,767	743	16,437
Reconciliation of Revenue
Eliminations(a)						(28)
Total consolidated revenue						$16,409

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	1,567	4,297	5,262	1,242	758
Selling, general and administrative, exclusive of stock based compensation	1,055	950	1,333	364	187
Segment Adjusted EBITDA	$484	$198	$(1,219)	$161	$(202)	$(578)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						2,197
Depreciation, depletion, amortization and accretion						2,832
Gains on disposal of assets, net						(1,077)
Impairment of long-lived assets						31,669
Stock based compensation						200
Interest (income) expense and financing charges, net						(400)
Other expense, net						628
Loss from continuing operations before income taxes						$(36,627)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2024	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$1,666	$4,542	$4,720	$2,671	$736	$14,335
Intersegment revenue	134	—	—	—	—	134
	1,800	4,542	4,720	2,671	736	14,469
Reconciliation of Revenue
Other(b)						1,686
Eliminations(a)						(135)
Total consolidated revenue						$16,020

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	1,211	3,794	4,590	1,480	1,042
Selling, general and administrative, exclusive of stock based compensation	278	870	1,261	377	228
Segment Adjusted EBITDA	$311	$(122)	$(1,131)	$814	$(534)	$(662)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						92,734
Depreciation, depletion, amortization and accretion						2,908
Gains on disposal of assets, net						(512)
Stock based compensation						195
Interest (income) expense and financing charges, net						1,025
Other expense, net						73,668
Loss from continuing operations before income taxes						$(170,680)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$4,994	$10,120	$12,115	$3,847	$925	$32,001
Intersegment revenue	38	—	—	—	—	38
	5,032	10,120	12,115	3,847	925	32,039
Reconciliation of Revenue
Eliminations(a)						(38)
Total consolidated revenue						$32,001

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	2,984	8,103	10,738	2,673	1,154
Selling, general and administrative, exclusive of stock based compensation	1,366	1,744	2,612	693	386
Segment Adjusted EBITDA	$682	$273	$(1,235)	$481	$(615)	$(414)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						4,049
Depreciation, depletion, amortization and accretion						4,923
Gains on disposal of assets, net						(4,549)
Impairment of long-lived assets						31,669
Stock based compensation						412
Interest (income) expense and financing charges, net						(512)
Other expense, net						961
Loss from continuing operations before income taxes						$(37,367)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2024	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$3,447	$9,606	$9,027	$5,620	$1,247	$28,947
Intersegment revenue	243	—	—	—	—	243
	3,690	9,606	9,027	5,620	1,247	29,190
Reconciliation of Revenue
Other(b)						2,430
Eliminations(a)						(254)
Total consolidated revenue						$31,366

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	2,577	7,720	10,320	3,259	1,987
Selling, general and administrative, exclusive of stock based compensation	657	1,900	2,608	880	494
Segment Adjusted EBITDA	$456	$(14)	$(3,901)	$1,481	$(1,234)	$(3,212)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						96,479
Depreciation, depletion, amortization and accretion						6,194
Gains on disposal of assets, net						(1,446)
Stock based compensation						391
Interest (income) expense and financing charges, net						7,647
Other expense (income), net						63,516
Adjusted EBITDA						$(175,993)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of June 30, 2025:
Total assets for reportable segments	$35,582	$7,377	$75,036	$12,763	$2,378	$133,136
Other assets(a)						209,549
Total consolidated assets, excluding discontinued operations						$342,685

As of December 31, 2024:
Total assets for reportable segments	$8,451	$6,010	$118,855	$12,811	$1,870	$147,997
Other assets(a)						130,307
Total consolidated assets, excluding discontinued operations						$278,304

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents and restricted cash.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a breakout of purchases of property, plant and equipment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Rentals	$26,821	$123	$26,940	$223
Infrastructure	—	266	101	291
Sand	—	—	93	—
Accommodations	58	43	75	80
Drilling	19	85	116	85
Total segment purchases of property, plant and equipment	26,898	517	27,325	679
Other(a)	—	217	—	227
Total consolidated purchases of property, plant and equipment, excluding discontinued operations	$26,898	$734	$27,325	$906

(a) Includes purchases related to non-operating legacy services that are no longer active.

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

Overview

    We are an integrated, growth-oriented company focused on providing products and services to our customers primarily in the oil and natural gas and utility infrastructure industries. Our suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Our rental services segment provides a wide range of equipment used in oilfield, construction and aviation activities. Our infrastructure services segment provides engineering, design and fiber optic services to the utility industry. Our natural sand proppant services segment mines, processes and sells natural sand proppant used for hydraulic fracturing. Our accommodation services provide housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. Our drilling services provides directional drilling to oilfield operators.

We are focused on driving returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio. While macroeconomic uncertainty including tariffs and demand volatility continue to affect parts of the market, we remain proactive in repositioning Mammoth to perform through differing business cycles.

Business Developments

As discussed in Note 3. Discontinued Operations of the notes to our unaudited condensed consolidated financial statements, on April 11, 2025, we completed a transaction to sell a portion of our infrastructure services entities, including our distribution, transmission and substation operations for aggregate proceeds of $108.7 million, subject to customary post-closing adjustments. Additionally, on June 16, 2025, we sold all of the equipment previously used in our hydraulic fracturing services for $15.0 million. Results of operations, financial position and cash flows for these services are reported as discontinued operations for all periods presented and discussed in this report. Unless otherwise indicated, information in this management discussion and analysis relates only to continuing operations.

To reflect how management evaluates the business after these divestitures, prior period segment information in our results of operations below has been recast to conform with our segment composition as of June 30, 2025.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2024, we continued to experience persistent challenges in our natural sand proppant services segment associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Macroeconomic uncertainty, tariff implications and OPEC+ production increases have placed significant pressure on the energy market, and more specifically, commodity prices. This has widely softened expectations for activity levels throughout 2025.

Utility Infrastructure Industry

    Our infrastructure services segment provides engineering and design services as well as fiber optic services to the utility infrastructure industry. We perform the majority of our infrastructure related services under existing contracts, including MSAs and similar agreements pursuant to which our customers are not committed to specific volumes of our services. As a result, our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary significantly. Examples of items that may cause demand for our services to fluctuate materially from period to period include: the financial condition of our customers, their capital spending and their access to and cost of capital; acceleration of any projects or programs by customers (e.g., modernization or hardening programs); economic and political conditions on a regional, national or global scale; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships (e.g., tariffs, taxes); and project deferrals and cancellations.

Settlement Agreement with PREPA

Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of June 30, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

Second Quarter 2025 Financial Overview

•Revenue for the second quarter of 2025 increased by $0.4 million, or 2%, to $16.4 million from $16.0 million for the second quarter of 2024. The increase in total revenue is primarily attributable to an increase in rental services, infrastructure services and natural sand proppant services revenue.

•Net income for the second quarter of 2025 was $8.8 million, or $0.18 per diluted share, as compared to net loss of $156.0 million, or $3.25 per diluted share, for the second quarter of 2024. The second quarter of 2024 included charges totaling $170.7 million in relation to the Settlement Agreement with PREPA.

•Adjusted EBITDA for the second quarter of 2025 was ($2.8) million as compared to ($164.6) million for the second quarter of 2024. See “Non-GAAP Financial Measures” for a reconciliation of net loss from continuing operations to Adjusted EBITDA.

Future Results

During the second half of 2025, we expect to generate an adjusted EBITDA loss from continuing operations ranging from $3.0 million to $4.0 million based on our current portfolio of assets. Further, we expect our cash outflow related to discontinued operations to range from $4.0 million to $5.0 million due to the wind-down of activities. We plan to largely fund this loss from proceeds from the sale of underutilized assets.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Revenue:
Rental services	$3,106	$1,800
Infrastructure services	5,445	4,542
Natural sand proppant services	5,376	4,720
Accommodation services	1,767	2,671
Drilling services	743	736
Other services	—	1,686
Eliminations	(28)	(135)
Total revenue	16,409	16,020

Cost of revenue:
Rental services (exclusive of depreciation and amortization of $929 and $290 for the three months ended June 30, 2025 and 2024, respectively)	1,567	1,211
Infrastructure services (exclusive of depreciation of $61 and $47 for the three months ended June 30, 2025 and 2024, respectively)	4,297	3,794
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,413 and $1,271 for the three months ended June 30, 2025 and 2024, respectively)	5,262	4,590
Accommodation services (exclusive of depreciation and accretion of $267 and $281, respectively, for the three months ended June 30, 2025 and 2024)	1,242	1,480
Drilling services (exclusive of depreciation of $23 and $33 for the three months ended June 30, 2025 and 2024, respectively)	758	1,042
Other services (exclusive of depreciation of $139 and $986 for the three months ended June 30, 2025 and 2024, respectively)	947	2,348
Eliminations	(28)	(135)
Total cost of revenue	14,045	14,330
Selling, general and administrative	5,339	95,281
Depreciation, depletion, amortization and accretion	2,832	2,908
Gains on disposal of assets, net	(1,077)	(512)
Impairment of long-lived assets	31,669	—
Operating loss	(36,399)	(95,987)
Interest income (expense and financing charges), net, inclusive of related parties	400	(1,025)
Other expense, net	(628)	(73,668)
Loss before income taxes	(36,627)	(170,680)
Benefit for income taxes	(934)	(15,055)
Net loss from continuing operations	(35,693)	(155,625)
Net income (loss) from discontinued operations, net of income taxes	44,541	(368)
Net income (loss)	$8,848	$(155,993)

    Revenue. Revenue for the three months ended June 30, 2025 increased $0.4 million, or 2%, to $16.4 million from $16.0 million for the three months ended June 30, 2024. The increase in total revenue is primarily attributable to increases in revenue for our rental, infrastructure and natural sand proppant services segments during the three months ended June 30, 2025, which was partially offset by a decline in revenue for our other services. Revenue by segment was as follows:

    Rental Services. Rental services revenue increased $1.3 million, or 72%, to $3.1 million for the three months ended June 30, 2025 from $1.8 million for the three months ended June 30, 2024. The increase in our rental services revenue was primarily driven by a 33% increase in the average number of pieces of equipment rented to customers from 223 for the three months ended June 30, 2024 to 296 for the three months ended June 30, 2025 as well as the expansion of our aviation equipment offerings.

    Infrastructure Services. Infrastructure services revenue increased $0.9 million, or 20%, to $5.4 million for the three months ended June 30, 2025 from $4.5 million for the three months ended June 30, 2024. The increase in revenue was primarily due to an increase in fiber optic revenue related to increased activity, partially offset by a 4% decrease in billable engineering hours.

    Natural Sand Proppant Services. Natural sand proppant services revenue increased $0.7 million, or 15%, to $5.4 million for the three months ended June 30, 2025 from $4.7 million for the three months ended June 30, 2024 primarily due to a 72% increase in tons of sand sold from 140,615 tons for the three months ended June 30, 2024 to 241,763 tons for the three months ended June 30, 2025. This was partially offset by a 6% decline in the average price per ton of sand sold from $22.73 per ton during the three months ended June 30, 2024 to $21.41 per ton during the three months ended June 30, 2025. Additionally, the three months ended June 30, 2024 included shortfall revenue of $1.1 million compared to none for the three months ended June 30, 2025.

Accommodation Services. Accommodation services revenue decreased $0.9 million, or 33%, to $1.8 million for the three months ended June 30, 2025 from $2.7 million for the three months ended June 30, 2024 primarily due to a decline in utilization. On average, 145 rooms were utilized during the three months ended June 30, 2025 as compared to 212 for the three months ended June 30, 2024 for our accommodation services.

    Drilling Services. Drilling services revenue increased marginally during the three months ended June 30, 2025. The increase in our drilling services revenue was primarily attributable to an increase in the average dayrate, which was partially offset by decreased utilization for our drilling services.

Other Services. Other services revenue declined $1.7 million during the three months ended June 30, 2025. This activity primarily related to our water transfer services, which were shut down during the third quarter of 2024.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, decreased $0.3 million from $14.3 million, or 89% of total revenue, for the three months ended June 30, 2024 to $14.0 million, or 85% of total revenue, for the three months ended June 30, 2025. Cost of revenue by segment was as follows:

Rental Services. Rental services cost of revenue, exclusive of depreciation and amortization, increased $0.4 million, or 33%, to $1.6 million for the three months ended June 30, 2025 from $1.2 million for the three months ended June 30, 2024, primarily due to an increase in utilization and the expansion of our aviation equipment offerings. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $0.9 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, was 52% and 67% for the three months ended June 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $0.5 million, or 13%, to $4.3 million for the three months ended June 30, 2025 from $3.8 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $0.1 million and a nominal amount for the three months ended June 30, 2025 and 2024, respectively, was 80% and 84% for the three months ended June 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in fiber optic activity.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $0.7 million, or 15%, to $5.3 million for the three months ended June 30, 2025 from $4.6 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $1.4 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, was 98% for the three months ended June 30, 2025 and 2024.

    Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, decreased $0.3 million, or 20%, to $1.2 million for the three months ended June 30, 2025 from $1.5 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.3 million for the three months ended June 30, 2025 and 2024, was 67% and 56% for the three months ended June 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, decreased $0.2 million, or 20%, to $0.8 million for the three months ended June 30, 2025 from $1.0 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation of nominal amounts for the three months ended June 30, 2025 and 2024, was 114% and 143% for the three months ended June 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an improvement in pricing.

Other. Other services cost of revenue, exclusive of depreciation, decreased $1.4 million to $0.9 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. The decline is primarily due to the shut down of our water transfer service offerings during the third quarter of 2024. Costs for the three months ended June 30, 2025 primarily relate to insurance and facilities expense for the legacy assets.

    Selling, General and Administrative. Selling, general and administrative, or SG&A, represent the costs associated with managing and supporting our operations. SG&A decreased $90.0 million to $5.3 million for the three months ended June 30, 2025 from $95.3 million for the three months ended June 30, 2024. The decline is primarily due to an $89.2 million charge in relation to the Settlement Agreement with PREPA during the three months ended June 30, 2024 with no similar activity in 2025.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion totaled $2.8 million for the three months ended June 30, 2025 compared to $2.9 million for the three months ended June 30, 2024. The decrease is primarily attributable to a decline in property, plant and equipment depreciation as a result of existing assets being fully depreciated during or after the three months ended June 30, 2024, partially offset by an increase in depletion expense.

Gains on Disposal of Assets, Net. Gains on the disposal of assets, net were $1.1 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The assets sold primarily related to our legacy services that are no longer in operation.

Impairment of Long-Lived Assets. During the three months ended June 30, 2025, the Company’s management made the decision to market assets related to is natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the three months ended June 30, 2025. There was no similar activity during the three months ended June 30, 2024.

    Operating Loss. We reported operating loss of $36.4 million for the three months ended June 30, 2025 compared to operating loss of $96.0 million for the three months ended June 30, 2024. The decrease in operating loss is primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the three months ended June 30, 2024 in relation to the Settlement Agreement with PREPA, partially offset by $31.7 million in impairment expense recognized during the three months ended June 30, 2025.

    Interest Income (Expense and Financing Charges), Net. Interest income, net of interest expense and financing charges was $0.4 million for the three months ended June 30, 2025 compared to interest expense and financing charges, net of $1.0 million for the three months ended June 30, 2024. The decline in interest expense is primarily due to the payoff of our long-term debt in 2024.

    Other (Expense) Income, Net. Other expense was $0.6 million for the three months ended June 30, 2025 compared to $73.7 million for the three months ended June 30, 2024. We recognized a net charge to interest on delinquent accounts receivable totaling $71.2 million during the three months ended June 30, 2024 related to the Settlement Agreement with PREPA with no similar activity during the three months ended June 30, 2025.

    Provision for Income Taxes. We recorded income tax benefit of $0.9 million on pre-tax loss of $36.6 million for the three months ended June 30, 2025 compared to income tax benefit of $15.1 million on pre-tax loss of $170.7 million for the three months ended June 30, 2024. Our effective tax rates were 2.6% and 8.9% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the six months ended June 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance. Additionally, as a result of the Settlement Agreement with PREPA, during the three months ended June 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $44.5 million during the three months ended June 30, 2025 compared to a net loss from discontinued operations, net of income taxes of $0.4 million for the three months ended June 30, 2024. See Note 3 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Revenue:
Rental services	$5,032	$3,690
Infrastructure services	10,120	9,606
Natural sand proppant services	12,115	9,027
Accommodation services	3,847	5,620
Drilling services	925	1,247
Other services	—	2,430
Eliminations	(38)	(254)
Total revenue	32,001	31,366

Cost of revenue:
Rental services (exclusive of depreciation and amortization of $1,095 and $654 for the six months ended June 30, 2025 and 2024, respectively)	2,984	2,577
Infrastructure services (exclusive of depreciation of $121 and $83 for the six months ended June 30, 2025 and 2024, respectively)	8,103	7,720
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,289 and $2,417 for the six months ended June 30, 2025 and 2024, respectively)	10,738	10,320
Accommodation services (exclusive of depreciation and accretion of $526 and $586, respectively, for the six months ended June 30, 2025 and 2024, respectively)	2,673	3,259
Drilling services (exclusive of depreciation of $53 and $73 for the six months ended June 30, 2025 and 2024, respectively)	1,154	1,987
Other services (exclusive of depreciation of $839 and $2,381 for the six months ended June 30, 2025 and 2024, respectively)	1,429	3,788
Eliminations	(38)	(254)
Total cost of revenue	27,043	29,397
Selling, general and administrative	9,833	102,051
Depreciation, depletion, amortization and accretion	4,923	6,194
Gains on disposal of assets, net	(4,549)	(1,446)
Impairment of long-lived assets	31,669	—
Operating loss	(36,918)	(104,830)
Interest income (expense and financing charges), net, inclusive of related parties	512	(7,647)
Other expense, net	(961)	(63,516)
Loss before income taxes	(37,367)	(175,993)
Benefit for income taxes	(97)	(13,270)
Net loss from continuing operations	(37,270)	(162,723)
Net income (loss) from discontinued operations, net of income taxes	45,581	(5,081)
Net income (loss)	$8,311	$(167,804)

    Revenue. Revenue for the six months ended June 30, 2025 increased $0.6 million, or 2%, to $32.0 million from $31.4 million for the six months ended June 30, 2024. The increase in total revenue is primarily attributable to increases in rental services and natural sand proppant services revenue, partially offset by declines in accommodation services and other services revenue. Revenue by segments was as follows:

Rental Services. Rental services revenue increased $1.3 million, or 35%, to $5.0 million for the six months ended June 30, 2025 from $3.7 million for the six months ended June 30, 2024. The increase in our rental services revenue was primarily driven by a 22% increase in the average number of pieces of equipment rented to customers from 217 for the six months ended June 30, 2024 to 264 for the six months ended June 30, 2025 as well as the expansion of our aviation equipment offerings.

Infrastructure Services. Infrastructure services revenue increased $0.5 million, or 5%, to $10.1 million for the six months ended June 30, 2025 from $9.6 million for the six months ended June 30, 2024. The increase in revenue was primarily due to an increase in fiber optic revenue related to increased activity, partially offset by a 4% decrease in billable engineering hours.

Natural Sand Proppant Services. Natural sand proppant services revenue increased $3.1 million, or 34%, to $12.1 million for the six months ended June 30, 2025, from $9.0 million for the six months ended June 30, 2024. The increase in our natural sand proppant services revenue was primarily due to a 50% increase in tons of sand sold from approximately 286,277 tons for the six months ended June 30, 2024 to approximately 430,783 tons for the six months ended June 30, 2025, partially offset by a 9% decrease in the average sales price per ton of sand sold from $23.57 per ton during the six months ended June 30, 2024 to $21.44 per ton during the six months ended June 30, 2025.

Accommodation Services. Accommodation services revenue decreased $1.8 million, or 32%, to $3.8 million for the six months ended June 30, 2025, from $5.6 million for the six months ended June 30, 2024 primarily due to a decline in utilization. On average, 162 rooms were utilized during the six months ended June 30, 2025 as compared to 222 for the six months ended June 30, 2024 for our accommodation services.

Drilling Services. Drilling services revenue decreased $0.3 million, or 25%, to $0.9 million for the six months ended June 30, 2025, from $1.2 million for the six months ended June 30, 2024. The decrease in our drilling services revenue was primarily attributable to decreased utilization, which was partially offset by an increase in the average dayrate.

Other Services. Other services revenue declined $2.4 million during the six months ended June 30, 2025. This activity primarily related to our water transfer services, which were shut down during the third quarter of 2024.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, decreased $2.4 million from $29.4 million, or 94% of total revenue, for the six months ended June 30, 2024 to $27.0 million, or 84% of total revenue, for the six months ended June 30, 2025. Cost of revenue by segment was as follows:

Rental Services. Rental services cost of revenue, exclusive of depreciation and amortization, increased $0.4 million, or 15%, to $3.0 million for the six months ended June 30, 2025 from $2.6 million for the six months ended June 30, 2024. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization expense of $1.1 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively, was 60% and 70% for the six months ended June 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to a increase in utilization.

Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $0.4 million, or 5%, to $8.1 million for the six months ended June 30, 2025 from $7.7 million for the six months ended June 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.1 million for the six months ended June 30, 2025 and 2024 was 80% for the six months ended June 30, 2025 and 2024.

Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $0.4 million, or 4%, from $10.3 million for the six months ended June 30, 2024 to $10.7 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $2.3 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively, was 88% and 114% for the six months ended June 30, 2025 and 2024, respectively. The decrease in cost as a percentage of revenue is primarily due to an increase in tons sold.

Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, decreased $0.6 million, or 18%, from $3.3 million for the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion expense of $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, was 71% and

59% for the six months ended June 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, decreased $0.8 million, or 40%, from $2.0 million for the six months ended June 30, 2024 to $1.2 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation expense of $0.1 million for the six months ended June 30, 2025 and 2024, was 133% and 167% for the six months ended June 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an improvement in pricing.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $2.4 million to $1.4 million for the three months ended June 30, 2025 from $3.8 million for the three months ended June 30, 2024. The decline is primarily due to the shut down of our water transfer service offerings during the third quarter of 2024. Costs for the six months ended June 30, 2025 primarily relate to insurance and facilities expense for the legacy assets.

    Selling, General and Administrative. Selling, general and administrative represent the costs associated with managing and supporting our operations. SG&A decreased $92.3 million to $9.8 million for the six months ended June 30, 2025 from $102.1 million for the six months ended June 30, 2024. The decline is primarily due to an $89.2 million charge in relation to the Settlement Agreement with PREPA during the six months ended June 30, 2024 with no similar activity in 2025.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1.3 million to $4.9 million for the six months ended June 30, 2025 from $6.2 million for the six months ended June 30, 2024. The decrease is primarily attributable to a decline in property, plant and equipment depreciation as a result of lower capital expenditures and existing assets being fully depreciated during or after the six months ended June 30, 2024.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $4.5 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The assets sold primarily related to our legacy services that are no longer in operation.

Impairment of Long-Lived Assets. During the six months ended June 30, 2025, the Company’s management made the decision to market assets related to is natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the six months ended June 30, 2025. There was no similar activity during the six months ended June 30, 2024.

    Operating Loss. We reported an operating loss of $36.9 million for the six months ended June 30, 2025 compared to $104.8 million for the six months ended June 30, 2024. The decreased operating loss was primarily due to an $89.2 million charge to selling, general and administrative recognized during the six months ended June 30, 2024 in relation to the Settlement Agreement with PREPA, partially offset by $31.7 million in impairment expense recognized during the six months ended June 30, 2025.

    Interest Income (Expense and Financing Charges), Net. Interest income, net of interest expense and financing charges was $0.5 million for the six months ended June 30, 2025 compared to interest expense and financing charges, net of $7.6 million for the six months ended June 30, 2024. The increase is primarily due to a $5.5 million financing charge incurred in relation to the Assignment Agreement with SPCP Group coupled with a decline in interest expense on long term debt. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other Income (Expense), Net. We recognized other expense of $1.0 million during the six months ended June 30, 2025 compared to other expense of $63.5 million for the six months ended June 30, 2024. We recognized a net charge to interest on delinquent accounts receivable totaling $60.7 million during the three months ended June 30, 2024 related to the Settlement Agreement with PREPA with no similar activity during the three months ended June 30, 2025.

    Provision (Benefit) for Income Taxes. We recorded income tax benefit of $0.1 million on pre-tax loss of $37.4 million for the six months ended June 30, 2025 compared to an income tax benefit of $13.3 million on pre-tax loss of $176.0 million for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. Our effective tax rate for the six months ended June 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the six months ended June 30, 2025, we reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $45.6 million during the six months ended June 30, 2025 compared to net loss from discontinued operations, net of income taxes of $5.1 million for the six months ended June 30, 2024. See Note 3 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net loss from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of long-lived assets, stock based compensation, interest (income) expense and financing charges, net, other expense, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and benefit for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss from continuing operations in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss from continuing operations or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net loss from continuing operations to Adjusted EBITDA:	2025	2024	2025	2024
Net loss from continuing operations	$(35,693)	$(155,625)	$(37,270)	$(162,723)
Depreciation, depletion, amortization and accretion	2,832	2,908	4,923	6,194
Gains on disposal of assets, net	(1,077)	(512)	(4,549)	(1,446)
Impairment of long-lived assets	31,669	—	31,669	—
Stock based compensation	200	195	412	391
Interest (income) expense and financing charges, net, inclusive of related parties	(400)	1,025	(512)	7,647
Other expense, net	628	73,668	961	63,516
Benefit for income taxes	(934)	(15,055)	(97)	(13,270)
Interest on trade accounts receivable	—	(71,171)	—	(60,686)
Adjusted EBITDA	$(2,775)	$(164,567)	$(4,463)	$(160,377)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 18. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility, proceeds from the sale of assets and cash flows from operations. Our primary uses of capital have been for investing in property, plant and equipment used to provide our services and to acquire complementary assets and businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$127,250	$60,845
Revolving credit facility borrowing base(a)	75,000	25,162
Less letter of credit facilities (environmental remediation)	(4,228)	(4,228)
Less letter of credit facilities (insurance programs)	(3,300)	(3,300)
Net working capital (less cash, cash equivalents and restricted cash)(b)	(13,271)	(6,124)
Total	$181,451	$72,355
(a)Subsequent to June 30, 2025, the borrowing base of our revolving credit facility was reduced to $50.0 million.
(b)Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of August 6, 2025, we had unrestricted cash on hand of $118.5 million and no outstanding borrowings under our revolving credit facility and a borrowing base of $50.0 million, leaving an aggregate of $42.5 million of available borrowing capacity under this facility, after giving effect to $7.5 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net cash (used in) provided by operating activities from continuing operations	$(7,052)	$(6,650)	$(6,502)	$37,835
Net cash (used in) provided by operating activities from discontinued operations	(5,474)	(170)	(3,311)	2,693
Net cash (used in) provided by investing activities from continuing operations	(25,623)	199	(22,383)	2,564
Net cash provided by (used in) investing activities from discontinued operations	117,481	(3,619)	111,249	(7,086)
Net cash used in financing activities from continuing operations	(131)	(116)	(263)	(47,097)
Net cash used in financing activities from discontinued operations	(171)	(1,383)	(3,838)	(2,891)
Effect of foreign exchange rate on cash	110	(16)	113	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	$79,140	$(11,755)	$75,065	$(14,032)

Operating Activities from Continuing Operations

    Net cash used in operating activities from continuing operations was $7.1 million for the three months ended June 30, 2025, compared to $6.7 million for the three months ended June 30, 2024. Net cash used in operating activities from continuing operations was $6.5 million for the six months ended June 30, 2025, compared to net cash provided by operating activities from continuing operations of $37.8 million for the six months ended June 30, 2024. The decrease in operating cash flows from continuing operations for the six months ended June 30, 2025 was primarily attributable to a decline in receipts on accounts receivable.

Operating Activities from Discontinued Operations

    Net cash used in operating activities from discontinued operations was $5.5 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. Net cash used in operating activities from discontinued operations was $3.3 million for the six months ended June 30, 2025, compared to net cash provided by operating activities from discontinued operations of $2.7 million for the six months ended June 30, 2024. The decrease in operating cash flows from discontinued operations for the periods is primarily attributable to the sale of a portion of our infrastructure services entities and pressure pumping equipment during the three months ended June 30, 2025.

Investing Activities from Continuing Operations

    Net cash used in investing activities from continuing operations was $25.6 million for the three months ended June 30, 2025, compared to net cash used in investing activities from continuing operations of $0.2 million for the three months ended June 30, 2024. Net cash used in investing activities from continuing operations was $22.4 million for the six months ended June 30, 2025, compared to net cash provided by investing activities from continuing operations of $2.6 million for the six months ended June 30, 2024. The increase in net cash used in investing activities from continuing operations for the periods is primarily due to an increase in purchases of property, plant and equipment.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Rental services(a)	$26,821	$123	$26,940	$223
Infrastructure services(b)	—	266	101	291
Natural sand proppant services(c)	—	—	93	—
Accommodation services(c)	58	43	75	80
Drilling services(c)	19	85	116	85
Other(c)	—	217	—	227
Total purchases of property, plant and equipment	$26,898	$734	$27,325	$906
(a)     Purchases primarily for expansion of our aviation rental fleet for the three and six months ended June 30, 2025 and maintenance for the three and six months ended June 30, 2024.
(b)     Purchases primarily for equipment for our fiber optic fleets for the periods presented.
(c)    Purchases primarily for maintenance for the periods presented.

Investing Activities from Discontinued Operations

    Net cash provided by investing activities from discontinued operations was $117.5 million for the three months ended June 30, 2025, compared to net cash used in investing activities from discontinued operations of $3.6 million for the three months ended June 30, 2024. Net cash provided by investing activities from discontinued operations was $111.2 million for the six months ended June 30, 2025, compared to net cash used in investing activities from discontinued operations of $7.1 million for the six months ended June 30, 2024. The increase in net cash provided by investing activities from discontinued operations for the periods is primarily due to the sale of a portion of our infrastructure services entities and pressure pumping equipment during the three months ended June 30, 2025.

Financing Activities from Continuing Operations

    Net cash used in financing activities from continuing operations was $0.1 million for the three months ended June 30, 2025 and 2024 which was primarily attributable to principal payments on financing leases and equipment financing notes. Net cash used in financing activities from continuing operations was $0.3 million for the six months ended June 30, 2025, compared to $47.1 million for the six months ended June 30, 2024. Net cash used in financing activities from continuing operations for the six months ended June 30, 2025 was primarily attributable to principal payments on financing leases and equipment financing notes. Net cash used in financing activities from continuing operations for the six months ended June 30, 2024 was primarily attributable to payments on financing transactions of $46.8 million.

Financing Activities from Discontinued Operations

    Net cash used in financing activities from discontinued operations was $0.2 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024. Net cash used in financing activities from discontinued operations was $3.8 million for the six months ended June 30, 2025, compared to $2.9 million for the six months ended June 30, 2024. Net cash used in financing activities from discontinued operations for the periods is primarily attributable to principal payments on financing leases and equipment financing notes and payments on sale leaseback arrangements.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was $0.1 million for the three and six months ended June 30, 2025 and a nominal amount for the three and six months ended June 30, 2024. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts, respectively.

Net Working Capital

    Our net working capital totaled $144.0 million and $74.1 million at June 30, 2025 and December 31, 2024, respectively. Our unrestricted cash balances were $127.3 million and $60.8 million at June 30, 2025 and December 31, 2024, respectively.

Revolving Credit Facility and Term Credit Facility

On October 16, 2023, we, as borrower, and certain of our direct and indirect subsidiaries, as guarantors, entered into a revolving credit agreement with the lenders party thereto and Fifth Third Bank, as may be subsequently amended (the “revolving credit facility”). The revolving credit facility provides for revolving commitments in an aggregate amount of up to $50 million. Borrowings under the revolving credit facility are secured by our assets, inclusive of the subsidiary companies, and are subject to a borrowing base calculation prepared monthly which includes a requirement to maintain certain reserves as specified in the revolving credit facility. The revolving credit facility also contains various affirmative and restrictive covenants. Interest under the revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus (i) 1.75%, if the Average Excess Availability Percentage (as defined in the revolving credit facility) is greater than 66 2/3%, (ii) 2.00% if the Average Excess Availability Percentage is greater than 33 1/3% and less than or equal to 66 2/3%, and (iii) 2.25% if the Average Excess Availability Percentage is less than or equal to 33 1/3%.

At June 30, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of June 30, 2025 and the filing date of this Quarterly Report.

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

On July 2, 2025, the Company entered into a letter agreement in relation to its revolving credit facility whereby the Revolving Loan Commitments are reduced from $75.0 million to $50.0 million.

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

There were no financial covenants applicable under the revolving credit facility at June 30, 2025 and December 31, 2024.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the factors discussed below. Any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program at June 30, 2025 or to date.

Capital Requirements and Sources of Liquidity

    As we pursue our business and financial strategy, we regularly consider which capital resources are available to meet our future financial obligations and liquidity requirement. We believe that our cash on hand, operating cash flow, available borrowings under our currently undrawn credit facility and proceeds from divestitures will be sufficient to meet our short-term and long-term funding requirements, including funding our current operations, planned capital expenditures, debt service obligations and known contingencies.

During the six months ended June 30, 2025, our capital expenditures from continuing operations totaled $27.3 million. During 2025, we currently estimate that our aggregate capital expenditures from continuing operations will be approximately $42.0 million, depending upon industry conditions and our financial results. These capital expenditures primarily relate to our aviation and other equipment rental services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The demand, pricing and terms for our products and services are largely dependent upon the level of activity for the U.S. oil and natural gas industry and utility infrastructure industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas services and utility infrastructure services; the level of expenditures of utility companies; the level of prices of, and expectations about future prices for, oil and natural gas and natural sand proppant services, as well as utility infrastructure services; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves and frac sand reserves meeting industry specifications and consisting of the mesh size in demand; access to pipeline, transloading and other transportation facilities and their capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and natural gas producers and other users of our services to raise equity capital and debt financing; and merger and divestiture activity in industries in which we operate.

Although the levels of activity in the U.S. oil and natural gas and utility infrastructure industries continue to improve, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $127.3 million at June 30, 2025. Currently, we do not enter into investments for trading or speculative purposes. However, we may enter into these types of investments in the future.

     Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At June 30, 2025, we had no outstanding borrowings under our revolving credit facility. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our accommodation services segment generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2025, we had $2.8 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a nominal change to our loss from continuing operations before income taxes at June 30, 2025. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $20.0 million at June 30, 2025. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of the notes to our unaudited condensed consolidated financial statements for further information.

Seasonality

    We provide infrastructure services in the midwestern and western portions of the United States. We provide natural sand proppant services primarily in the Utica, Marcellus and Montney shales. We provide accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Colorado, California and Alberta, Canada. A portion of our revenue is generated in Ohio, Wisconsin, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Under the direction of our Chief Operating Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

At June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that at June 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including breaches of contractual obligations, workers’ compensation claims, employment related disputes, arbitrations, class actions and other litigation. We are also involved, from time to time, in reviews, investigations, subpoenas and other proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which regulatory matters, if determined adversely to us, could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. In the opinion of our management, none of the pending litigation, disputes or claims against us is expected to have a material adverse effect on our financial condition, cash flows or results of operations, except as disclosed in Note 18. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. For a discussion of the recent trends and uncertainties impacting our business and risks associated with the recent Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—.”

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2025.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

MAMMOTH ENERGY SERVICES, INC.

The following exhibits are filed as a part of this report:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	N810LA Helicopter Lease Extension Agreement, dated as of July 1, 2025 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.					X
10.2	N904AF Helicopter Lease Extension Agreement, dated as of July 1, 2025 by and between Leopard Aviation LLC and Brim Equipment Leasing LLC.					X
10.3	Equity Interest Purchase Agreement, dated as of April 11, 2025, by and among Lion Power Services LLC, 5 Star Electric, LLC, Higher Power Electrical, LLC, Python Equipment LLC, Peak Utility Services Group, Inc. and Mammoth Energy Services, Inc.	8-K	001-37917	4/17/2025	10.1
10.4	Equipment Purchase Agreement, dated as of June 16, 2025, by and among Stingray Pressure Pumping LLC, Mammoth Equipment Leasing LLC and MGB Manufacturing, LLC.	8-K	001-37917	6/20/2025	10.1
10.5	Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association.	8-K	001-37917	4/17/2025	10.2
10.6	Annex A to Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association.	8-K	001-37917	4/17/2025	10.3
10.7	Letter Agreement dated July 2, 2025, by and between Fifth Third Bank, National Association, and Mammoth Energy Services, Inc.	8-K	001-37917	7/3/2025	10.1
31.1	Certification of Chief Operating Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	August 8, 2025	By:	/s/ Bernard Lancaster
Bernard Lancaster
Chief Operating Officer and Principal Executive Officer

Date:	August 8, 2025	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer and Principal Financial Officer