Form 10-Q
period 2025-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2025-11-03
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, there were 48,194,035 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements may include statements about:

•the impact of the recent divestitures of our subsidiaries 5 Star Electric, LLC, Higher Power Electrical, LLC and Python Equipment LLC as well as the sale of assets of Piranha Proppant LLC and the equipment previously used in our hydraulic fracturing services;
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

ii

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	September 30,	December 31,
	2025	2024
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$98,167	$60,845
Marketable securities	12,733	—
Restricted cash	29,461	19,359
Accounts receivable, net	41,893	43,769
Inventories	4,269	6,848
Current assets held for sale	5,618	—
Other current assets	4,310	11,380
Current assets of discontinued operations	2,558	46,386
Total current assets	199,009	188,587

Property, plant and equipment, net	83,828	66,725
Sand reserves, net	39,713	57,273
Operating lease right-of-use assets	3,592	4,722
Other non-current assets	6,219	7,383
Noncurrent assets of discontinued operations	4,392	59,341
Total assets	$336,753	$384,031
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$12,219	$13,440
Accrued expenses and other current liabilities	17,519	26,623
Current liabilities held for sale	42	—
Current operating lease liabilities	2,693	2,900
Income taxes payable	46,634	44,570
Current liabilities of discontinued operations	1,052	26,974
Total current liabilities	80,159	114,507

Deferred income tax liabilities	2,541	3,021
Long-term operating lease liabilities	2,028	1,838
Asset retirement obligations	2,722	4,234
Other long-term liabilities	60	244
Noncurrent liabilities of discontinued operations	—	7,369
Total liabilities	87,510	131,213

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,194,035 and 48,127,369 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	482	481
Additional paid-in capital	540,842	540,431
Accumulated deficit	(287,947)	(283,643)
Accumulated other comprehensive loss	(4,134)	(4,451)
Total equity	249,243	252,818
Total liabilities and equity	$336,753	$384,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	(in thousands, except per share amounts)
Services revenue	$11,557	$11,106	$30,791	$33,311
Services revenue - related parties	516	1,037	1,168	1,171
Product revenue	2,728	4,909	14,843	13,936
Total revenue	14,801	17,052	46,802	48,418

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,493, $4,127, $1,468 and $5,245 for the three and nine months ended September 30, 2025 and 2024, respectively)	9,776	10,151	25,889	28,991
Services cost of revenue - related parties	96	118	288	355
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,263, $3,552, $1,688 and $4,105 for the three and nine months ended September 30, 2025 and 2024, respectively)	4,148	3,164	14,886	13,484
Selling, general and administrative	5,160	6,780	14,992	108,831
Depreciation, depletion, amortization and accretion	2,756	3,156	7,679	9,350
Losses (gains) on disposal of assets, net	1,874	(192)	(2,675)	(1,637)
Impairment of long-lived assets	—	—	31,669	—
Total cost, expenses and gains, net	23,810	23,177	92,728	159,374
Operating loss	(9,009)	(6,125)	(45,926)	(110,956)

OTHER INCOME (EXPENSE)
Interest income (expense and financing charges), net	922	577	1,434	(4,042)
Interest income (expense and financing charges), net - related parties	—	(1,642)	—	(4,670)
Other (expense) income, net	(1,831)	(1,108)	(2,791)	(64,624)
Total other (expense) income, net	(909)	(2,173)	(1,357)	(73,336)
Loss from continuing operations before income taxes	(9,918)	(8,298)	(47,283)	(184,292)
Provision (benefit) for income taxes	2,140	567	2,044	(12,704)
Net loss from continuing operations	(12,058)	(8,865)	(49,327)	(171,588)
Net (loss) income from discontinued operations, net of income taxes	(557)	(15,177)	45,023	(20,258)
Net loss	$(12,615)	$(24,042)	$(4,304)	$(191,846)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(180)	$125	$317	$(233)
Other comprehensive (loss) income	(180)	125	317	(233)
Comprehensive loss	$(12,795)	$(23,917)	$(3,987)	$(192,079)

Net loss per share from continuing operations, basic and diluted (Note 14)	$(0.25)	$(0.18)	$(1.02)	$(3.57)
Net (loss) income per share from discontinued operations, basic and diluted (Note 14)	(0.01)	(0.32)	0.93	(0.42)
Net loss per share, basic and diluted (Note 14)	$(0.26)	$(0.50)	$(0.09)	$(3.99)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,358	48,127	48,245	48,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038
Net loss	—	—	—	(12,615)	—	(12,615)
Other comprehensive loss	—	—	—	—	(180)	(180)
Balance at September 30, 2025	48,194	$482	$540,842	$(287,947)	$(4,134)	$249,243

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at June 30, 2024	48,127	$481	$539,994	$(244,121)	$(3,978)	$292,376
Stock based compensation	—	—	219	—	—	219
Net loss	—	—	—	(24,042)	—	(24,042)
Other comprehensive income	—	—	—	—	125	125
Balance at September 30, 2024	48,127	$481	$540,213	$(268,163)	$(3,853)	$268,678

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	67	1	411	—	—	412
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	317	317
Balance at September 30, 2025	48,194	$482	$540,842	$(287,947)	$(4,134)	$249,243

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2023	47,941	$479	$539,558	$(76,317)	$(3,620)	$460,100
Stock based compensation	186	2	655	—	—	657
Net loss	—	—	—	(191,846)	—	(191,846)
Other comprehensive loss	—	—	—	—	(233)	(233)
Balance at September 30, 2024	48,127	$481	$540,213	$(268,163)	$(3,853)	$268,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,304)	$(191,846)
Less: Net income (loss) from discontinued operations, net of income taxes	45,023	(20,258)
Net loss from continuing operations	(49,327)	(171,588)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Stock based compensation	412	657
Depreciation, depletion, amortization and accretion	7,679	9,350
Amortization of debt origination costs	531	1,076
Change in provision for expected credit losses	37	170,731
Gains on disposal of assets, net	(2,675)	(1,637)
Gains from sales of equipment damaged or lost down-hole	(217)	(160)
Impairment of long-lived assets	31,669	—
Deferred income taxes	(480)	3,488
Other	568	724
Changes in assets and liabilities:
Accounts receivable, net	2,170	38,452
Inventories	(70)	(277)
Other assets	6,792	9,441
Accounts payable	(1,331)	3,550
Accrued expenses and other liabilities	(8,780)	(11,796)
Accrued expenses and other liabilities - related parties	—	4,647
Income taxes payable	2,066	(16,809)
Net cash (used in) provided by operating activities from continuing operations	(10,956)	39,849
Net cash provided by (used in) operating activities from discontinued operations	1,873	(548)
Net cash (used in) provided by operating activities	(9,083)	39,301

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,624)	(1,065)
Proceeds from disposal of property, plant and equipment	5,465	3,881
Purchases of marketable securities	(12,660)	—
Net cash (used in) provided by investing activities from continuing operations	(51,819)	2,816
Net cash provided by (used in) investing activities from discontinued operations	110,412	(8,736)
Net cash provided by (used in) investing activities	58,593	(5,920)

Cash flows from financing activities:
Payments on financing transaction	—	(46,837)
Principal payments on financing leases and equipment financing notes	(384)	(347)
Debt issuance costs	—	(37)
Net cash used in financing activities from continuing operations	(384)	(47,221)
Net cash used in financing activities from discontinued operations	(3,838)	(4,262)
Net cash used in financing activities	(4,222)	(51,483)
Effect of foreign exchange rate on cash	73	(31)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,361	(18,133)
Cash, cash equivalents and restricted cash at beginning of period	82,326	24,298
Cash, cash equivalents and restricted cash at end of period	127,687	6,165
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	59	2,098
Cash, cash equivalents and restricted cash of continuing operations	$127,628	$4,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$566	$717
Cash paid for income taxes, net of refunds received	$626	$643
Supplemental disclosure of non-cash transactions:
Interest paid in kind - related parties	$—	$5,888
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$218	$229
Right-of-use assets obtained for financing lease liabilities	$27	$150
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

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at September 30, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 3 and amounts held by the Company’s lender as collateral for a letter of credit. Restricted cash at December 31, 2024 consisted of amounts held by the Company’s lender as collateral for a letter of credit.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$98,167	$60,845
Restricted cash	29,461	19,359
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$127,628	$80,204

Marketable Securities
The Company considers all of its marketable publicly held securities as available for use in current operations, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Securities are carried at fair value, with the change in unrealized gains and losses, net of tax, reported within “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) until realized.

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

Following is a rollforward of the changes in our allowance for expected credit losses for the nine months ended September 30, 2025 (in thousands):

Balance, December 31, 2024	$171,264
Change in provision for expected credit losses before recoveries	121
Recoveries of receivables previously charged to credit loss expense	(84)
Write-offs charged against the provision	(368)
Balance, September 30, 2025	$170,933

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.1 million and $171.0 million for the nine months ended September 30, 2025 and 2024, respectively. These additions were charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and other expense, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the factors described above.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of September 30, 2025, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

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

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits, marketable securities and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable, net balances at September 30, 2025 and December 31, 2024 and percentages of total revenue derived for the three and nine months ended September 30, 2025 and 2024:

	REVENUE				ACCOUNTS RECEIVABLE, NET
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2025	2024	2025	2024	2025	2024
Customer A(a)	22%	20%	21%	24%	4%	3%
Customer B(b)	8%	14%	15%	12%	1%	3%
Customer C(c)	—%	—%	—%	—%	48%	46%
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
transfers into, or out of, the three levels of fair value hierarchy for the three and nine months ended September 30, 2025 and 2024.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable as well as financing and operating lease obligations and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on September 30, 2025 and December 31, 2024 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease obligations and financed insurance premium obligations approximated fair value on September 30, 2025 and December 31, 2024, as the effective borrowing rates approximated market rates.

Recurring Measurements

The fair value of the Company’s cash equivalents and marketable securities are measured on a recurring basis are carried at estimated fair value. Cash equivalents consist of money market accounts and treasury bills which the Company has classified as Level 1 given the active market for these assets. Marketable securities are presented and are also classified as Level 1 due to their quoted prices in active markets. At September 30, 2025 and December 31, 2024, the Company had cash equivalents and marketable securities measured at fair value of $103.2 million and $56.5 million, respectively.

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

As discussed in Note 6, the Company changed the classification of certain of its natural sand proppant assets from held for use to held for sale during the nine months ended September 30, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the carrying value of these natural sand proppant assets exceeded the fair value and, therefore, recognized impairment expense of $31.7 million during the nine months ended September 30, 2025.

As discussed in Note 6, the Company changed the classification of its drilling rig assets from held for use to held for sale during the nine months ended September 30, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the fair value of its drilling rig assets exceeding the carrying value and, therefore, no impairment was recognized.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and should be applied on a prospective basis. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

Pressure Pumping Transaction
On June 16, 2025, Stingray Pressure Pumping LLC (“Stingray”) and Mammoth Equipment Leasing LLC (“Mammoth Equipment”), subsidiaries of the Company, entered into an Equipment Purchase Agreement (the “Pressure Pumping Agreement”), as the sellers, with MGB Manufacturing, LLC (“MGB”), as the buyer, pursuant to which Stingray and Mammoth Equipment sold all of the Company’s equipment used in its hydraulic fracturing services, which was included in the Company’s historical well completion segment, to MGB for $15.0 million (the “Pressure Pumping Transaction” and collectively with the T&D Transaction, the “Transactions”). The Pressure Pumping Transaction was completed simultaneously with the signing of the Pressure Pumping Agreement on June 16, 2025. In conjunction with the Pressure Pumping Transaction, the Company has ceased operations of its sand hauling and equipment manufacturing services, which operations primarily served Stingray and Mammoth Equipment. All assets and liabilities associated with the Company’s sand hauling and equipment manufacturing services are included in discontinued operations.

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations (in thousands):

	T&D Transaction		Pressure Pumping Transaction
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$—	$59	$122
Restricted cash	—	2,000	—	—
Accounts receivable, net	—	22,408	1,098	12,843
Inventories	—	—	1,114	8,271
Other current assets	—	404	287	338
Total current assets of discontinued operations	—	24,812	2,558	21,574

Property, plant and equipment, net	—	13,190	4,142	35,166
Operating lease right-of-use assets	—	1,202	250	494
Goodwill	—	—	—	9,214
Other non-current assets	—	75	—	—
Total noncurrent assets of discontinued operations	—	14,467	4,392	44,874

Total assets of discontinued operations	$—	$39,279	$6,950	$66,448

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$—	$4,673	$253	$14,346
Accrued expenses and other current liabilities	—	6,621	597	784
Current operating lease liabilities	—	248	202	302
Total current liabilities of discontinued operations	—	11,542	1,052	15,432

Long-term operating lease liabilities	—	954	—	—
Other long-term liabilities	—	6,415	—	—
Total noncurrent liabilities of discontinued operations	—	7,369	—	—

Total liabilities of discontinued operations	$—	$18,911	$1,052	$15,432

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major components from discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Services revenue	$—	$21,692	$207	$1,271

COST, EXPENSES AND GAINS
Cost of revenue	519	18,771	2,286	5,768
Selling, general and administrative	53	1,470	310	452
Depreciation and amortization	—	568	34	2,459
Gains on disposal of assets, net	—	(41)	(851)	(60)
Total cost, expenses and gains, net	572	20,768	1,779	8,619
Operating (loss) income	(572)	924	(1,572)	(7,348)

OTHER (INCOME) EXPENSE
Interest expense, net	—	8,177	44	490
Other expense, net	—	13	1	1
Total other expense, net	—	8,190	45	491
Loss before income taxes	(572)	(7,266)	(1,617)	(7,839)
(Benefit) provision for income taxes	(1,632)	72	—	—
Net income (loss) from discontinued operations, net of income taxes	$1,060	$(7,338)	$(1,617)	$(7,839)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	T&D Transaction		Pressure Pumping Transaction
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Services revenue	$29,553	$68,558	$41,916	$17,756

COST, EXPENSES AND GAINS
Cost of revenue	25,897	56,965	41,793	22,603
Selling, general and administrative	1,899	4,584	1,552	1,545
Depreciation and amortization	957	1,830	5,738	8,076
(Gains) losses on disposal of assets, net	(20)	(984)	(1,488)	125
Impairment of goodwill	—	—	9,214	—
Total cost, expenses and gains, net	28,733	62,395	56,809	32,349
Operating income (loss)	820	6,163	(14,893)	(14,593)

OTHER (INCOME) EXPENSE
Interest expense (income), net	59	10,211	(420)	1,479
Other (income) expense, net	(122)	32	4	2
(Gain) loss on divestiture	(83,747)	—	24,974	—
Total other (income) expense, net	(83,810)	10,243	24,558	1,481
Income (loss) before income taxes	84,630	(4,080)	(39,451)	(16,074)
Provision (benefit) for income taxes	1,418	104	(1,262)	—
Net income (loss) from discontinued operations, net of income taxes	$83,212	$(4,184)	$(38,189)	$(16,074)

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.6 million during the nine months ended September 30, 2025 and $1.2 million and $2.3 million during the three and nine months ended September 30, 2024. The Company did not recognize any shortfall revenue during the three months ended September 30, 2025.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets (in thousands):

Balance, December 31, 2024	$2,124
Deduction for recognition of revenue	(1,600)
Deduction for rebate credit recognized	(537)
Increase for deferral of customer prepayments	928
Balance, September 30, 2025	$915

The Company did not have any contract assets at September 30, 2025 and December 31, 2024.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three and nine months ended September 30, 2025 and 2024. At September 30, 2025, the Company had unsatisfied performance obligations totaling $1.6 million, which will be recognized over the next 4 months.

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

	September 30,	December 31,
	2025	2024
Supplies	$1,920	$2,080
Raw materials	—	15
Work in process	1,506	4,081
Finished goods	843	672
Total inventories	$4,269	$6,848

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Assets and Liabilities Held for Sale

During the nine months ended September 30, 2025, the Company reclassified certain contract drilling assets and natural sand proppant assets as held for sale. At September 30, 2025, the Company’s contract drilling assets remain classified as held for sale, as the fair value, less estimated selling costs, of the disposal group continues to be greater than the carrying value. The Company continues to monitor the fair value of assets classified as held for sale at each reporting period in accordance with ASC 360.

On September 15, 2025, the Company completed the sale of assets related to its natural sand proppant operations at its Piranha Proppant LLC processing plant, which were previously classified as held for sale. The sale resulted in a loss of $2.4 million, recorded in “losses (gains) on disposal of assets, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the period. At September 30, 2025, the Company had no remaining natural sand proppant assets classified as held for sale, and liabilities held for sale were a nominal amount.
7.    Property, Plant and Equipment, net
Property, plant and equipment, net includes the following (in thousands):

		September 30,	December 31,
	Useful Life	2025	2024
Machinery and equipment	7-20 years	$74,611	$114,428
Buildings and leasehold improvements	15-39 years	29,691	38,039
Aviation equipment(a)	3-10 years	17,500	3,742
Vehicles, trucks and trailers	5-10 years	15,466	19,716
Drilling rigs and directional drilling equipment	3-15 years	13,186	96,120
Rail improvements	10-20 years	11,759	13,445
Land	N/A	6,025	11,679
Other property, plant and equipment	3-15 years	6,811	17,385
		175,049	314,554
Equipment not yet placed in service		26,758	3,094
		201,807	317,648
Less: Accumulated depreciation(b)		117,979	250,923
Total property, plant and equipment, net		$83,828	$66,725
(a)    This equipment relates to assets leased to customers under operating leases.
(b)    Includes accumulated depreciation of $4.5 million and $2.7 million at September 30, 2025 and December 31, 2024, respectively, related to assets leased to customers under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation	$1,913	$2,380	$6,195	$8,155
Amortization	14	14	41	41
Depletion and accretion	829	762	1,443	1,154
Depreciation, depletion, amortization and accretion	$2,756	$3,156	$7,679	$9,350

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.5 million and $4.1 million at September 30, 2025 and December 31, 2024, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method loss to its investment of $0.4 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and equity method income (loss) of $0.4 million and ($0.7) million for the three and nine months ended September 30, 2024, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The investment in Brim Acquisitions is included in the Company’s Rentals segment, as defined in Note 19.

9.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	September 30,	December 31,
	2025	2024
State and local taxes payable	$12,459	$12,630
Accrued compensation and benefits	1,519	826
Insurance reserves	1,236	1,507
Deferred revenue	915	2,123
Financed insurance premiums(a)	389	8,409
Other	1,001	1,128
Total accrued expenses and other current liabilities	$17,519	$26,623
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At September 30, 2025 the applicable interest rates associated with financed insurance premiums was 6.29%. At December 31, 2024, the applicable interest rate associated with financed insurance premiums was 6.49%.

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

At September 30, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of September 30, 2025, December 31, 2024 and the filing date of this Quarterly Report.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2025, the revolving credit facility was undrawn, the borrowing base was $50.0 million, and there was $42.5 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit. At December 31, 2024, the revolving credit facility was undrawn, the borrowing base was $25.2 million, and there was $17.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2025.

12.    Income Taxes
The Company recorded income tax expense from continuing operations of $2.0 million for the nine months ended September 30, 2025 compared to income tax benefit of $12.7 million for the nine months ended September 30, 2024. The Company’s effective tax rates were (4.3)% and 6.9% for the nine months ended September 30, 2025 and 2024, respectively.

The effective tax rate for the nine months ended September 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the nine months ended September 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the nine months ended September 30, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective in 2025 and others implemented through 2027. The Company recorded the impact of the OBBBA on its unaudited condensed consolidated financial statements during the three-month period ending September 30, 2025. The Company primarily benefited from lower projected cash taxes as a result of OBBBA provisions that allowed for the current expensing of qualified capital expenditures, and an increase in the amount of allowable interest expense deductions.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Lease expense consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,083	$1,411	$3,936	$4,615
Short-term lease expense	—	4	—	29
Financing lease expense:
Amortization of right-of-use assets	35	54	110	164
Interest on lease liabilities	3	12	13	45
Total lease expense	$1,121	$1,481	$4,059	$4,853

Right of use assets and liabilities related to financing leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Property, plant and equipment, net	$157	$600
Accrued expenses and other current liabilities	63	229
Other liabilities	60	106

Other supplemental information related to leases for the three and nine months ended September 30, 2025 and 2024 and at September 30, 2025 and December 31, 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,331	$1,405	$4,185	$4,525
Operating cash flows from financing leases	3	13	13	45
Financing cash flows from financing leases	68	102	215	312
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$452	$—	$2,944	$(24)
Financing leases	—	74	27	150

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.0 years	2.8 years
Financing leases	1.9 years	1.6 years
Weighted-average discount rate:
Operating leases	9.8%	9.7%
Financing leases	9.9%	8.0%

Maturities of lease liabilities at September 30, 2025 are as follows (in thousands):

	Operating Leases	Financing Leases
Remainder of 2025	$1,007	$18
2026	2,469	72
2027	1,174	43
2028	358	1
2029	16	—
Thereafter	488	—
Total lease payments	5,512	134
Less: Present value discount	791	11
Present value of lease payments	$4,721	$123

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

The Company’s lease agreements are a combination of short-term and long-term leases and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $1.0 million and $2.2 million during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease payments for the Company’s outstanding long-term leases at September 30, 2025 are as follows (in thousands):

Remainder of 2025	$351
2026	1,404
2027	702
2028	—
2029	—
Thereafter	—
Total lease payments	$2,457

14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net loss per share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted earnings per share:
Net loss from continuing operations	$(12,058)	$(8,865)	$(49,327)	$(171,588)
Net (loss) income from discontinued operations, net of income taxes	(557)	(15,177)	45,023	(20,258)
Net loss	$(12,615)	$(24,042)	$(4,304)	$(191,846)

Weighted average common shares outstanding(a)	48,358	48,127	48,245	48,044

Basic and diluted earnings per share from continuing operations	$(0.25)	$(0.18)	$(1.02)	$(3.57)
Basic and diluted earnings per share from discontinued operations	(0.01)	(0.32)	0.93	(0.42)
Basic and diluted earnings per share	$(0.26)	$(0.50)	$(0.09)	$(3.99)
(a)    Excludes 30 shares for the three months ended September 30, 2024, and 62 and 63 shares for the nine months ended September 30, 2025 and 2024, respectively, of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Company’s Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07, was $18.9 million. There was no change to the unrecognized amount during the three and nine months ended September 30, 2025.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 2.0 million shares of common stock remain available for future grants under the 2024 Plan at September 30, 2025.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of the unvested restricted stock units is presented below:

	Number of Unvested Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested shares as of December 31, 2024	255,946	$4.52
Vested	(230,946)	4.40
Forfeited	(25,000)	5.63
Unvested shares as of September 30, 2025	—	$—

At September 30, 2025, there was no unrecognized compensation cost. The total fair value of shares vested was $0.6 million during the nine months ended September 30, 2025, and $0.7 million and $4.1 million during the three and nine months ended September 30, 2024, respectively. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.4 million for the nine months ended September 30, 2025, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC, Elk City Yard LLC, Caliber Investment Group LLC, Grizzly Oil Sands ULC and Brim Equipment. Revenue from related party transactions was $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. Costs incurred from related party transactions was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. At September 30, 2025 and December 31, 2024, accounts receivable from related party transactions was $0.4 million, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There was no accounts payable for related party transactions at September 30, 2025 and December 31, 2024.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On October 16, 2023, the Company entered into a term credit facility with Wexford. The Company incurred interest expense under this agreement totaling $1.6 million and $4.7 million for the three and nine months ended September 30, 2024, respectively. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 10 for additional detail on the term credit facility with Wexford.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations at September 30, 2025.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $7.5 million at September 30, 2025 and December 31, 2024. Additionally, at September 30, 2025, the Company had an outstanding letter of credit related to its Settlement Agreement with PREPA totaling $18.4 million, which is cash collateralized at Fifth Third Bank for $19.3 million. See Note 20 - “Subsequent Events” for additional details regarding the release of the letter of credit and related collateral.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. At September 30, 2025 and December 31, 2024, the workers’ compensation policy required a deductible per occurrence of up to $0.3 million. At September 30, 2025 and December 31, 2024, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.5 million. As of September 30, 2025 and December 31, 2024, the workers’ compensation and auto liability policies contained an aggregate stop loss of $8.7 million and $5.4 million, respectively.

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

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At September 30, 2025 and December 31, 2024, total accrued claims for continuing and discontinued operations were $1.2 million and $1.5 million, respectively. Of this amount, $0.3 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively, relate to continuing operations.

The Company also has insurance coverage for directors and officers liability. As of September 30, 2025 and December 31, 2024, the directors and officers liability policy had a deductible per occurrence of $1.0 million and an aggregate deductible of $10.0 million. At September 30, 2025 and December 31, 2024, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $9.1 million for the calendar year ending December 31, 2025. At September 30, 2025 and December 31, 2024, total accrued claims for continuing and discontinued operations were $0.8 million and $2.3 million, respectively. Of these amounts, $0.5 million at September 30, 2025 and December 31, 2024, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Warranty Guarantees
Pursuant to certain customer contracts in our infrastructure services segment, the Company warrants equipment and labor performed under the contracts for a specified period following substantial completion of the work. Generally, the warranty is for one year or less. No liabilities were accrued at September 30, 2025 and December 31, 2024 and no expense was recognized during the nine months ended September 30, 2025 and 2024 related to warranty claims. However, if warranty claims occur, the Company could be required to repair or replace warrantied items, which in most cases are covered by

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
warranties extended from the manufacturer of the equipment. In the event the manufacturer of equipment failed to perform on a warranty obligation or denied a warranty claim made by the Company, the Company could be required to pay for the cost of the repair or replacement.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At September 30, 2025 and December 31, 2024, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

Litigation

PREPA
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. As discussed in Note 2, on July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of September 30, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Cobra has been served with 14 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. On May 16, 2025 and May 20, 2025, the Court entered judgment against Cobra in connection with two of the lawsuits in the amount of $5.1 million and $1.6 million, respectively, plus interest, penalties and attorneys’ fees. Separately, the Court entered judgment against Cobra in connection with another lawsuit on July 3, 2025, in the amount of $3.4 million. The May 16, 2025 and May 20, 2025 judgments were appealed to the Court of Appeals, which denied the appeals on June 30, 2025. In August 2025, Cobra appealed the Salinas and Humacao (and others) matters to the Supreme Court of Puerto Rico. Also in August 2025, Cobra filed a request for oral arguments. On October 24, 2025, Cobra received a notification from the Supreme Court accepting the cases as certiorari and denying to hear the appeal. Cobra intends to file a motion to reconsider. In connection with the Settlement Agreement entered into with PREPA, PREPA (including through the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiscal agent for PREPA, and the FOMB) has agreed to cooperate with Cobra and assist in resolving the construction excise and volume of business taxes assessed against Cobra. There is no guarantee, however, that the Company, including with PREPA’s cooperation, will be successful in favorably resolving or mitigating these taxes. Accordingly, at this time, the amount of loss cannot be reasonably estimated.

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

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during the nine months ended September 30, 2024 related to the termination of the Assignment Agreement, which is included in “interest income (expense and financing charges), net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and nine months ended September 30, 2025 and 2024, the Company paid $0.2 million, $0.9 million, $0.5 million and $1.5 million, respectively, in contributions to the plan. Of these amounts for the three and nine months ended September 30, 2025 and 2024, $0.1 million, $0.4 million, $0.2 million and $0.5 million, respectively, relates to continuing operations.

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

The Company principally provides products and services to our customers primarily in the oil and natural gas and utility infrastructure industries. At September 30, 2025, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Rentals segment provides construction, oilfield and aviation rentals to operators in the northeast and midwest regions of the United States as well as Hawaii. The Infrastructure segment provides engineering, design and fiber optic services to utility customers in the midwest and western regions of the United States. The Sand segment provides sand mining, processing and selling services for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The Accommodations segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging in northern Alberta, Canada. The Drilling segment provides directional drilling services primarily in the Anadarko and Permian Basins.

Sales from one segment to another are generally priced at estimated equivalent commercial selling prices. All transactions conducted between segments are eliminated in consolidation. Transactions conducted by companies within the same

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2025. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

Three Months Ended September 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$2,750	$4,761	$2,728	$2,280	$2,282	$14,801
Intersegment revenue	16	—	—	—	—	16
	2,766	4,761	2,728	2,280	2,282	14,817
Reconciliation of Revenue
Eliminations(a)						(16)
Total consolidated revenue						$14,801

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$1,691	$4,714	$4,148	$1,436	$1,840
Selling, general and administrative, exclusive of stock based compensation	1,408	1,032	761	378	230
Segment Adjusted EBITDA	$(333)	$(985)	$(2,181)	$466	$212	$(2,821)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$1,558
Depreciation, depletion, amortization and accretion						2,756
Losses on disposal of assets, net						1,874
Interest (income) expense and financing charges, net						(922)
Other expense, net						1,831
Loss from continuing operations before income taxes						$(9,918)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2024	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$2,146	$4,351	$4,909	$2,854	$1,557	$15,817
Intersegment revenue	83	—	—	—	—	83
	2,229	4,351	4,909	2,854	1,557	15,900
Reconciliation of Revenue
Other(b)						1,229
Eliminations(a)						(77)
Total consolidated revenue						$17,052

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$1,303	$3,647	$3,164	$1,694	$1,362
Selling, general and administrative, exclusive of stock based compensation	392	988	1,498	456	336
Segment Adjusted EBITDA	$534	$(284)	$247	$704	$(141)	$1,060

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$4,002
Depreciation, depletion, amortization and accretion						3,156
Gains on disposal of assets, net						(192)
Stock based compensation						219
Interest (income) expense and financing charges, net, inclusive of related parties						1,065
Other expense, net						1,108
Loss from continuing operations before income taxes						$(8,298)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$7,744	$14,881	$14,843	$6,127	$3,207	$46,802
Intersegment revenue	54	—	—	—	—	54
	7,798	14,881	14,843	6,127	3,207	46,856
Reconciliation of Revenue
Eliminations(a)						(54)
Total consolidated revenue						$46,802

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$4,675	$12,817	$14,886	$4,110	$2,994
Selling, general and administrative, exclusive of stock based compensation	2,774	2,776	3,374	1,072	617
Segment Adjusted EBITDA	$349	$(712)	$(3,417)	$945	$(404)	$(3,239)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$5,602
Depreciation, depletion, amortization and accretion						7,679
Gains on disposal of assets, net						(2,675)
Impairment of long-lived assets						31,669
Stock based compensation						412
Interest (income) expense and financing charges, net						(1,434)
Other expense, net						2,791
Loss from continuing operations before income taxes						$(47,283)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2024	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$5,594	$13,957	$13,936	$8,474	$2,804	$44,765
Intersegment revenue	326	—	—	—	—	326
	5,920	13,957	13,936	8,474	2,804	45,091
Reconciliation of Revenue
Other(b)						3,658
Eliminations(a)						(331)
Total consolidated revenue						$48,418

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$3,879	$11,367	$13,484	$4,953	$3,349
Selling, general and administrative, exclusive of stock based compensation	1,048	2,888	4,105	1,336	830
Segment Adjusted EBITDA	$993	$(298)	$(3,653)	$2,185	$(1,375)	$(2,148)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$100,438
Depreciation, depletion, amortization and accretion						9,350
Gains on disposal of assets, net						(1,637)
Stock based compensation						657
Interest (income) expense and financing charges, net, inclusive of related parties						8,712
Other expense (income), net						64,624
Loss from continuing operations before income taxes						$(184,292)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of September 30, 2025:
Total assets for reportable segments	$51,147	$5,906	$68,854	$12,835	$3,636	$142,378
Other assets(a)						187,425
Total consolidated assets, excluding discontinued operations						$329,803

As of December 31, 2024:
Total assets for reportable segments	$8,451	$6,010	$118,855	$12,811	$1,870	$147,997
Other assets(a)						130,307
Total consolidated assets, excluding discontinued operations						$278,304

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents and restricted cash.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a breakout of purchases of property, plant and equipment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Rentals	$17,185	$127	$44,125	$350
Infrastructure	19	—	120	291
Sand	—	—	93	—
Accommodations	95	17	170	97
Drilling	—	15	116	100
Total segment purchases of property, plant and equipment	17,299	159	44,624	838
Other(a)	—	—	—	227
Total consolidated purchases of property, plant and equipment, excluding discontinued operations	$17,299	$159	$44,624	$1,065

(a) Includes purchases related to non-operating legacy services that are no longer active.
20.    Subsequent Events
In October 2025, Fifth Third Bank released the $18.4 million letter of credit previously issued under the Reimbursement Agreement with PREPA. As part of the release, the $19.3 million in cash collateral originally deposited on October 18, 2024 was returned to the Company. In addition, approximately $0.5 million of interest earned on the collateralized balance was transferred to the Company’s unrestricted cash account.

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

To reflect how management evaluates the business after these divestitures, prior period segment information in our results of operations below has been recast to conform with our segment composition as of September 30, 2025.

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

Settlement Agreement with PREPA

Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of September 30, 2025, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC for more information regarding the Settlement Agreement.

Third Quarter 2025 Financial Overview

•Revenue for the third quarter of 2025 decreased by $2.3 million, or 13%, to $14.8 million from $17.1 million for the third quarter of 2024. The decrease in total revenue is primarily attributable to a decrease in natural sand proppant services and accommodations revenue.

•Net loss for the third quarter of 2025 was $12.6 million, or $0.26 per diluted share, as compared to net loss of $24.0 million, or $0.50 per diluted share, for the third quarter of 2024.

•Adjusted EBITDA for the third quarter of 2025 was ($4.4) million as compared to ($2.9) million for the third quarter of 2024. See “Non-GAAP Financial Measures” for a reconciliation of net loss from continuing operations to Adjusted EBITDA.

Future Results

During the fourth quarter of 2025, we expect to generate an adjusted EBITDA loss from continuing operations ranging from $2.0 million to $3.0 million based on our current portfolio of assets. Further, we expect our cash outflow related to discontinued operations to range from $1.0 million to $2.0 million due to the wind-down of activities. We plan to largely fund this loss from proceeds from the sale of underutilized assets.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Revenue:
Rental services	$2,766	$2,229
Infrastructure services	4,761	4,351
Natural sand proppant services	2,728	4,909
Accommodation services	2,280	2,854
Drilling services	2,282	1,557
Other services	—	1,229
Eliminations	(16)	(77)
Total revenue	14,801	17,052

Cost of revenue:
Rental services (exclusive of depreciation and amortization of $1,008 and $254 for the three months ended September 30, 2025 and 2024, respectively)	1,691	1,303
Infrastructure services (exclusive of depreciation and amortization of $61 and $57 for the three months ended September 30, 2025 and 2024, respectively)	4,714	3,647
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,263 and $1,688 for the three months ended September 30, 2025 and 2024, respectively)	4,148	3,164
Accommodation services (exclusive of depreciation and accretion of $273 and $277 for the three months ended September 30, 2025 and 2024, respectively)	1,436	1,694
Drilling services (exclusive of depreciation of $20 and $37 for the three months ended September 30, 2025 and 2024, respectively)	1,840	1,362
Other services (exclusive of depreciation of $131 and $843 for the three months ended September 30, 2025 and 2024, respectively)	207	2,340
Eliminations	(16)	(77)
Total cost of revenue	14,020	13,433
Selling, general and administrative	5,160	6,780
Depreciation, depletion, amortization and accretion	2,756	3,156
Losses (gains) on disposal of assets, net	1,874	(192)
Operating loss	(9,009)	(6,125)
Interest income (expense and financing charges), net, inclusive of related parties	922	(1,065)
Other expense, net	(1,831)	(1,108)
Loss before income taxes	(9,918)	(8,298)
Provision for income taxes	2,140	567
Net loss from continuing operations	(12,058)	(8,865)
Net loss from discontinued operations, net of income taxes	(557)	(15,177)
Net loss	$(12,615)	$(24,042)

    Revenue. Revenue for the three months ended September 30, 2025 decreased $2.3 million, or 13%, to $14.8 million from $17.1 million for the three months ended September 30, 2024. The decrease in total revenue is primarily attributable to decreases in revenue for natural sand proppant services, accommodation services, and other services during the three months ended September 30, 2025, which was partially offset by an increase in revenue for rental services, infrastructure services, and drilling services. Revenue by segment was as follows:

    Rental Services. Rental services revenue increased $0.6 million, or 27%, to $2.8 million for the three months ended September 30, 2025 from $2.2 million for the three months ended September 30, 2024. The increase in our rental services revenue was primarily driven by an $0.8 million increase in aviation rental revenue, which was partially offset by a 7% decrease in equipment rental revenue.

    Infrastructure Services. Infrastructure services revenue increased $0.4 million, or 9%, to $4.8 million for the three months ended September 30, 2025 from $4.4 million for the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in fiber optic revenue related to increased activity, partially offset by a 7% decrease in billable engineering hours.

    Natural Sand Proppant Services. Natural sand proppant services revenue decreased $2.2 million, or 45%, to $2.7 million for the three months ended September 30, 2025 from $4.9 million for the three months ended September 30, 2024 primarily due to a 25% decrease in tons of sand sold from 163,297 tons for the three months ended September 30, 2024 to 122,161 tons for the three months ended September 30, 2025, combined with a 20% decline in the average price per ton of sand sold from $22.89 per ton during the three months ended September 30, 2024 to $18.26 per ton during the three months ended September 30, 2025. Additionally, the three months ended September 30, 2024 included shortfall revenue of $1.2 million compared to none for the three months ended September 30, 2025.

Accommodation Services. Accommodation services revenue decreased $0.6 million, or 21%, to $2.3 million for the three months ended September 30, 2025 from $2.9 million for the three months ended September 30, 2024 primarily due to a decline in utilization. On average, 185 rooms were utilized during the three months ended September 30, 2025 as compared to 222 for the three months ended September 30, 2024 for our accommodation services.

    Drilling Services. Drilling services revenue increased $0.7 million or 44% to $2.3 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024 . The increase in our drilling services revenue was primarily attributable to increased utilization for our directional drilling business from 28% for the three months ended September 30, 2024 to 32% for the three months ended September 30, 2025.

Other Services. Other services revenue declined $1.2 million during the three months ended September 30, 2025. This activity primarily related to our water transfer services, which were shut down during the third quarter of 2024.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $0.6 million from $13.4 million, or 78% of total revenue, for the three months ended September 30, 2024 to $14.0 million, or 95% of total revenue, for the three months ended September 30, 2025. Cost of revenue by segment was as follows:

Rental Services. Rental services cost of revenue, exclusive of depreciation and amortization, increased $0.4 million, or 31%, to $1.7 million for the three months ended September 30, 2025 from $1.3 million for the three months ended September 30, 2024, primarily due to an increase in utilization and the expansion of our aviation equipment offerings. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $1.0 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, was 61% and 58% for the three months ended September 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to an increase in repairs and maintenance expense, partially offset by an increase in utilization.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $1.1 million, or 31%, to $4.7 million for the three months ended September 30, 2025 from $3.6 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million for the three months ended September 30, 2025 and 2024, was 98% and 82% for the three months ended September 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to an increase in subcontractor expense.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $0.9 million, or 28%, to $4.1 million for the three months ended September 30,

2025 from $3.2 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $1.3 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, was 152% and 65% for the three months ended September 30, 2025 and 2024, respectively. The increase in cost as a percentage of revenue is primarily due to a 25% decrease in tons sold and a 20% decline in average sales price per ton. In addition, the three months ended September 30, 2025, included $0.6 million in expenses related to the return of rail cars.

    Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, decreased $0.3 million, or 18%, to $1.4 million for the three months ended September 30, 2025 from $1.7 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.3 million for the three months ended September 30, 2025 and 2024, was 61% and 59% for the three months ended September 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $0.4 million, or 29%, to $1.8 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation of nominal amounts for the three months ended September 30, 2025 and 2024, was 78% and 88% for the three months ended September 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an improvement in pricing.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $2.1 million to $0.2 million for the three months ended September 30, 2025 from $2.3 million for the three months ended September 30, 2024. The decline is primarily due to the shut down of our water transfer service offerings during the third quarter of 2024. Costs for the three months ended September 30, 2025 primarily relate to insurance and facilities expense for the legacy assets.

    Selling, General and Administrative. Selling, general and administrative, or SG&A, represent the costs associated with managing and supporting our operations. SG&A decreased $1.6 million to $5.2 million for the three months ended September 30, 2025 from $6.8 million for the three months ended September 30, 2024. The decrease is primarily due to a decrease in legal fees.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion totaled $2.8 million for the three months ended September 30, 2025 compared to $3.2 million for the three months ended September 30, 2024. The decrease is primarily attributable to a decline in property, plant and equipment depreciation as a result of existing assets being fully depreciated during or after the three months ended September 30, 2024, partially offset by an increase in depletion expense.

Losses (Gains) on Disposal of Assets, Net. Losses on the disposal of assets, net were $1.9 million compared to gains on the disposal of assets, net of $0.2 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, we completed the sale of assets associated with the natural sand proppant services segment. This transaction resulted in a loss of approximately $2.4 million, which was partially offset by $0.5 million in gains from the sale of assets related to our other services.

    Operating Loss. We reported operating loss of $9.0 million for the three months ended September 30, 2025 compared to operating loss of $6.1 million for the three months ended September 30, 2024. The increase in operating loss is primarily due to a decline in activity for our natural sand proppant and accommodation services.

    Interest Income (Expense and Financing Charges), Net. Interest income, net of interest expense and financing charges was $0.9 million for the three months ended September 30, 2025 compared to interest expense and financing charges, net of $1.1 million for the three months ended September 30, 2024. The decrease is primarily due to the decrease in interest expense due to the payoff of our long-term debt in 2024.

    Other (Expense) Income, Net. Other expense, net was $1.8 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024.

    Provision for Income Taxes. We recorded income tax expense of $2.1 million on pre-tax loss of $9.9 million for the three months ended September 30, 2025 compared to income tax expense of $0.6 million on pre-tax loss of $8.3 million for the three months ended September 30, 2024. Our effective tax rates were (21.6)% and (6.8)% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the three months ended September 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico as well as changes in the valuation allowance.

Discontinued Operations. We recorded net loss from discontinued operations, net of income taxes totaling $0.6 million during the three months ended September 30, 2025 compared to a net loss from discontinued operations, net of income taxes of $15.2 million for the three months ended September 30, 2024. See Note 3 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Revenue:
Rental services	$7,798	$5,920
Infrastructure services	14,881	13,957
Natural sand proppant services	14,843	13,936
Accommodation services	6,127	8,474
Drilling services	3,207	2,804
Other services	—	3,658
Eliminations	(54)	(331)
Total revenue	46,802	48,418

Cost of revenue:
Rental services (exclusive of depreciation and amortization of $2,104 and $908 for the nine months ended September 30, 2025 and 2024, respectively)	4,675	3,879
Infrastructure services (exclusive of depreciation and amortization of $182 and $140 for the nine months ended September 30, 2025 and 2024, respectively)	12,817	11,367
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $3,552 and $4,105 for the nine months ended September 30, 2025 and 2024, respectively)	14,886	13,484
Accommodation services (exclusive of depreciation and accretion of $799 and $864 for the nine months ended September 30, 2025 and 2024, respectively)	4,110	4,953
Drilling services (exclusive of depreciation of $73 and $109 for the nine months ended September 30, 2025 and 2024, respectively)	2,994	3,349
Other services (exclusive of depreciation of $969 and $3,224 for the nine months ended September 30, 2025 and 2024, respectively)	1,635	6,129
Eliminations	(54)	(331)
Total cost of revenue	41,063	42,830
Selling, general and administrative	14,992	108,831
Depreciation, depletion, amortization and accretion	7,679	9,350
Gains on disposal of assets, net	(2,675)	(1,637)
Impairment of long-lived assets	31,669	—
Operating loss	(45,926)	(110,956)
Interest income (expense and financing charges), net, inclusive of related parties	1,434	(8,712)
Other expense, net	(2,791)	(64,624)
Loss before income taxes	(47,283)	(184,292)
Provision (benefit) for income taxes	2,044	(12,704)
Net loss from continuing operations	(49,327)	(171,588)
Net income (loss) from discontinued operations, net of income taxes	45,023	(20,258)
Net loss	$(4,304)	$(191,846)

    Revenue. Revenue for the nine months ended September 30, 2025 decreased $1.6 million, or 3%, to $46.8 million from $48.4 million for the nine months ended September 30, 2024. The decrease in total revenue is primarily attributable to decreases in accommodations services and other services revenue, partially offset by increases in rental services, infrastructure services and natural sand proppant services revenue. Revenue by segments was as follows:

Rental Services. Rental services revenue increased $1.9 million, or 32%, to $7.8 million for the nine months ended September 30, 2025 from $5.9 million for the nine months ended September 30, 2024. The increase in our rental services revenue was primarily attributable to an increase in aviation rental revenue of $1.6 million coupled with an increase in equipment rental revenue of $0.4 million. The increase in our equipment rental revenue was driven by a 19% increase in the average number of pieces of equipment rented to customers from 228 for the nine months ended September 30, 2024 to 271 for the nine months ended September 30, 2025.

Infrastructure Services. Infrastructure services revenue increased $0.9 million, or 6%, to $14.9 million for the nine months ended September 30, 2025 from $14.0 million for the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in fiber optic revenue related to increased activity, partially offset by a 3% decrease in utilization.

Natural Sand Proppant Services. Natural sand proppant services revenue increased $0.9 million, or 6%, to $14.8 million for the nine months ended September 30, 2025 from $13.9 million for the nine months ended September 30, 2024. The increase in our natural sand proppant services revenue was primarily due to a 23% increase in tons of sand sold from approximately 449,574 tons for the nine months ended September 30, 2024 to approximately 552,944 tons for the nine months ended September 30, 2025, partially offset by a 11% decrease in the average sales price per ton of sand sold from $23.32 per ton during the nine months ended September 30, 2024 to $20.74 per ton during the nine months ended September 30, 2025.

Accommodation Services. Accommodation services revenue decreased $2.4 million, or 28%, to $6.1 million for the nine months ended September 30, 2025, from $8.5 million for the nine months ended September 30, 2024 primarily due to a decline in utilization. On average, 170 rooms were utilized during the nine months ended September 30, 2025 as compared to 222 for the nine months ended September 30, 2024 for our accommodation services.

Drilling Services. Drilling services revenue increased $0.4 million, or 14%, to $3.2 million for the nine months ended September 30, 2025, from $2.8 million for the nine months ended September 30, 2024. The increase in our drilling services revenue was primarily attributable to an increase in the average dayrate, which was partially offset by a decrease in utilization.

Other Services. Other services revenue declined $3.7 million during the nine months ended September 30, 2025. This activity primarily related to our water transfer services, which were shut down during the third quarter of 2024.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, decreased $1.7 million from $42.8 million, or 88% of total revenue, for the nine months ended September 30, 2024 to $41.1 million, or 88% of total revenue, for the nine months ended September 30, 2025. Cost of revenue by segment was as follows:

Rental Services. Rental services cost of revenue, exclusive of depreciation and amortization, increased $0.8 million, or 21%, to $4.7 million for the nine months ended September 30, 2025 from $3.9 million for the nine months ended September 30, 2024. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $2.1 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, was 60% and 66% for the nine months ended September 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, combined with the investment in aviation assets, which produces a higher gross margin percentage.

Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $1.4 million, or 12%, to $12.8 million for the nine months ended September 30, 2025 from $11.4 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $0.2 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively was 86% and 81% for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the increase as a percentage of revenue is primarily due to an increase in subcontractor expense.

Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $1.4 million, or 10%, from $13.5 million for the nine months ended September 30, 2024 to $14.9 million for the nine months ended September 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $3.6 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively, was 101% and 97% for the nine months ended September 30, 2025 and 2024, respectively. The increase in cost as a percentage of revenue is primarily due to an 11% decrease in average sales price per ton.

Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, decreased $0.9 million, or 18%, from $5.0 million for the nine months ended September 30, 2024 to $4.1 million for the nine months ended September 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.8 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, was 67% and 59% for the nine months ended September 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, decreased $0.3 million, or 9%, from $3.3 million for the nine months ended September 30, 2024 to $3.0 million for the nine months ended September 30, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million for the nine months ended September 30, 2025 and 2024, was 94% and 118% for the nine months ended September 30, 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an improvement in pricing.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $4.5 million to $1.6 million for the nine months ended September 30, 2025 from $6.1 million for the nine months ended September 30, 2024. The decline is primarily due to the shut down of our water transfer service offerings during the third quarter of 2024. Costs for the nine months ended September 30, 2025 primarily relate to insurance and facilities expense for the legacy assets.

    Selling, General and Administrative. Selling, general and administrative represent the costs associated with managing and supporting our operations. SG&A decreased $93.8 million to $15.0 million for the nine months ended September 30, 2025 from $108.8 million for the nine months ended September 30, 2024. The decline is primarily due to an $89.2 million charge in relation to the Settlement Agreement with PREPA during the nine months ended September 30, 2024 with no similar activity in 2025.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1.7 million to $7.7 million for the nine months ended September 30, 2025 from $9.4 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decline in property, plant and equipment depreciation as a result of existing assets being fully depreciated during or after the nine months ended September 30, 2024.

Gains on Disposal of Assets, Net. Gains on the disposal of assets were $2.7 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. The assets sold primarily related to our underutilized assets.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2025, the Company’s management made the decision to market assets related to is natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the nine months ended September 30, 2025. There was no similar activity during the nine months ended September 30, 2024.

    Operating Loss. We reported an operating loss of $45.9 million for the nine months ended September 30, 2025 compared to $111.0 million for the nine months ended September 30, 2024. The decreased operating loss was primarily due to an $89.2 million charge to selling, general and administrative recognized during the nine months ended September 30, 2024 in relation to the Settlement Agreement with PREPA, partially offset by $31.7 million in impairment expense recognized during the nine months ended September 30, 2025.

    Interest Income (Expense and Financing Charges), Net. Interest income, net of interest expense and financing charges was $1.4 million for the nine months ended September 30, 2025 compared to interest expense and financing charges, net of $8.7 million for the nine months ended September 30, 2024. The increase is primarily due to a $5.5 million financing charge incurred during the nine months ended September 30, 2024 in relation to the Assignment Agreement with SPCP Group coupled with a decline in interest expense on long term debt. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other Income (Expense), Net. We recognized other expense, net of $2.8 million during the nine months ended September 30, 2025 compared to other expense, net of $64.6 million for the nine months ended September 30, 2024. We recognized a net charge to interest on delinquent accounts receivable totaling $60.7 million during the nine months ended September 30, 2024 related to the Settlement Agreement with PREPA with no similar activity during the nine months ended September 30, 2025.

    Provision (Benefit) for Income Taxes. We recorded income tax expense of $2.0 million on pre-tax loss of $47.3 million for the nine months ended September 30, 2025 compared to an income tax benefit of $12.7 million on pre-tax loss of $184.3 million for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. Our effective tax rate for the nine months ended September 30, 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. Additionally, as a result of the Settlement Agreement with PREPA, during the nine months ended September 30, 2024, we reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $45.0 million during the nine months ended September 30, 2025 compared to net loss from discontinued operations, net of income taxes of $20.3 million for the nine months ended September 30, 2024. See Note 3 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net loss from continuing operations before depreciation, depletion, amortization and accretion, losses (gains) on disposal of assets, net, impairment of long-lived assets, stock based compensation, interest (income) expense and financing charges, net, other expense, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss from continuing operations in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss from continuing operations or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net loss from continuing operations to Adjusted EBITDA:	2025	2024	2025	2024
Net loss from continuing operations	$(12,058)	$(8,865)	$(49,327)	$(171,588)
Depreciation, depletion, amortization and accretion	2,756	3,156	7,679	9,350
Losses (gains) on disposal of assets, net	1,874	(192)	(2,675)	(1,637)
Impairment of long-lived assets	—	—	31,669	—
Stock based compensation	—	219	412	657
Interest (income) expense and financing charges, net, inclusive of related parties	(922)	1,065	(1,434)	8,712
Other expense, net	1,831	1,108	2,791	64,624
Provision (benefit) for income taxes	2,140	567	2,044	(12,704)
Interest on trade accounts receivable	—	—	—	(60,686)
Adjusted EBITDA	$(4,379)	$(2,942)	$(8,841)	$(163,272)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$98,167	$60,845
Revolving credit facility borrowing base	50,000	25,162
Less letter of credit facilities (environmental remediation)	(4,228)	(4,228)
Less letter of credit facilities (insurance programs)	(3,300)	(3,300)
Net working capital (less cash, cash equivalents and restricted cash)(a)	(8,778)	(6,124)
Total	$131,861	$72,355
(a)Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of October 29, 2025, we had unrestricted cash on hand of $106.6 million, marketable securities of $16.0 million, and no outstanding borrowings under our revolving credit facility and a borrowing base of $50.0 million, leaving an aggregate of $44.1 million of available borrowing capacity under this facility, after giving effect to $5.9 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net cash (used in) provided by operating activities from continuing operations	$(4,454)	$2,012	$(10,956)	$39,849
Net cash provided by (used in) operating activities from discontinued operations	5,185	(3,246)	1,873	(548)
Net cash (used in) provided by investing activities from continuing operations	(29,436)	251	(51,819)	2,816
Net cash (used in) provided by investing activities from discontinued operations	(837)	(1,645)	110,412	(8,736)
Net cash used in financing activities from continuing operations	(121)	(124)	(384)	(47,221)
Net cash used in financing activities from discontinued operations	—	(1,371)	(3,838)	(4,262)
Effect of foreign exchange rate on cash	(41)	23	73	(31)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,704)	$(4,100)	$45,361	$(18,133)

Operating Activities from Continuing Operations

    Net cash used in operating activities from continuing operations was $4.5 million for the three months ended September 30, 2025, compared to net cash provided by operating activities from continuing operations of $2.0 million for the three months ended September 30, 2024. Net cash used in operating activities from continuing operations was $11.0 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities from continuing operations of $39.8 million for the nine months ended September 30, 2024. The decrease in operating cash flows from continuing operations for the nine months ended September 30, 2025 was primarily attributable to a decline in receipts on accounts receivable.

Operating Activities from Discontinued Operations

    Net cash provided by operating activities from discontinued operations was $5.2 million for the three months ended September 30, 2025, compared to net cash used in operating activities from discontinued operations of $3.2 million for the three months ended September 30, 2024. Net cash provided by operating activities from discontinued operations was $1.9 million for the nine months ended September 30, 2025, compared to net cash used in operating activities from discontinued operations of $0.5 million for the nine months ended September 30, 2024. The increase in operating cash flows from discontinued operations for the periods is primarily attributable to the receipt of outstanding receivables of the discontinued entities and pressure pumping equipment during the nine months ended September 30, 2025.

Investing Activities from Continuing Operations

    Net cash used in investing activities from continuing operations was $29.4 million for the three months ended September 30, 2025, compared to net cash provided by investing activities from continuing operations of $0.3 million for the three months ended September 30, 2024. Net cash used in investing activities from continuing operations was $51.8 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities from continuing operations of $2.8 million for the nine months ended September 30, 2024. The increase in net cash used in investing activities from continuing operations for the periods is primarily due to an increase in purchases of property, plant and equipment and purchases of marketable securities.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Rental services(a)	$17,185	$127	$44,125	$350
Infrastructure services(b)	19	—	120	291
Natural sand proppant services(c)	—	—	93	—
Accommodation services(c)	95	17	170	97
Drilling services(c)	—	15	116	100
Other(c)	—	—	—	227
Total purchases of property, plant and equipment	$17,299	$159	$44,624	$1,065
(a)     Purchases primarily for expansion of our aviation rental fleet for the three and nine months ended September 30, 2025 and maintenance for the three and nine months ended September 30, 2024.
(b)     Purchases primarily for equipment for our fiber optic fleets for the periods presented.
(c)    Purchases primarily for maintenance for the periods presented.

Investing Activities from Discontinued Operations

    Net cash used in investing activities from discontinued operations was $0.8 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024. Net cash provided by investing activities from discontinued operations was $110.4 million for the nine months ended September 30, 2025, compared to net cash used in investing activities from discontinued operations of $8.7 million for the nine months ended September 30, 2024. The increase in net cash provided by investing activities from discontinued operations for the periods is primarily due to the sale of a portion of our infrastructure services entities and pressure pumping equipment during the nine months ended September 30, 2025.

Financing Activities from Continuing Operations

    Net cash used in financing activities from continuing operations was $0.1 million for the three months ended September 30, 2025 and 2024 which was primarily attributable to principal payments on financing leases and equipment financing notes. Net cash used in financing activities from continuing operations was $0.4 million for the nine months ended September 30, 2025, compared to $47.2 million for the nine months ended September 30, 2024. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2025 was primarily attributable to principal payments on financing leases and equipment financing notes. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2024 was primarily attributable to payments on financing transactions of $46.8 million.

Financing Activities from Discontinued Operations

    Net cash used in financing activities from discontinued operations was $1.4 million for the three months ended September 30, 2024. Net cash used in financing activities from discontinued operations was $3.8 million for the nine months ended September 30, 2025, compared to $4.3 million for the nine months ended September 30, 2024. Net cash used in financing activities from discontinued operations for the periods is primarily attributable to principal payments on financing leases and equipment financing notes and payments on sale leaseback arrangements.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount and $0.1 million for the three and nine months ended September 30, 2025, respectively, and nominal amounts for the three and nine months ended September 30, 2024. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Net Working Capital

    Our net working capital totaled $118.9 million and $74.1 million at September 30, 2025 and December 31, 2024, respectively. Our unrestricted cash balances were $98.2 million and $60.8 million at September 30, 2025 and December 31, 2024, respectively.

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

At September 30, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of September 30, 2025 and the filing date of this Quarterly Report.

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

There were no financial covenants applicable under the revolving credit facility at September 30, 2025 and December 31, 2024.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the factors discussed below. Any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program at September 30, 2025 or to date.

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

During the nine months ended September 30, 2025, our capital expenditures from continuing operations totaled $44.6 million. During 2025, we currently estimate that our aggregate capital expenditures from continuing operations will be approximately $45.5 million, depending upon industry conditions and our financial results. These capital expenditures primarily relate to our aviation and other equipment rental services.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $98.2 million at September 30, 2025. Currently, we do not enter into derivative instruments to hedge our interest rate exposure. However, we may enter into these types of investments in the future.

Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At September 30, 2025, we had no outstanding borrowings under our revolving credit facility.

Marketable Securities Risk

As of September 30, 2025, the recorded fair value of our equity investments in publicly traded companies was $12.7 million. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. However, our holdings are concentrated in financially stable companies. Accordingly, we believe that a meaningful sensitivity analysis is not practicable.

Foreign Currency Risk

    Our accommodation services segment generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2025, we had $3.0 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a nominal change to our loss from continuing operations before income taxes at September 30, 2025. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's marketable securities portfolio consists of investment-grade securities. We are also subject to credit risk due to concentration of our receivables from several significant customers. We generally do not require our customers to post collateral. The inability, delay or failure of our customers to meet their obligations to us due to customer liquidity issues or their insolvency or liquidation may adversely affect our business, financial condition, results of operations and cash flows. This risk may be further enhanced by the volatility in commodity prices, the reduction in demand for our services and challenging macroeconomic conditions.

Specifically, we had receivables due from PREPA totaling $20.0 million at September 30, 2025. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of the notes to our unaudited condensed consolidated financial statements for further information.

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

At September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that at September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. For a discussion of the trends and uncertainties impacting our business and risks associated with the Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—.”

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the third quarter ended September 30, 2025.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	October 31, 2025	By:	/s/ Bernard Lancaster
Bernard Lancaster
Chief Operating Officer and Principal Executive Officer

Date:	October 31, 2025	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer and Principal Financial Officer