Form 10-K
period 2025-12-31
MAMMOTH ENERGY SERVICES, INC.
filed 2026-03-06
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $70.7 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.

As of March 3, 2026, there were 48,358,315 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Mammoth Energy Services, Inc.’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
i

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

Forward-looking statements may include statements about:

•the levels of capital expenditures by our customers and the impact on utilization and pricing for our services;
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
•our ability to continue to grow our infrastructure services segment;
•any loss of one or more of our significant customers and its impact on our revenue, financial condition and results of operations;
•obsolescence of, or changes in overall demand for, our aircraft and flight equipment;
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
•sustained weakness in the natural gas basins in which we operate and adverse impact on demand for our oilfield and natural sand proppant services;
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

PART I.

Item 1. Business

Overview

     We are an integrated, growth-oriented services company focused on providing products and services to our customers primarily in the oil and natural gas, aviation and utility infrastructure industries. Our primary business objective is to drive returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio. Our suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Our rental services segment provides a wide range of equipment used in oilfield, construction and aviation activities. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the fiber industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services segment provides directional drilling to oilfield operators. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in constructing and improving fiber network. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

We continue to focus on growing our rental business. We believe our portfolio of aviation assets provides an attractive form of aviation asset financing for operators that allows capital deployment and fleet flexibility while eliminating residual value risk for the operators.

    Our facilities and service centers are strategically located in Ohio, Texas, Oklahoma, Wisconsin and Alberta, Canada primarily to serve the following areas:

•Eastern Ohio;
•Southern Ohio;
•West Texas;
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

    Our operational division heads have an extensive track record with an average of over 29 years of services experience. They bring valuable expertise and long-term customer relationships to our business. We provide our rental services, infrastructure services, natural sand proppant, accommodation services and drilling services to a diversified range of both public and private independent oil and natural gas producers, sand suppliers, fiber network owners and aircraft-based passenger and cargo providers.

Our Services

    Our revenues, operating income (loss) and identifiable assets are primarily attributable to five reportable segments: rental services, infrastructure services, natural sand proppant services, accommodation services, and drilling services.

Rental Services

Our equipment rental services provide a wide range of equipment used in drilling, flowback and hydraulic fracturing services as well as in construction activities. Our equipment rentals consist of cranes, light plants, generators and other oilfield related equipment. We provide equipment rental in West Texas, Eastern Ohio, Pennsylvania and West Virginia.

Our aviation services include leasing aircraft and aircraft equipment to customers. Aircraft equipment is comprised of auxiliary power units (“APUs”) and engines. As of December 31, 2025, we owned nine regional aircraft, two helicopters, five jet engines, and ten APUs.

Infrastructure Services

    Our infrastructure services business provides engineering, design, construction, upgrade, maintenance and repair services to fiber networks. We provide infrastructure services primarily in the southwest and midwest portions of the United States.

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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the consolidated statements of comprehensive income (loss), and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the consolidated statements of comprehensive income (loss) for the year ended December 31, 2024. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and Note 18. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for more information.

Natural Sand Proppant Services

    In our natural sand proppant business, we mine, process and sell sand. In the past, we have also bought processed sand from suppliers on the spot market for resale. Natural sand proppant, also known as frac sand, is the most widely used type of proppant due to its broad applicability in unconventional oil and natural gas wells and its favorable physical characteristics relative to other proppants. Natural frac sand may be used as proppant in all but the highest pressure and temperature environments and is being employed in nearly all major U.S. unconventional oil and natural gas producing basins, including those in which we operate.

    At our Jackson County, Wisconsin plant, we mine and process sand into premium monocrystalline sand, a specialized mineral that is used as frac sand. Until September 2025, we mined and processed out of a plant in Jackson County, Wisconsin. We can also purchase raw or washed sand and process it at our indoor sand processing plant located in Pierce County, Wisconsin; however, this facility has been temporarily idled since September 2018 due to market conditions. We sell sand to our customers for use in their hydraulic fracturing operations to enhance recovery rates from unconventional wells. Our sand processing plants produce a range of frac sand sizes for use in all major North American shale basins, including a majority of the standard proppant sizes as defined by the ISO/API 13503-2 specifications. These grain sizes can be customized to meet the demands of our customers with respect to a specific well. Our supply of Jordan substrate exhibits the physical properties necessary to withstand the completion and production environments of the wells in these shale basins. Our indoor processing plant in Pierce County, Wisconsin is designed for year-round continuous wet and dry plant operation. Our multi-environment processing plants in Barron County and Jackson County, Wisconsin have indoor dry plants designed to operate year-round and outdoor wet plants that generally operate eight months per year.

    We also provide logistics solutions to facilitate delivery of our frac sand products to our customers. Our frac sand products out of our Jackson County, Wisconsin plant are primarily shipped by rail to our customers in the Utica Shale, the Montney Shale in British Columbia and Alberta, Canada. The sand products out of our Barron County, Wisconsin plant were primarily shipped by rail to customers in the SCOOP/STACK, DJ Basin and Permian Basin. Our logistics capabilities are important to our customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store frac sand in large quantities near their well completion sites, they typically prefer product to be delivered where and as needed, which requires predictable and efficient loading and shipping capabilities. We contract with third party providers to transport our frac sand products to railroad facilities for delivery to our customers. We currently lease or have access to origin transloading facilities on the Canadian National Railway Company (CN) rail system and use an in-house railcar fleet that we lease from various third parties to deliver our frac sand products to our customers. Origin transloading facilities on multiple railways allow us to provide predictable and efficient loading and shipping of our frac sand products.

Accommodation Services

    Our remote accommodations business provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging. We provide a turnkey solution for our customers’ accommodation needs. These modular camps, when assembled together, form large dormitories, with kitchen/dining facilities and recreation areas. These camps are operated as “all inclusive,” where meals are prepared and provided for the guests. The primary revenue source for these camps is lodging fees. As of December 31, 2025, we had a capacity of 764 rooms, 612 of which are at Sand Tiger Lodge, our camp in northern Alberta, Canada, and 152 of which are available to be leased as rental equipment to a third party. On average, 186 rooms were utilized per night during the year ended December 31, 2025.

Drilling Services

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

    As of December 31, 2025, we owned four MWD kits and one EM kit used in vertical, horizontal and directional drilling applications, 89 mud motors, nine air motors and an inventory of related parts and equipment. Currently, we perform our directional drilling services in the Anadarko Basin, Arkoma Basin, Powder River Basin and Permian Basin.

Business Developments

During 2025, we completed four strategic divestitures. On April 11, 2025, we sold a portion of our infrastructure services entities, including our distribution, transmission and substation operations, for aggregate proceeds of approximately $108.7 million, subject to customary post-closing adjustments. On June 16, 2025, we sold all of the equipment previously used in our hydraulic fracturing services for $15.0 million. On September 15, 2025, the Company completed the sale of assets related to its natural sand proppant operations at its Piranha Proppant LLC processing plant. On December 2, 2025, we completed the sale of our engineering services business, Aquawolf, for approximately $30.0 million, also subject to customary post-closing adjustments. The results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and discussed in this report. Unless otherwise indicated, the information presented in this Management’s Discussion and Analysis relates only to our continuing operations.

To reflect on how management evaluates the business following these divestitures, prior period segment information presented in our results of operations below has been recast to conform with our segment composition as of December 31, 2025. See Note 3. “Discontinued Operations” to our consolidated financial statements included elsewhere in this annual report for more information.

Our Industries

Aircraft Industry

The operating environment for the lease of aircraft and aircraft assets is currently favorable. Factors such as population growth as well as improved global economic health and development are positively influencing both passenger and freight demand. In addition, factors and trends including Original Equipment Manufacturer (“OEM”) supply chain challenges and backlogs, the financing needs of airlines and the availability of maintenance facilities as well as repair timelines may increase the demand for our aircraft and aircraft equipment.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2025 and 2024, we experienced challenges in our oil and gas businesses as a result of a generally declining rig count combined with elevated oil and natural gas production in the U.S. We expect 2026 activity to remain steady during the first half of the year with potential for upside in the back half of the year. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

In response to prior market conditions, we previously idled several service lines, including cementing, acidizing, flowback, contract drilling, rig hauling, coil tubing, pressure control, full‑service transportation, and crude oil hauling. Based on the demand environment described above, these service lines have remained idled, and we continue to assess whether market conditions will support their recommencement.

Natural Sand Proppant Industry

Increased demand from oil and gas companies in 2022 resulted in higher demand and pricing for our sand compared to 2021, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Activity remained suppressed throughout 2024 and 2025. As discussed above, we expect 2026 activity to be relatively steady, with the potential for moderate upside compared to 2025 driven by increases in natural gas demand to support power demand and LNG exports.

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

We believe that the coarseness, conductivity, sphericity, acid-solubility, and crush-resistant properties of our Northern White sand reserves and our facilities’ connectivity to rail and other transportation infrastructure grant us logistical access to the Utica, Marcellus and Montney shale basins compared to many of our competitors and make us one of a select group of sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to those basins.

Infrastructure Industry

    The infrastructure industry involves the construction and maintenance of fiber networks. Demand for our services is driven by artificial intelligence ("AI") and data center projects.

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

We believe that AI and high-performance computing will drive the upgrade and overbuild of fiber networks in order to increase data capacity. Funding for projects in the infrastructure space remains strong with added opportunities since the Infrastructure Investment and Jobs Act ("IIJA") was signed into law on November 15, 2021. Federal and state agencies continue to implement multi‑year funding programs established under the IIJA, including substantial investments through Broadband Equity, Access and Deployment ("BEAD") program. These programs continue to support planned investment in broadband, utility, transportation, and clean‑energy projects. Although these programs were enacted several years ago, the implementation and distribution of funds remain ongoing and are expected to continue well into the latter half of the decade. Market participants across telecommunications, power, and energy‑transition sectors have announced substantial capital plans aligned with these programs, supported by federal incentives and growing private‑sector investment in areas such as fiber deployment, grid modernization, electrification, and data‑center‑related power demand.

Our Strengths

    Our primary business objective is to grow our operations and create value for our stockholders through organic growth opportunities and accretive acquisitions. We believe that the following strengths position us well to capitalize on activity in unconventional resource plays and achieve our primary business objective:

•Narrowed focus following divestitures. We believe we can drive returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio.

•Strategic geographic positioning. We currently operate facilities and service centers to support our oilfield service operations in major unconventional resource plays in the United States, including the Utica Shale in Eastern Ohio, the Permian Basin in West Texas and Southeastern New Mexico, the SCOOP/STACK in Oklahoma, the Marcellus Shale in West Virginia, the Granite Wash in Oklahoma and Texas, the Cana Woodford Shale in Oklahoma and the oil sands in Alberta, Canada. We believe our geographic positioning within active oil and natural gas liquids resource plays will benefit us strategically as activity increases in these unconventional resource plays. We currently operate infrastructure facilities and service centers to support our infrastructure operations in the southwestern and midwestern portions of the United States.

•Experienced management and operating team. Our operational division heads have an extensive track record in the service businesses with an average of over 29 years of services experience. In addition, our field managers have expertise in the areas in which they operate and understand the challenges that our customers face. We believe their knowledge of our industries and business lines enhances our ability to provide innovative, client-focused and basin-specific customer service, which we also believe strengthens our relationships with our customers.

Our Business Strategy

    We intend to achieve our primary business objective by the successful execution of our business plan to strategically deploy our equipment and personnel to provide rental services, natural sand proppant services and other energy services in unconventional resource plays, including the Utica Shale in Ohio, the SCOOP/STACK in Oklahoma and the Marcellus Shale in West Virginia. We intend to achieve our primary business objective in connection with our infrastructure services by the successful execution of our business plan to strategically deploy equipment and personnel to provide infrastructure services in the southwestern and midwestern portions of the United States. We believe our infrastructure services optimize our customers’ ability to maintain, improve and expand their fiber networks and that our oil and natural gas services optimize our customers’ ultimate resources recovery and present value of hydrocarbon reserves. We seek to create cost efficiencies for our customers by providing a suite of complementary services designed to address a wide range of our customers’ needs. Specifically, we strive to create value for our stockholders through the following strategies:

•Leverage our broad range of services for cross-selling opportunities. We offer a complementary suite of services and products. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services for the infrastructure industry, with a specialization in fiber-optic network projects. Our natural sand proppant services division mines, processes and sells natural sand proppant for hydraulic fracturing. We intend to leverage our existing customer relationships and operational track record to cross sell our services and increase our exposure and product offerings to our existing customers, broaden our customer base and expand opportunistically to other geographic regions in which our customers have operations, as well as to create operational efficiencies for our customers.

•Expand our infrastructure business. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act into law. This has brought new opportunities in the infrastructure industry, including new fiber-related projects. We consistently monitor market conditions and intend to expand the capacity and scope of our infrastructure services as demand warrants in geographic areas in which we currently operate, as well as in new geographic areas.

•Maintain a conservative balance sheet. We seek to maintain a conservative balance sheet, which allows us to better react to changes in commodity prices and related demand for our services, as well as overall market conditions. We used a portion of the proceeds received from our Settlement Agreement with PREPA to pay, in full, all amounts owed under our term credit facility and terminated the facility. As of December 31, 2025, we had no outstanding debt and unrestricted cash of $102.0 million.

•Leverage our experienced operational management team expertise. We seek to manage the services we provide as closely as possible to the needs of our customer base. Our operational division heads have long-term relationships with our largest customers. We intend to leverage these relationships and our operational management team’s expertise to deliver innovative, client-focused services to our customers.

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

Marketing and Customers

    Our customers consist primarily of independent oil and natural gas producers, sand suppliers and fiber network owners in North America. For the years ended December 31, 2025 and 2024, we had approximately 142 and 151 customers, respectively, including Source Energy Services Proppants, Hangingstone Demo Limited Partnership, Ascent Resources, Vero Fiber Networks and 24/7 Sands LLC. Our top five customers accounted for approximately 55% and 58%, respectively, of our revenue for the years ended December 31, 2025 and 2024. Although we believe we have a broad customer base and wide geographic coverage of operations, it is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decides not to continue to use our services and is not replaced by new or existing customers, our revenue would decline and our operating results and financial condition would be harmed.

Operating Risks and Insurance

    Our operations are subject to hazards inherent in the services industry, such as accidents, blowouts, explosions, fires and spills and releases that can cause:

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

    We maintain commercial general liability, workers’ compensation, business auto, commercial property, motor truck cargo, umbrella liability, professional liability, cybersecurity, in certain instances, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. With respect to our hydraulic fracturing operations, coverage would be available under our policy for any surface or subsurface environmental clean-up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our remote accommodation services and directional drilling services.

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

Safety and Remediation Program

    In the services industry, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced and skilled workforce. Many of our larger customers place an emphasis not only on pricing, but also on safety records and quality management systems of contractors. We have committed resources toward employee safety and quality management training programs. Our field employees are required to complete both technical and safety training programs.

    Historically, we used third-party contractors to provide remediation and spill response services when necessary to address spills that were beyond our containment capabilities. None of these prior spills were significant, and we have not experienced any material incidents, citations or legal proceeding relating to our hydraulic fracturing or crude hauling services for environmental concerns.

Competition

    The markets in which we operate are highly competitive. To be successful, a company must provide services and products that meet the specific needs of oil and natural gas exploration and production companies, drilling services contractors, private utilities, IOUs and Co-Ops at competitive prices.

    We provide our services and products across the United States and in Alberta, Canada and we compete against different companies in each geographic area and service and product line we offer. Our competition includes many large and small energy service companies, including the largest integrated oilfield services companies and infrastructure companies. Our major competitors in our infrastructure services business include Quanta Services, Inc. and MasTec, Inc. Our major competitors in our natural sand proppant services business are Badger Mining Corporation, Covia Holdings Corporation, Hi-Crush Partners LP, Capital Sand Proppants LLC, Athabasca Minerals Inc., Source Energy Services Ltd., and U.S. Silica Holdings Inc.

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

Aviation Industry Regulation

We engage in the leasing of small passenger aircraft, jet engines, and APUs to regional and other airlines. Although we do not operate aircraft ourselves, our aviation leasing activities are subject to certain regulatory requirements in the United States and abroad. Aircraft we lease must be registered with the applicable civil aviation authority and must maintain a valid Certificate of Airworthiness. Our lessees are responsible for complying with all operational, safety, and maintenance regulations necessary to keep these certificates in force.

In addition, U.S. export‑control and sanctions laws, including rules administered by the Departments of Commerce and Treasury (OFAC), may apply to the leasing and export of aircraft, engines, and related parts to foreign operators. These laws restrict transactions with sanctioned jurisdictions or parties, and we maintain compliance processes to ensure that aircraft and engines we lease are not used in prohibited locations or by restricted counterparties.

Transportation Matters

    In connection with the transportation and relocation of our equipment and general cargo, we operate trucks and other heavy equipment. As such, we operate as a motor carrier in providing certain of our services and therefore are subject to regulation by the United States Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing and insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials (HAZMAT). Our trucking operations are subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size.

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

    Certain motor vehicle operators require registration with the Department of Transportation. This registration requires an acceptable operating record. The Department of Transportation periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. As of December 31, 2025, all of our trucking operations have “satisfactory” ratings with the Department of Transportation. We have undertaken comprehensive efforts that we believe are adequate to comply with the regulations. Further information regarding our safety performance is available at the FMCSA website at www.fmcsa.dot.gov.

    In December 2010, the FMCSA launched a program called Compliance, Safety, Accountability, or CSA, in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System, or SMS, which analyzes all safety violations recorded by federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow FMCSA to identify carriers with safety issues and intervene to address those problems. However, the agency has announced its intention to revise its safety rating system to ensure greater consistency in results, continually improve the quality of data used and help motor carriers better understand their results. These changes are expected to go into effect in 2026. At this time, we cannot predict the effect these revisions may have on our safety rating.

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

    Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the Corps jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the CWA. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the Supreme Court decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The current administration have clarified and, in certain respects, narrowed enforcement of the Clean Water Act, which may mitigate permitting and enforcement risk for some projects.

    The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Also, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

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

    At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30 percent by 2030 (from 2020 levels) to meet this objective. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. On January 27, 2026, the United States withdrew from the 2015 Paris Agreement.

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

•licensing, permitting and inspection requirements applicable to contractors;
•regulations governing environmental and conservation matters;
•regulations relating to worker safety;
•permitting and inspection requirements applicable to construction projects;
•wage and hour regulations;
•building and electrical codes; and
•special bidding, procurement and other requirements on government projects.

We believe that we have all the licenses required to conduct our infrastructure services and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

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

Employees, Safety and Diversity

    As of December 31, 2025, we had 115 full time employees. The number of employees fluctuates depending on the current and expected demand for our services. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full-time employees. Further, we invest in the learning and development of our employees. We strive to identify talent and to provide employees who demonstrate exceptional performance with opportunities and training to progress to higher levels within the organization.

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
•We cannot predict the impact of the ongoing war in Ukraine, the instability in the Middle East and actions by the United States in Venezuela on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.
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
•If our portfolio of aircraft assets becomes obsolete or experiences a decline in customer demand, our ability to lease or sell our portfolio of aircraft assets and our results of operations may be negatively impacted and may result in impairment charges.
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
•Failure to effectively and timely address the energy transition to a lower carbon footprint could adversely affect our oil and gas business.
•Shortages, delays in delivery and interruptions in supply of major components, replacement parts or, other equipment, supplies or materials may adversely affect our rental business.
•Oilfield services equipment, refurbishment and new asset construction projects, as well as the reactivation of oilfield service assets that have been idle for six months or longer, are subject to risks which could cause delays or cost overruns and adversely affect our business, cash flows, results of operations and financial position.
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
•The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.
•Delays and reductions in government appropriations can negatively impact infrastructure engineering, design, construction, maintenance and repair projects and may impair the ability of our infrastructure customers to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our infrastructure customers.
•An increase in the prices of certain materials used in our businesses could adversely affect our business, financial condition, results of operation and cash flows.
•Inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected production costs.
•As part of our natural sand proppant services business, we rely on third parties for raw materials and transportation, and the suspension or termination of our relationship with one or more of these third parties could adversely affect our business, financial conditions, results of operations and cash flows.

•Future performance of our natural sand proppant services business will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in the demand for and supply of frac sand.
•Demand for our frac sand products could be reduced by changes in well stimulation processes and technologies, as well as changes in governmental regulations and other applicable law.
•We face distribution and logistics challenges in our business.
•Increasing transportation and related costs could have a material adverse effect on our business.
•Diminished access to water and inability to secure or maintain necessary permits may adversely affect operations of our frac sand processing plants.
•The customized nature, and remote location, of the modular camps that we provide and service present unique challenges that could adversely affect our ability to successfully operate our remote accommodations business.
•Health and food safety issues and food-borne illness concerns could adversely affect our remote accommodations business.
•Development of permanent infrastructure in the Canadian oil sands region or other locations where we locate our remote accommodations could negatively impact our remote accommodations business.
•Revenue generated and expenses incurred by our remote accommodation business are denominated in the Canadian dollar and could be negatively impacted by currency fluctuations.
•In the course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
•We rely on a few key employees whose absence or loss could adversely affect our business.
•If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.
•Unionization efforts could increase our costs or limit our flexibility.
•Our operations may be limited or disrupted in certain parts of the continental U.S. and Canada during severe weather conditions, which could have a material adverse effect on our financial condition and results of operations.
•Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
•Public health emergencies and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations, and cash flows.
•A terrorist attack or armed conflict could harm our business.
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
•Our revolving credit facility provides for fluctuating interest rates, which may increase or decrease our interest expense.
•We may not be able to provide services that meet the specific needs of oil and natural gas exploration and production companies or utilities at competitive prices.
•Our operations are subject to hazards inherent in the oil and natural gas and infrastructure industries, which could expose us to substantial liability and cause us to lose customers and substantial revenue.
•We are subject to extensive environmental, health and safety laws and regulations that may subject us to substantial liability or require us to take actions that will adversely affect our results of operations.

•Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.
•Our operations in our natural sand proppant services business are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.
•Penalties, fines or sanctions that may be imposed by the U.S. Mine Safety and Health Administration could have a material adverse effect on our proppant production and sales business and our overall financial condition, results of operations and cash flows.
•Increasing trucking regulations may increase our costs and negatively impact our results of operations.
•Conservation measures and technological advances could reduce demand for oil and natural gas and our services.
•Changes in tax laws and regulations or adverse outcomes resulting from examination of our tax returns may adversely affect our business, results of operations, financial condition and cash flow.
•Losses and liabilities from uninsured or underinsured activities could have a material adverse effect on our financial condition and operations.
•We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.
•Loss of our information and computer systems could adversely affect our business.
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
•We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to continue to comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.
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

    When a major customer discontinues the use our services, our revenue will decline and our operating results and financial condition will be harmed unless such loss is offset by new business. Our top five customers accounted for approximately 55% and 58%, respectively, of our revenue for the years ended December 31, 2025 and 2024. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by our counterparties, including their failure to pay the amounts they owe us on a timely basis or at all, either as a result of changes in financial and economic conditions or otherwise, could have a material adverse impact on our operating results and could adversely affect our liquidity.

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

We cannot predict the impact of the ongoing war in Ukraine, the instability in the Middle East and actions by the United States in Venezuela on the global economy, energy markets, geopolitical stability, industries in which we operate and our business.

Broader consequences of the Russian-Ukrainian conflict, instability in the Middle East and actions by the United States in Venezuela may increase volatility in the price and demand for oil and natural gas, which would adversely impact the oilfield services industry, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these wars’ effect on our business and results of operations as well as on the global economy, energy markets and industries in which we operate.

Cobra was party to service contracts with PREPA. Due to PREPA’s bankruptcy proceedings, PREPA’s ability to meet its payment obligations under the contracts is largely dependent upon funding from the FEMA or other sources. In the event that PREPA does not pay the remaining amount owed to us under the Settlement Agreement, our financial condition, results of operations and cash flows may be materially and adversely affected.

    On October 19, 2017, Cobra Acquisitions LLC, or Cobra, and PREPA entered into an emergency master services agreement for repairs to PREPA’s electrical grid. The one-year contract, as amended, provided for payments of up to $945 million. On May 26, 2018, Cobra and PREPA entered into a second one-year, $900 million master services agreement to provide additional repair services and begin the initial phase of reconstruction of the electrical power system in Puerto Rico. Our work under each of the contracts with PREPA ended on March 31, 2019. As of December 31, 2025, $20.0 million remained outstanding from PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds, as defined herein. During October 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico and the $18.4 million in the Withheld FEMA Funds. As of December 31, 2025, $20.0 million remained outstanding from PREPA. Under the terms of the Settlement Agreement, this amount is required to be paid to Cobra within seven days following the effective date of PREPA’s plan of adjustment. In the event PREPA (i) does not have or does not obtain the funds necessary to satisfy its obligations to Cobra under the Settlement Agreement, (ii) obtains the necessary funds but refuses to pay the amounts owed to us or (iii) otherwise does not pay amounts owed to us under the Settlement Agreement, the receivable may not be collected and our financial condition, results of operations and cash flows may be materially and adversely affected. Further, as noted above, our contracts with PREPA have concluded and we have not obtained, and there can be no assurance that we will be able to obtain, one or more contracts with other customers to replace the level of services that we provided to PREPA.

If our portfolio of aircraft assets becomes obsolete or experiences a decline in customer demand, our ability to lease or sell our portfolio of aircraft assets and our results of operations may be negatively impacted and may result in impairment charges.

Aircraft assets are long-lived assets, requiring long lead times to develop and manufacture, with some components and models becoming obsolete or less in demand over time, in particular when newer, more advanced aircraft are manufactured.
Our portfolio of aircraft assets, as well as aircraft assets we might acquire, have exposure to a decline in customer demand or obsolescence, particularly if unanticipated events occur which shorten the life cycle of aircraft types, including: the introduction of superior aircraft or technology, such as new airframes or engines with higher fuel efficiency; the entrance of new manufacturers which could offer aircraft and/or components that are more attractive to our target lessees, including manufacturers of alternative technology aircraft and/or components; the advent of alternative transportation technologies which could make travel by air less desirable; government regulations, including those limiting noise and emissions and the age of aircraft operating in a jurisdiction; the costs of operating an aircraft, including maintenance which increases with aircraft age; and compliance with airworthiness directives. Obsolescence of certain aircraft assets may also trigger impairment charges, increase depreciation expense or result in losses related to aircraft asset value.

The demand for our portfolio of aircraft assets is also affected by other factors outside of our control, including: air passenger demand; air cargo demand; air travel restrictions; airline financial health; changes in fuel costs, interest rates, foreign currency, inflation and general economic conditions; technical problems associated with a particular aircraft or engine model; airport and air traffic control infrastructure constraints; and the availability and cost of financing.

As demand for particular aircraft declines, lease rates for both the aircraft and components of that type of aircraft are likely to correspondingly decline, the residual values of that type of aircraft and/or aircraft components could be negatively impacted, and we may be unable to lease or sell such aircraft assets on favorable terms, if at all. In addition, the risks associated with a decline in demand for a particular aircraft model or type increase if we acquire a high concentration of such aircraft and/or aircraft components.

If demand declines for a model or type of aircraft and/or components of which we own or of which we have a relatively high concentration, or should the aircraft model or type become obsolete, our ability to lease or sell those aircraft and/or aircraft components and our results of operations may be negatively impacted and may result in impairment charges.

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

Demand for our oil and natural gas products and services depends substantially on the level of capital expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2024 and 2025, we experienced persistent challenges in our oilfield services associated with lower U.S. onshore activity and sustained weakness in the natural gas basins in which we operate. Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global political developments, conditions in the U.S. oil and gas industry, actions of OPEC+ members, the impact of the ongoing war in Ukraine and the instability in the Middle East on the global energy and capital markets and global stability and other factors. We anticipate demand for our oil and natural gas services and products will continue to be dependent on the level of capital expenditures by companies in the oil and natural gas industry and, ultimately, commodity prices. While we still expect commodity prices to be the primary driver of capital spending and industry activity levels in the future, other factors, such as debt repayment obligations and access to the capital markets, may play a significant role in the ultimate level of capital expenditures by the companies that use our completion and production, natural sand proppant and contract land and directional drilling service lines. Industry conditions are dynamic and the weakening of commodity prices may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions, and others, have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

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
•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia, including the impact of the war in Ukraine, instability in the Middle East and actions by the United States in Venezuela on the global energy and capital markets and global stability;
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

    Any future decline in oil and gas prices could materially affect the demand for our services. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile in the years to come. During 2025, West Texas Intermediate posted prices ranged from $55.27 to $80.04 per barrel and the New York Mercantile Exchange natural gas futures prices ranged from $2.70 to $5.29 per MMBtu. If the prices of oil and natural gas decline from current levels, our operations, financial condition and level of expenditures may be materially and adversely affected.

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

Shortages, delays in delivery and interruptions in supply of major components, replacement parts or, other equipment, supplies or materials may adversely affect our rental business.

Changes in U.S. and foreign trade regulations and tariffs, including potential increases of tariffs on goods imported into the U.S. may cause a rise in the cost of replacement parts for our rental service operations. These price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Severe shortages, delays in delivery and interruptions in supply could limit our ability to construct and operate our rental equipment and hinder our ability to execute on our business plan, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

    Our infrastructure services business involves professional judgments regarding the planning, design, development, construction, operations and management of fiber-optic networks. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant warranty, professional liability, or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.

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

Delays and reductions in government appropriations can negatively impact infrastructure engineering, design, construction, maintenance and repair projects and may impair the ability of our infrastructure customers to timely pay for products or services provided or result in their insolvency or bankruptcy, any of which exposes us to credit risk of our infrastructure customers.

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

    As part of our natural sand proppant services business, we mine and process sand into premium monocrystalline sand, a specialized mineral that is used as a proppant (also known as frac sand) at our Jackson County, Wisconsin plant. Until September 2025, we also mined and processed sand at a Barron County, Wisconsin plant. We sell natural sand proppant to our customers for use in their hydraulic fracturing operations to enhance the recovery rates of hydrocarbons from oil and natural gas wells. We also provide logistics solutions to deliver our frac sand products to our customers. Because our customers generally find it impractical to store frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. To facilitate our logistics and transload facility capabilities, we contract with third party providers to transport our frac sand products to railroad facilities for delivery to our customers. We also lease a railcar fleet from various third parties to deliver our frac sand products to our customers and lease or otherwise utilize origin and destination transloading facilities. The suspension, termination or nonrenewal of our relationship with any one or more of these third parties involved in the sourcing, transportation and delivery of our frac sand products could result in material operational delays, increase our operating costs, limit our ability to service our customers’ wells or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

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

    Our remote accommodation business generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our combined results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2025, we had $4.1 million of cash in Canadian dollars, in Canadian accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

    Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Note 18. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report.

We rely on a few key employees whose absence or loss could adversely affect our business.

    Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of our Chief Financial Officer or Chief Operating Officer could disrupt our operations. We do not have any written employment agreement with either our Chief Financial Officer or our Chief Operating Officer at this time. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

    We provide rental services and drilling services in the Utica, SCOOP, STACK, Permian Basin, Marcellus, Granite Wash, and Cana Woodford resource plays located in the continental U.S. We provide infrastructure services in the southwestern and midwestern portions of the United States. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers located in Ohio, Oklahoma, Texas, Wisconsin and Alberta, Canada. For the years ended December 31, 2025 and 2024, we generated approximately 38% and 77%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, North Dakota, Pennsylvania, West Virginia and Canada where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

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

    Our capital budget for 2026, excluding aviation equipment, is estimated to be $11 million, depending upon industry conditions and our financial results. We fund our capital expenditures primarily with cash generated by operations and borrowings under our revolving credit facility. We may be unable to generate sufficient cash from operations and other capital resources to meet our operating needs and/or maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment, properly maintaining our existing equipment or restarting idled businesses or expanding existing operations as demand may warrant. Further, any disruptions or continuing volatility in the global financial markets and rising interest rates due to efforts to curb persistent inflation may lead to a contraction in credit availability and an increase in our cost of capital, which will adversely impact our ability to finance our operations. This could put us at a competitive disadvantage, impair our ability to meet our operating needs or interfere with our growth plans. Further, our actual capital expenditures for 2026 or future years could exceed our capital expenditure budget. In the event our operating or capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, sale-leaseback transactions, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of achieving, maintaining and improving profitability.

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

    Our revolving credit facility provides for fluctuating interest rates, primarily based on rates set by the U.S. Federal Reserve. In 2023 and 2024, inflation in the U.S. reached some of the highest levels in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Although inflation has recently moderated and the Federal Reserve has begun lowering interest rates, there can be no assurance regarding the timing of any such interest rate cuts or their impact on inflation or any future price changes.

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

Our operations are subject to hazards inherent in the oil and natural gas and infrastructure industries, which could expose us to substantial liability and cause us to lose customers and substantial revenue.

    Our operations include hazards inherent in the oil and natural gas and infrastructure industries, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards such as oil spills and releases of, and exposure to, hazardous substances. For example, until the sale of our hydraulic fracturing assets in 2025, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us than some of our competitors because we sometimes acquire companies that may not have allocated significant resources and management focus to safety and environmental matters and may have a poor environmental and safety record and associated possible exposure. Our insurance may not be adequate to cover all losses or liabilities we may suffer. Also, insurance may no longer be available to us or, if it is, its availability may be at premium levels that do not justify its purchase. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our financial condition, results of operations and cash flows. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position.

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

Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as the ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.

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

Recent federal legislation and regulatory initiatives, including provisions of the Inflation Reduction Act of 2022 (“IRA”), may accelerate the shift toward lower‑carbon energy sources by promoting renewable energy, clean fuels, carbon‑capture projects, and electric‑vehicle infrastructure, while also imposing costs on fossil‑fuel‑related operations through measures such as the phased‑in methane‑emissions charge and related EPA greenhouse‑gas rules. These developments could increase compliance obligations for our customers and contribute to long‑term changes in capital allocation that reduce demand for our services. The impact of the IRA has been partially moderated by the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, which phases out or reduces certain IRA tax incentives for alternative‑energy technologies between 2025 and 2027. While the OBBBA may slow the IRA’s potential effect on long‑term oil and natural‑gas demand, it does not eliminate broader policy trends favoring lower‑carbon energy, and the combined effects of these legislative changes continue to create uncertainty around our customers’ future spending and demand for our services.

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

    Wexford, through its affiliates, beneficially owns approximately 45.6% of our outstanding common stock. As a result, Wexford can exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, individuals who serve as our directors are affiliates of Wexford. This concentration of ownership and relationship with Wexford makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Wexford, and certain companies they control. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as services provided, future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless these stockholders approve the acquisition.

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

    Although our common stock is listed on The Nasdaq Global Select Market, an active public market for our common stock may not be maintained. If an active public market for our common stock is not maintained, the trading price and liquidity of our common stock will be materially and adversely affected. Without a large float, our common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. The market price for our common stock has fluctuated significantly, ranging from a high of $3.52 per share to a low of $1.68 per share during 2025. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

    As of December 31, 2025, Wexford beneficially owned 45.6% shares of our common stock. Sales of these shares of common stock or sales of substantial amounts of our common stock by other stockholders, or the perception that such sales may occur, could cause the price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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
On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. No assurance can be given that we will effectuate stock buybacks in the future, which could materially and adversely affect the market price of our common stock. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2025 or to date.

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

The information that follows is derived, in part, from the technical report summary prepared by John T. Boyd Company in February 2022, our third-party mining and geological consultant and an external qualified person, (“John T. Boyd”), in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. As of December 31, 2025, in the opinion of John T. Boyd, there were no material changes in mineral (frac sand) resources/mineral (frac sand) reserves, material assumptions or other technical information from those reported in the February 2022 technical report. As a result, we are relying on the February 2022 technical report, as updated by John T. Boyd for immaterial changes in our reserves/resources as of December 31, 2025. Portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the technical report. Reference should be made to the full text of the technical report summary, incorporated herein by reference and made a part of this annual report.

    Our natural sand proppant business mines, processes and sells high quality Northern White silica, a key input for the hydraulic fracturing of oil and gas wells, which we refer to as frac sand. Northern White frac sand deposits are generally located in the north-central portion of the United States (predominantly in Minnesota, Wisconsin and Illinois, with lesser amounts in Arkansas and Iowa). Northern White frac sand is found in poorly cemented Cambrian and Ordovician sandstones and in unconsolidated alluvial deposits locally derived from these sandstones. All of our frac sand facilities are located in Wisconsin, with our Taylor facilities located in Jackson County and our Muskie facilities located in Pierce County.

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

MINE AND PLANT OPERATIONS

PIRANHA PROPPANT, LLC

TAYLOR FRAC, LLC

Barron, Jackson, and Trempealeau Counties, Wisconsin

Prepared For

MAMMOTH ENERGY SERVICES

John T. Boyd Company

February 2022

Scale 1" = 10 Miles

As of December 31, 2025, our frac sand facilities consist of two dry plants with a total permitted capacity of 3.1 million tons of sand per year, and two wet plants, with a total permitted capacity of 3.9 million tons of sand per year, that supply two of the dry plants with Northern White silica sand, which we believe is some of the highest quality raw frac sand available. Our Piranha plant, which had a permitted capacity of 2.6 million tons of sand per year and a wet plant with a capacity of 4.7 million tons of sand per year was sold in September 2025. Our Muskie plant in Pierce County, Wisconsin has been idled since September 2018 and was subsequently sold in January 2026. Our frac sand facilities operate seasonally from March or April through October or November depending on both weather and material demand.

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

    Both the Taylor and Piranha mines are located in western Wisconsin, near an estimated combined population of over 350,000 people. Both sites are accessible via a well-developed network of primary and secondary roads, which offer direct access to the mines and processing facilities and are open year-round. Our Taylor facilities have access to the Canadian National rail network, while our Piranha facilities had access to the Union Pacific rail network. Both operations have readily available access to requisite electrical power, natural gas and water. Each of our facilities undergoes regular maintenance to minimize unscheduled downtime and to ensure that the quality of our frac sand meets API standards and our customers’ specifications. In addition, we make capital investments in our facilities as required to support customer demand, and our performance goals.

    The following table provides information regarding our aggregate sand mined for December 31, 2025 and 2024:

	Total Sand Mined (Thousands of Tons)
	As of December 31,
	2025	2024
Plant Location
Taylor in Jackson County, Wisconsin	525	492
Piranha in Barron County, Wisconsin	136	53
Total	661	545

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

We do not have any reportable frac sand resources excluding those converted to frac sand proven reserves for the Taylor mine. Any frac sand within the defined boundaries of the Taylor mine which is not reported as frac sand reserves are not considered to have potential economic viability. Therefore, they are not reportable as frac sand resources. Further, as we do not own any mineral rights for the Muskie property, but, rather, own only the surface rights to the processing plants, we do not (and do not expect to ever) report any reserves attributable to our Muskie property. John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. The following table presents our estimated frac sand reserves for the Taylor mine as of December 31, 2025 (amounts in thousands):

Mine	Reserves Category	Total Reserves(1)(2)
Taylor	Proven	22,113
1.Pricing data based on the weighted average projected sales price for sand of $20.84 per ton for Taylor’s operations.
2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the areas are well explored and exhibit acceptable drill hole data spacing to be classified as measured resources.

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

John T. Boyd updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the reserves. To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Our 2025 average monthly sales prices ranged from approximately $17 to $25 per ton free on board mine. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

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

Surface and Mineral Rights

For our Taylor sand facility, we own surface and mineral rights. For our Muskie sand facility, we own surface rights.

Individual Properties

Taylor. Our Taylor operation is located less than one mile northwest of the town of Taylor, in Jackson County, Wisconsin and encompasses a total of approximately 393 acres. Approximately 148 acres of frac sand resources remain on this property. We own in fee numerous land parcels which comprise the processing plant site, mineral resource areas and rail loadout facility. Our rail loadout facility, located in Trempealeau County, Wisconsin, is approximately two miles southwest of the mine and processing facility. Our Taylor operation commenced mining operations in 2012. We acquired the Taylor operation in June 2017 when we acquired Sturgeon Acquisitions, LLC. The total net book value of the Taylor operation’s real property and fixed assets as of December 31, 2025, was $20.1 million.

N
Legend
Controlled Tracts
Drill Hole Locations
Frac Sand Reserves
100' Mining Barrier
N 852,500
N 850,000
Taylor
Miller
VOSSE
COULEE
ROAD
Surface Facilities
RIVER
TREMPEALEAU
STATE ROUTE 95
COUNTY HWY
E 1,700,000
E 1,702,500
E 1,705,000
SCALE (ft)
400
0
400
800
John T. Boyd Company
February 2022
Scale 1" = 800'

FIGURE 6.3
MAP SHOWING
MINEABLE PROPERTY OVERVIEW
TAYLOR FRAC, LLC
Jackson County, Wisconsin
Prepared For
MAMMOTH ENERGY SERVICES

The site contains a mine with 22.1 million tons of proven recoverable proppant sand reserves as of December 31, 2025, based on estimates prepared by John T. Boyd. Our Taylor wet plant can currently process up to 2.6 million tons of wet frac sand per year. Our Taylor dry plant is adjacent to our Taylor wet plant and wash facilities. As of December 31, 2025, the dry plant had a rated production capacity of 2.2 million tons per year. Our current air permit allows us to produce up to 2.2 million tons per year of finished product. The Taylor facility includes a 150 ton per hour natural gas fluid bed dryer and a 100 ton per hour natural gas fluid bed dryer as well as nine high-capacity screeners that are capable of producing 2.2 million tons of frac sand per year. During the year ended December 31, 2025, our Taylor facility produced 0.5 million tons of finished sand product. Our finished product is transported via truck to our transloading facility with rail access.

We estimate an overall product yield (after mining and processing losses) of approximately 73% for the Taylor mine. John T. Boyd utilized post December 31, 2017 production data we provided, along with the John T. Boyd January 2019 Report amending the resource tons as of December 31, 2017, to reconcile the amended estimate from the December 31, 2017 estimate to December 31, 2025. The following table presents a summary of our mineral reserves for the Taylor mine as of December 31, 2025, together with a comparison to the reserves as of the end of the preceding fiscal year and an explanation of any material changes.

Taylor Mine – Summary of Reserves(1)(2) (Thousands of Tons)

	Amount as of
Reserves Category	December 31, 2025	December 31, 2024	Change	% Change
Proven	22,113	22,633	(520)	(2)%
1.Pricing data based on the weighted average projected sales price for sand of $20.84 per ton.

2.John T. Boyd has determined that all reportable mineral resources for the Taylor mine are categorized as proven reserves as the area is well explored and exhibit acceptable drill hole data spacing to be classified as a measured resource.
3.
The decrease from 2024 to 2025 is primarily attributed to depletion by mining 0.5 million tons of sand.

Muskie. Our Muskie facility is located in Plum City, Wisconsin and encompass a total of approximately 40 acres. Although this plant is currently idled, our Muskie wet plant can process up to 1.3 million tons of wet sand per year. The site includes an indoor facility capable of washing sand year-round and an enclosed dry plant facility that has a rated production capacity of 2,400 tons per day. Our current air permit allows us to produce up to 0.9 million tons per year of finished product. The facility has a 100 ton per hour natural gas fired fluid bed dryer as well as six high-capacity screeners that are capable of producing 0.9 million tons per year. As a result of adverse market conditions, production at our Muskie facility has been idled since September 2018 and was subsequently sold in January 2026. When operating, our finished product is transported via truck to a third-party facility with rail access. The site does not contain any proppant sand reserves. Our Muskie facility commenced operations in 2012. Muskie was contributed to Mammoth in November 2014. As of December 31, 2025, the real property and fixed assets associated with the Muskie operation had no remaining carrying value.

Headquarters

Our corporate headquarters are located at 14201 Caliber Drive, Suite 300, Oklahoma City, Oklahoma 73134. We currently own 5 properties, one located in Wisconsin, three located in Ohio and one located in Texas, which are used for field offices, yards, production plants or housing. In addition to our headquarters, we also lease 6 properties that are used for field offices, yards or transloading facilities for frac sand. We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings

    We are a party to, or the subject of, certain investigations and legal proceedings discussed elsewhere in this annual report. For a description of such investigations and legal proceedings, see Note 18. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report.

In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes.

Except as described in Note 18. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report, and in Item 1A. “Risk Factors”, in the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “TUSK.” As of the close of business on March 3, 2026, there were 106 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Unregistered Sales of Equity Securities
    None.

Issuer Purchases of Equity Securities

    On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2025 or to date. See also Item 1A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

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
Overview
    We are an integrated, growth-oriented services company focused on providing products and services to our customers primarily in the oil and natural gas, aviation and utility infrastructure industries. Our primary business objective is to drive returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio. Our suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Our rental services segment provides a wide range of equipment used in oilfield, construction and aviation activities. Our infrastructure services division provides engineering, design, construction, upgrade, maintenance and repair services to the fiber industry. Our natural sand proppant services division mines, processes and sells natural sand proppant used for hydraulic fracturing. Our drilling services provides directional drilling to oilfield operators. We believe that the services we offer play a critical role in increasing the ultimate recovery and present value of production streams from unconventional resources as well as in constructing and improving fiber networks. Our complementary suite of services provides us with the opportunity to cross-sell our services and expand our customer base and geographic positioning.

    We continue to focus on growing our rental business. We believe our portfolio of aviation assets provides an attractive form of aviation asset financing for operators that allows capital deployment and fleet flexibility while eliminating residual value risk for the operators.

Our revenues, operating (loss) income and identifiable assets are attributable to five reportable segments: rental services; infrastructure services; natural sand proppant services; accommodation services; and drilling services. Following changes to our reportable segments resulting from divestitures completed in 2025, prior‑year segment information for the year ended December 31, 2024 has been recast to align with the current period segment presentation. Since the dates presented below, we have conducted our operations through the following entities:

Rental Services Segment
•Mammoth Equipment Leasing LLC—November 2016
•Stingray Energy Services LLC, or Stingray Energy Services—June 2017
•Dire Wolf Energy Services LLC—January 2018
•Cobra Aviation Services LLC—January 2018
•Predator Aviation LLC—April 2019
•Leopard Aviation LLC—April 2019

Infrastructure Services Segment
•Falcon Fiber Solutions LLC—May 2021

Natural Sand Proppant Services Segment
•Muskie Proppant LLC—September 2011
•Piranha Proppant LLC—May 2017
•Sturgeon Acquisitions LLC—June 2017
•Taylor Frac, LLC—June 2017
•Taylor Real Estate Investments, LLC—June 2017
•South River Road, LLC—June 2017

Accommodation Services Segment
•Great White Sand Tiger Lodging Ltd.—October 2007

Drilling Services Segment
•Panther Drilling Systems LLC—December 2012

Other

•Bison Drilling and Field Services, LLC—November 2010
•Bison Trucking—August 2013
•Mammoth Energy Services Inc.—June 2016
•Mammoth Energy Partners, LLC—October 2016
•Cobra Acquisitions LLC, or Cobra—January 2017
•Mako Acquisitions LLC—March 2017
•Tiger Shark Logistics LLC—October 2017
•Black Mamba Energy LLC—March 2018
•Stingray Cementing and Acidizing LLC, formerly RTS Energy Services LLC—June 2018
•Orca Energy Services LLC—December 2024

2025 Financial Overview and Highlights

•Net loss from continuing operations of $63.8 million, or $1.32 per diluted share, for the year ended December 31, 2025 as compared to net loss from continuing operations of $183.1 million, or $3.81 per diluted share, for the year ended December 31, 2024. Net loss for the year ended December 31, 2024 includes a non-cash, pre-tax charge of approximately $170.7 million, of which $89.2 million was charged to credit loss expense and $81.5 million was charged to interest on delinquent accounts receivable in relation to the Settlement Agreement with PREPA.

•Adjusted EBITDA from continuing operations of ($17.4) million for the year ended December 31, 2025 as compared to ($171.2) million for the year ended December 31, 2024. See “Non-GAAP Financial Measures” below for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2024 includes a non-cash, pre-tax charge of approximately $170.7 million, of which $89.2 million was charged to credit loss expense and $81.5 million was charged to interest on delinquent accounts receivable in relation to the Settlement Agreement with PREPA.

Overview of Our Industries

Aircraft Industry

The operating environment for the lease of aircraft and aircraft assets is currently favorable. Factors such as population growth as well as improved global economic health and development are positively influencing both passenger and freight demand. In addition, factors and trends including OEM supply chain challenges and backlogs, the financing needs of airlines and the availability of maintenance facilities as well as repair timelines may increase the demand for our aircraft and aircraft assets.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. Throughout 2025 and 2024, we experienced challenges in our oil and gas businesses as a result of a generally declining rig count combined with elevated oil and natural gas production in the U.S. We expect 2026 activity to remain steady during the first half of the year with potential for upside in the back half of the year. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

Natural Sand Proppant Industry

Increased demand from oil and gas companies in 2022 resulted in higher demand and pricing for our sand compared to 2021, which continued throughout the first quarter of 2023. Demand for our natural sand proppant was adversely impacted in the second quarter of 2023 by the wildfires in Canada, which hindered our ability to transport sand. As discussed above, pricing for crude oil and natural gas declined from levels seen in 2022, which slowed down completion activities and adversely impacted demand for our sand proppant services in the second half of 2023. Activity remained suppressed throughout 2024 and 2025. As discussed above, we expect 2026 activity to be relatively steady, with the potential for moderate upside compared to 2025 driven by increases in natural gas demand to support power demand and LNG exports.

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

Infrastructure Industry

The infrastructure industry involves the construction and maintenance of fiber networks. Demand for our services is driven by artificial intelligence (“AI”) and data center projects.

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

We believe that AI and high-performance computing will drive the upgrade and overbuild of fiber networks in order to increase data capacity. Funding for projects in the infrastructure space remains strong with added opportunities since the Infrastructure Investment and Jobs Act ("IIJA") was signed into law on November 15, 2021. Federal and state agencies continue to implement multi‑year funding programs established under the IIJA, including substantial investments through Broadband Equity, Access and Deployment ("BEAD") program. These programs continue to support planned investment in broadband, utility, transportation, and clean‑energy projects. Although these programs were enacted several years ago, the implementation and distribution of funds remain ongoing and are expected to continue well into the latter half of the decade. Market participants across telecommunications, power, and energy‑transition sectors have announced substantial capital plans aligned with these programs, supported by federal incentives and growing private‑sector investment in areas such as fiber deployment, grid modernization, electrification, and data‑center‑related power demand.

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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” on the consolidated statements of comprehensive income (loss), and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” on the consolidated statements of comprehensive income (loss). As of December 31, 2025, $20.0 million remained outstanding from PREPA. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and Note 18. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for more information.

Results of Operations

The following discussion focuses on a comparison of the results of operations between the years ended December 31, 2025 and 2024.

	Years Ended
	December 31, 2025	December 31, 2024
Revenue:	(in thousands)
Rental services	$11,098	$7,105
Infrastructure services	4,086	1,476
Natural sand proppant services	16,552	19,057
Accommodation services	8,954	10,851
Drilling services	3,675	3,558
Other services	—	3,950
Eliminations	(73)	(398)
Total revenue	44,292	45,599

Cost of revenue:
Rental services (exclusive of depreciation and amortization of $3,738 and $1,155, respectively, for 2025 and 2024)	6,701	4,955
Infrastructure services (exclusive of depreciation and amortization of $221 and $170, respectively, for 2025 and 2024)	5,893	2,280
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $4,106 and $5,228, respectively, for 2025 and 2024)	18,117	17,791
Accommodation services (exclusive of depreciation and amortization of $1,072 and $1,134, respectively, for 2025 and 2024)	5,951	6,397
Drilling services (exclusive of depreciation and amortization of $91 and $145, respectively, for 2025 and 2024)	3,765	4,373
Other services (exclusive of depreciation and amortization of $1,064 and $3,883, respectively, for 2025 and 2024)	2,209	7,137
Eliminations	(73)	(398)
Total cost of revenue	42,563	42,535
Selling, general and administrative expenses	19,572	114,468
Depreciation, depletion, amortization and accretion	10,292	11,715
Gains on disposal of assets, net	(2,371)	(2,762)
Impairment of long-lived assets	31,669	—
Operating loss	(57,433)	(120,357)
Interest income (expense and financing charges), net, inclusive of related parties	1,670	(9,497)
Other expense, net	(3,906)	(64,564)
Loss before income taxes	(59,669)	(194,418)
(Benefit) provision for income taxes	4,087	(11,306)
Net loss from continuing operations	$(63,756)	$(183,112)
Net income (loss) from discontinued operations, net of income taxes	$68,353	$(24,214)
Net income (loss)	$4,597	$(207,326)

    Revenue. Revenue for 2025 decreased $1.3 million, or 3%, to $44.3 million from $45.6 million for 2024. The decline in total revenue is primarily attributable to decreases in revenue for other services, natural sand proppant services, and accommodation services, which was partially offset by an increase in revenue for rental services, infrastructure services, and drilling services. Revenue derived from related parties was $1.6 million for 2025 compared to $1.5 million for 2024. Revenue by division was as follows:

Rental Services. Rental services division revenue increased $4.0 million, or 56%, to $11.1 million for 2025 from $7.1 million for 2024. The increase in our rental services revenue was primarily driven by a $2.5 million increase in aviation rental revenue, combined with a 29% increase in equipment rental revenue.

Infrastructure Services. Infrastructure services division revenue increased $2.6 million or 173%, to $4.1 million for 2025 from $1.5 million for 2024 primarily due to an increase in fiber optic revenue related to increased activity.

Natural Sand Proppant Services. Natural sand proppant services division revenue decreased $2.5 million, or 13%, to $16.6 million for 2025, from $19.1 million for 2024. The decrease in our natural sand proppant services revenue was primarily attributable to a 12% decrease in average price per ton of sand sold from $23.15 in 2024 to $20.43 in 2025 primarily driven by lower completions activity by our customers, which was offset by a 12% increase in sand volumes sold.

Accommodation Services. Accommodation services revenue decreased $1.9 million, or 17%, to $9.0 million for 2025 from $10.9 million for 2024, primarily due to a decline in utilization. On average, 186 rooms were utilized in 2025 as compared to 216 in 2024 for our accommodation services.

    Drilling Services. Drilling services revenue marginally increased $0.1 million or 3% to $3.7 million for 2025 from $3.6 million for 2024, primarily due to a favorable shift in job mix toward higher value horizontal drilling activity, which offset decreased directional drilling activity.

Other Services. Other services revenue declined $3.9 million in 2025. This decrease was primarily related to our water transfer services, which were shut down during the third quarter of 2024, and our crude oil hauling services, which were idled at the beginning of 2025.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion expense). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion expense, marginally increased from $42.5 million, or 93% of total revenue, for 2024 to $42.6 million, or 96% of total revenue, for 2025. Cost of revenue by operating division was as follows:

Rental Services. Rental services division cost of revenue, exclusive of depreciation and amortization expense, increased $1.7 million, or 34%, from $5.0 million for 2024 to $6.7 million for 2025 primarily due to an increase in average equipment utilization. As a percentage of revenue, our rental services division cost of revenue, exclusive of depreciation and amortization expense of $3.7 million in 2025 and $1.2 million in 2024, was 60% and 70%, for 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to higher equipment utilization as well as higher margins associated with aviation rentals as compared to equipment rentals, resulting in improved absorption of fixed operating costs.

Infrastructure Services. Infrastructure services division cost of revenue, exclusive of depreciation and amortization expense, increased $3.6 million from $2.3 million for 2024 to $5.9 million for 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization expense of $0.2 million in 2025 and 2024, was 144% and 153% for 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an increase in contract labor costs as a percentage of revenue.

Natural Sand Proppant Services. Natural sand proppant services division cost of revenue, exclusive of depreciation, depletion and accretion expense, increased $0.3 million, or 2%, from $17.8 million for 2024 to $18.1 million for 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion expense of $4.1 million in 2025 and $5.2 million in 2024, was 109% and 93%, for 2025 and 2024, respectively. The increase in cost as a percentage of revenue is primarily due to a 12% decrease in average sales price and a 12% increase in tons of sand sold.

Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, decreased $0.4 million, or 6%, to $6.0 million for 2025 from $6.4 million in 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $1.1 million for 2025 and 2024, was 67% and 59% for 2025 and

2024, respectively. The increase as a percentage of revenue is primarily due to a decline in utilization, resulting in a higher ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, decreased $0.6 million, or 14%, to $3.8 million for 2025 from $4.4 million for 2024. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million for 2025 and 2024, was 103% and 122% for 2025 and 2024, respectively. The decrease as a percentage of revenue is primarily due to an improvement in pricing.

Other Services. Other services cost of revenue, exclusive of depreciation and amortization expense, was $2.2 million for 2025 and $7.1 million in 2024, respectively. In 2024, cost of revenue, exclusive of depreciation and amortization, was 182% of revenue, and depreciation and amortization expense was $3.9 million. In 2025, no revenue was generated and depreciation and amortization expense was $1.1 million; the cost decrease was primarily due to decreased utilization, resulting in a higher proportion of fixed operating costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, represent the costs associated with managing and supporting our operations. SG&A expense decreased $94.9 million, or 83%, to $19.6 million for the year ended December 31, 2025, from $114.5 million for the year ended December 31, 2024 primarily due to a decrease in the provision for expected credit losses in connection with the Settlement Agreement with PREPA that was recognized in 2024.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased $1.4 million, or 12%, to $10.3 million for 2025 from $11.7 million in 2024. The decrease is primarily due to a decline in property and equipment depreciation expense as a result of lower capital expenditures and existing assets being fully depreciated.

Gains on Disposal of Assets, Net. Gains on the disposal of assets decreased $0.4 million, or 14%, to $2.4 million for 2025 from $2.8 million in 2024. Gains on the disposal of assets are primarily related to the sale of down-hole tools, trucks, and field equipment for the year ended December 31, 2025, and primarily related to the sale of dormitories, trucks and field equipment for the year ended December 31, 2024.

    Impairment of long-lived assets. The Company’s management made the decision to market assets related to is natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million in 2025. There was no similar activity for the year ended December 31, 2024.

    Operating Loss. We reported an operating loss of $57.4 million for 2025 compared to $120.4 million for 2024. The decreased operating loss was primarily due to an $89.2 million charge to selling, general and administrative expenses recognized during the year ended December 31, 2024 in relation to the Settlement Agreement with PREPA. The decreased loss was coupled with increased utilization in our rental services divisions and reduction in total cash selling, general and administrative expense.

    Interest income (expense and financing charges), net. Interest income, net of interest expense and financing charges was $1.7 million for the year ended December 31, 2025 compared to interest expense and financing charges, net of $9.5 million for the year ended December 31, 2024. The increase is primarily due to a $5.5 million financing charge incurred during the year ended December 31, 2024, in relation to the Assignment Agreement with SPCP Group coupled with a decline in interest expense on long term debt. See “—Liquidity and Capital Resources—Cobra Assignment Agreement” for additional information.

    Other (Expense) Income, net. We recognized other expense, net of $3.9 million during the year ended December 31, 2025 compared to other income, net of $64.6 million for the year ended December 31, 2024. During the year ended December 31, 2024, we recognized interest on delinquent accounts receivable totaling $20.8 million in relation to our outstanding receivable with PREPA. In July 2024, Cobra entered into the Settlement Agreement with PREPA resulting in a charge to interest on delinquent accounts receivable totaling $81.5 million during the year ended December 31, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA.

    Income Taxes. During 2025, we recorded income tax benefit of $4.1 million on pre-tax loss of $59.7 million compared to income tax expense of $11.3 million on pre-tax income of $194.4 million for 2024. Our effective tax rate was (6.8)% for 2025 compared to 5.8% for 2024. The effective tax rates for the years ended December 31, 2025 and 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and interest and penalties. See Note 12. “Income Taxes” to our consolidated financial statements included elsewhere in this annual report for additional detail regarding our change in tax expense.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $68.4 million during the year ended December 31, 2025 compared to a net loss from discontinued operations, net of income taxes of $24.2 million for the year ended December 31, 2024. See Note 3 of the notes to our consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Non-GAAP Financial Measures

Adjusted EBITDA from Continuing Operations

    Adjusted EBITDA from continuing operations is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA from continuing operations as net loss from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of goodwill, stock based compensation, interest expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and (benefit) provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net loss from continuing operations in arriving at Adjusted EBITDA from continuing operations because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA from continuing operations should not be considered as an alternative to, or more meaningful than, net loss from continuing operations or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA from continuing operations are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA from continuing operations. Our computations of Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA from continuing operations is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

    The following tables provide a reconciliation of Adjusted EBITDA from continuing operations to net loss from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

Consolidated

	Years Ended December 31,
Reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations:	2025	2024
Net loss from continuing operations	$(63,756)	$(183,112)
Depreciation, depletion, amortization and accretion	10,292	11,715
Gains on disposal of assets, net	(2,371)	(2,762)
Impairment of long-lived assets	31,669	—
Stock based compensation	412	875
Interest expense and financing charges, net	(1,670)	9,497
Other expense, net	3,906	64,564
(Benefit) provision for income taxes	4,087	(11,306)
Interest on trade accounts receivable	—	(60,686)
Adjusted EBITDA from continuing operations	$(17,431)	$(171,215)

Adjusted Net Loss from Continuing Operations and Adjusted Loss per Share from Continuing Operations

    Adjusted net loss from continuing operations and adjusted basic and diluted loss per share from continuing operations are supplemental non-GAAP financial measures that are used by management to evaluate our operating and financial performance. Management believes these measures provide meaningful information about the Company’s performance by excluding certain non-cash charges, such as impairment of long-lived assets, which may not be indicative of the Company’s ongoing operating results, from net loss from continuing operations. Adjusted net loss from continuing operations and adjusted loss per share from continuing operations should not be considered in isolation or as a substitute for net loss from continuing operations and loss per share from continuing operations prepared in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of adjusted net loss from continuing operations and adjusted loss per share from continuing operations to the GAAP financial measures of net loss from continuing operations and loss per share from continuing operations for the periods specified.

	Years Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Net loss from continuing operations, as reported	$(63,756)	$(183,112)
Impairment of long-lived assets	31,669	—
Adjusted net loss from continuing operations	$(32,087)	$(183,112)

Basic and diluted earnings per share from continuing operations, as reported	$(1.32)	$(3.81)
Impairment of long-lived assets	0.66	—
Adjusted basic and diluted earnings per share from continuing operations	$(0.66)	$(3.81)

Liquidity and Capital Resources

    We require capital to fund ongoing operations including maintenance expenditures on our existing fleet of equipment, organic growth initiatives, investments and acquisitions, and the litigation settlement obligations described in Note 18. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report and under “Capital Requirements and Sources of Liquidity” below. Our primary sources of liquidity have been cash on hand, borrowings under our revolving credit facility and cash flows from operations, as well as the net proceeds received by Cobra under the assignment agreement with SPCP Group relating to the PREPA receivable. Our primary uses of capital have been for investing in property, plant and equipment used to provide our services and to acquire complementary businesses.

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$101,987	$60,845
Revolving credit facility borrowing base	50,000	25,162
Less letter of credit facilities (environmental remediation)	(2,573)	(4,228)
Less letter of credit facilities (insurance programs)	(2,400)	(3,300)
Net working capital (less cash and current portion of long-term debt)(a)	(6,940)	(6,124)
Total	$140,074	$72,355
(a)    Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of March 3, 2026, we had unrestricted cash on hand of $89.6 million, marketable securities of $28.8 million, no outstanding borrowings under our revolving credit facility and a borrowing base of $50.0 million, leaving an aggregate of $38.2 million of available borrowing capacity under this facility, after giving effect to $5.0 million of outstanding letters of credit. As of March 3, 2026, we had total liquidity of $156.6 million consisting of cash on hand and available borrowing capacity under our revolving credit facility.

Cash Flows
    The following table sets forth our cash flows for the years indicated (in thousands):

	December 31,
	2025	2024
Net cash (used in) provided by operating activities from continuing operations	$(19,575)	$194,721
Net cash provided by (used in) operating activities from discontinued operations	1,005	(14,004)
Net cash (used in) provided by investing activities from continuing operations	(82,504)	3,847
Net cash provided by (used in) investing activities from discontinued operations	137,050	(14,279)
Net cash used in financing activities from continuing operations	(433)	(98,231)
Net cash used in financing activities from discontinued operations	(3,854)	(13,882)
Effect of foreign exchange rate on cash	109	(144)
Net increase in cash, cash equivalents and restricted cash	$31,798	$58,028

Operating Activities for Continuing Operations

    Net cash (used in) provided by operating activities from continuing operations was ($19.6) million and $194.7 million, for the years ended December 31, 2025 and 2024, respectively. The change in operating cash flows from 2024 to 2025 was primarily due to decreased receipts on accounts receivable, including the receipt of $232.4 million from PREPA in 2024, which was partially offset by a decrease in net loss from continuing operations.

Operating Activities from Discontinued Operations

Net cash provided by (used in) operating activities from discontinued operations was $1.0 million and ($14) million, for the years ended December 31, 2025 and 2024, respectively. The change in operating cash flows from 2024 to 2025 was primarily attributable to the receipt of outstanding receivables of the discontinued entities and pressure pumping equipment.

Investing Activities from Continuing Operations

    Net cash (used in) provided by investing activities from continuing operations was ($82.5) million and $3.8 million, for the years ended December 31, 2025 and 2024, respectively. Cash used in investing activities is primarily comprised of purchases of property, plant and equipment, purchases of marketable securities and proceeds from the disposal of property, plant and equipment.

    The following table summarizes our capital expenditures by operating division for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Rental services(a)	$69,953	$351
Infrastructure services(b)	128	299
Accommodation services(c)	343	161
Drilling services(c)	128	184
Other(d)	—	219
Total capital expenditures	$70,552	$1,214
a.    Capital expenditures primarily for purchasing aircraft and equipment to be used by our equipment rental businesses for the year ended December 31, 2025 and maintenance for the year ended December 31, 2024.
b.    Capital expenditures primarily for trailer purchases for fiber optic crews for the year ended December 31, 2025 and an utility directional drill for the year ended December 31, 2024.
c.    Capital expenditures primarily for maintenance and equipment for the years ended December 31, 2025 and 2024.
d.    Capital expenditures primarily for maintenance for the year ended December 31, 2024.

Investing Activities from Discontinued Operations

Net cash provided by (used in) investing activities from discontinued operations was $137.1 million and $(14.3) million for the years ended December 31, 2025 and 2024, respectively. The change in net cash provided by investing activities from discontinued operations for the periods is primarily due to the sale of a portion of our infrastructure services entities and pressure pumping equipment.

Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations was $0.4 million and $98.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net cash used in financing activities from continuing operations is primarily attributable to repayments on long-term debt - related parties of $50.9 million and payments on financing transactions of $46.8 million incurred during the year ended December 31, 2024. There was no similar activity for the year ended December 31, 2025.

Financing Activities from Discontinued Operations

Net cash used in financing activities from discontinued operations was $3.9 million and $13.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net cash provided by investing activities from discontinued operations is primarily attributable to principal payments on financing leases and equipment financing notes and payments on sale leaseback arrangements.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was $0.1 million for the year ended December 31, 2025, and ($0.1) million for the year ended December 31, 2024. The year-over-year effect was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Net Working Capital

    Our net working capital totaled $107.1 million and $74.1 million, respectively, at December 31, 2025 and 2024. Our unrestricted cash balances totaled $102.0 million and $60.8 million, respectively, at December 31, 2025 and 2024.

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

As of December 31, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of each of December 31, 2025 and the filing date of this report.

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

There were no financial covenants applicable under the revolving credit facility as of December 31, 2025 and December 31, 2024.

As of March 3, 2026, our borrowing base was $50.0 million and we had no outstanding borrowings under our revolving credit facility, leaving an aggregate of $38.2 million of available borrowing capacity, after giving effect to $5.0 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

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

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of its common stock, subject to the factors discussed below. Following the completion of the refinancing transactions discussed in this report, any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have not repurchased any shares of our common stock under the stock repurchase program as of December 31, 2025 or to date. See also Item 1A. “Risk Factors--Our ability to repurchase stock may be limited and no assurance can be given that we will be able to effectuate our stock repurchase program in the future at indicated levels or at all.”

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

During the year ended December 31, 2025, our capital expenditures totaled $70.6 million, including $70.0 million in our rental service segment primarily related to purchases of aircraft and equipment for our equipment rental business, $0.1 million in our infrastructure segment primarily related to trailer purchases for fiber optic crews and $0.5 million for our other divisions primarily related to equipment additions for our remote accommodations and drilling businesses.

    During 2026, we currently estimate that our aggregate capital expenditures, excluding aviation equipment, will be approximately $11 million, depending upon industry conditions and our financial results. These capital expenditures include $4 million for equipment rentals in our rental services segment, $2 million for our infrastructure services segment, $3 million for our natural sand proppant services segment, $1 million for our accommodation services segment and $1 million for our drilling services segment. Additional growth in our infrastructure division is expected to be financed through leasing arrangements.

Also, as noted above in this report, in response to market conditions and reduced demand, we have (i) temporarily shut down certain of our oilfield service offerings, including crude oil hauling, cementing, acidizing and land drilling services, (ii) idled certain facilities, including our sand processing plant in Pierce County, Wisconsin and (iii) reduced our workforce across all of our operations. We continue to monitor market conditions to determine if and when we will recommence these services and operations and increase our workforce. Any such recommencement and expansion will further increase our liquidity requirements in advance of revenue generation.

    In addition, while we regularly evaluate acquisition opportunities, we do not have a specific acquisition budget for 2026 since the timing and size of acquisitions cannot be accurately forecasted. We intend to continue to evaluate acquisition opportunities, including those in the renewable energy sector as well as transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

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
Contractual and Commercial Commitments
    The following table summarizes our contractual obligations and commercial commitments as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Commitment fees on revolving credit facility(a)	$318	$125	$193	$—	$—
Operating lease obligations(b)	4,122	2,284	1,228	100	510
Financing lease obligations(c)	81	54	27	—	—
	$4,521	$2,463	$1,448	$100	$510

(a)Assumes no outstanding borrowings on the revolving credit facility.
(b)Operating lease obligations primarily relate to rail cars, real estate and other equipment.
(c)Financing lease obligations primarily relate to equipment for our infrastructure segment.

Critical Accounting Policies and Estimates
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
As of December 31, 2025 and 2024, our allowance for expected credit losses totaled $170.9 million and $171.3 million, respectively. During 2025 and 2024, we wrote-off accounts receivable totaling $0.4 million and $0.3 million, respectively.
PREPA Allowance for Expected Credit Losses

As of December 31, 2025, $20.0 million remained outstanding from PREPA. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). As a result, PREPA’s ability to meet its payment obligations under the above-referenced agreements was largely dependent upon funding from the Federal Emergency Management Agency (“FEMA”) or other sources. Since September 30, 2019, Cobra has been pursuing litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA and the FOMB, in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA.

Under the terms of the Settlement Agreement, Cobra was allowed an administrative expense claim against PREPA of $170.0 million, plus the $18.4 million in the Withheld FEMA Funds, as defined herein. During October 2024, Cobra received the first installment payment of $150.0 million from the Commonwealth of Puerto Rico and the $18.4 million in the Withheld FEMA Funds. In October 2025, Fifth Third Bank released the $18.4 million letter of credit previously issued under the Reimbursement Agreement with PREPA. As of December 31, 2025, $20.0 million remained outstanding from PREPA. Under the terms of the Settlement Agreement, this amount is required to be paid to Cobra within seven days following the effective date of PREPA’s plan of adjustment.

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” in the accompanying consolidated statements of comprehensive loss, and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” in the accompanying consolidated statement of operations and comprehensive income (loss). Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded the $170.7 million as an allowance for expected credit losses.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this annual report for additional detail regarding our allowance for expected credit losses.

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment, operating lease right-of-use assets, sand reserves and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets.

If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The assumptions used in the impairment evaluation of long-lived assets are inherently uncertain and require management’s judgment.

We recognized $31.7 million of impairment of long-lived assets for the year ended December 31, 2025. We did not recognize any impairment of long-lived assets for the year ended, December 31, 2024.

Litigation and Contingencies

As discussed in Note 18. “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this annual report, we are involved in various litigation matters arising in the ordinary course of business. Accruals for litigation and contingencies are based on our assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. For matters in which a liability is probable and reasonably estimable, we accrue an estimate for the resolution of the matter. For matters in which a liability is not probable and reasonably estimable, we do not accrue any amounts. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise previous estimates, which could materially affect our results of operations in a given period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The demand, pricing and terms for our products and services are largely dependent upon the level of activity for the U.S. oil and natural gas industry, infrastructure industry and natural sand proppant industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas services, infrastructure services and natural sand proppant; demand for improvement and construction of fiber networks, fiber optic networks in the infrastructure industry and the level of expenditures of utility companies; the level of prices of, and expectations about future prices for, oil and natural gas and natural sand proppant, as well as infrastructure services; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves and frac sand reserves meeting industry specifications and consisting of the mesh size in demand; access to pipeline, transloading and other transportation facilities and their capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and natural gas producers and other users of our services to raise equity capital and debt financing; and merger and divestiture activity in industries in which we operate.

Throughout 2025 and 2024, we experienced challenges in our oil and gas businesses as a results of generally declining rig count combined with elevated oil and natural gas production in the U.S. We expect 2026 activity to remain relatively steady for the first half of the year with potential for upside in the back half of the year. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements.

Although the levels of activity in the U.S. oil and natural gas exploration and production, infrastructure and natural sand proppant industries continue to improve, they have historically been and continue to be volatile. We are unable to predict the ultimate impact of the volatility in commodity prices, any changes in the near-term or long-term outlook for our industries or overall macroeconomic conditions on our business, financial condition, results of operations, cash flows and stock price.

Interest Rate Risk

    We had a cash and cash equivalents balance of $102.0 million at December 31, 2025. Currently, we do not enter into derivative instruments to hedge our interest rate exposure. However, we may enter into these types of investments in the future.

    Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At December 31, 2025, we had no outstanding borrowings under our revolving credit facility. We do not currently hedge our interest rate exposure.

Foreign Currency Risk

    Our remote accommodation business, which is included in our other services division, generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At December 31, 2025, we had $4.1 million of cash in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately ($0.1) million as of December 31, 2025. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable increase in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Marketable Securities Risk

As of December 31, 2025, the recorded fair value of our equity investments in publicly traded companies was $19.6 million. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. However, our holdings are concentrated in financially stable companies. Accordingly, we believe that a meaningful sensitivity analysis is not practicable.

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

Specifically, we had receivables due from PREPA totaling $20.0 million as of December 31, 2025. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. “Summary of Significant Accounting Policies—Accounts Receivable” and “—Concentrations of Credit Risk and Significant Customers” and Note 18. “Commitments and Contingencies—Litigation” to our consolidated financial statements included elsewhere in this annual report for additional information.

Seasonality

    We provide infrastructure services in the southwestern and midwestern portions of the United States. We provide drilling services primarily in the Permian Basin, Eagle Ford, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin and Alberta, Canada. For the years ended December 31, 2025 and 2024, we generated approximately 38% and 77%, respectively, of our revenue from our operations in Ohio, Wisconsin, Minnesota, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

Inflation

During 2024, inflation in the U.S. reached some of the highest levels in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in our industries and other sectors and contributing to labor and materials shortages across the supply-chain. Although inflation has recently moderated and the Federal Reserve has begun lowering interest rates, there can be no assurance regarding the timing of any such interest rate cuts or their impact on inflation or any future price changes. If the inflationary pressures on our operating costs and capital expenditures persist, our business, results of operations and financial condition may be adversely affected.

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

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Operating Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2025, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management did not identify any material weaknesses in our internal control over financial reporting and determined that we maintained effective internal control over financial reporting as of December 31, 2025.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm, has audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mammoth Energy Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mammoth Energy Services, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 6, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
March 6, 2026

Item 9B. Other Information

    During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2025.

We have adopted a Code of Business Conduct and Ethics that applies to directors and employees, including the Chief Operating Officer, the Chief Financial Officer, controller and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at http://ir.mammothenergy.com/corporate-governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation

    The information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

    The information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 within 120 days after the close of the year ended December 31, 2025.

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

10.1*	N810LA Helicopter Lease Extension Agreement, dated as of January 1, 2026 by and between Cobra Aviation Services LLC and Brim Equipment Leasing LLC.
10.2*	N904AF Helicopter Lease Extension Agreement, dated as of January 1, 2026 by and between Leopard Aviation LLC and Brim Equipment Leasing LLC.
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

10.19	Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2024).
10.20
Credit Agreement Amendment, dated as of October 16, 2024, by and between the Company and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37917), filed with the SEC on November 1, 2024).

10.21
Equity Interest Purchase Agreement, dated as of April 11, 2025, by and among Lion Power Services LLC, 5 Star Electric, LLC, Higher Power Electrical, LLC, Python Equipment LLC, Peak Utility Services Group, Inc. and Mammoth Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on April 17, 2025).

10.22
Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on April 17, 2025).

10.23
Annex A to Amendment No. 2 to Revolving Credit Agreement, dated as of April 11, 2025, by and among Mammoth Energy Services, Inc. and Fifth Third Bank, National Association. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on April 17, 2025).

10.24
Equipment Purchase Agreement, dated as of June 16, 2025, by and among Stingray Pressure Pumping LLC, Mammoth Equipment Leasing LLC and MGB Manufacturing, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on June 20, 2025).

10.25
Letter Agreement dated July 2, 2025, by and between Fifth Third Bank, National Association, and Mammoth Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on July 3, 2025).

10.26
Equity Purchase Agreement, dated as of December 2, 2025, by and among Aquawolf LLC, Mammoth Energy Partners LLC, Qualus LLC, and Mammoth Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37917), filed with the SEC on December 4, 2025).

19.1*	Mammoth Energy Services Inc. Insider Trading and Unauthorized Disclosure of Information Policy
19.2*	Mammoth Energy Services Inc. Supplemental Insider Trading Policy
21.1*	List of Significant Subsidiaries of the Company.
23.1*	John T. Boyd Company Consent.
23.2*	Consent of Deloitte & Touche LLP with respect to the financial statements of Mammoth Energy Services Inc.
23.3*	Consent of Grant Thornton LLP with respect to the financial statements of Mammoth Energy Services Inc.
31.1*	Certification of Chief Operating Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Operating Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

MAMMOTH ENERGY SERVICES, INC.
Date:	March 6, 2026	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard Lancaster	Chief Operating Officer (principal executive officer)	March 6, 2026
Bernard Lancaster

/s/ Mark Layton	Chief Financial Officer (principal financial and accounting officer)	March 6, 2026
Mark Layton

/s/ Arthur Amron	Director (Chairman of the Board)	March 6, 2026
Arthur Amron

/s/ Paul Jacobi	Director and Chief Business Officer	March 6, 2026
Paul Jacobi

/s/ James D. Palm	Director	March 6, 2026
James D. Palm

/s/ Phil Lancaster	Director	March 6, 2026
Phil Lancaster

/s/ Corey Booker	Director	March 6, 2026
Corey Booker

/s/ Mark Plaumann	Director	March 6, 2026
Mark Plaumann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mammoth Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mammoth Energy Services, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, referred to as triggering events. Possible indications of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets. If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. If the carrying amount exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the assets and the related impairment. The Company recorded $31.7 million related to the impairment of long-lived assets for the year ended December 31, 2025.

The Company makes significant assumptions to evaluate long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the long-lived assets identified for further analysis. For those long-lived assets where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine the fair value using either: (1) undiscounted future cash flows expected to be generated over the life of the asset, including estimates and assumptions related to the discount rate and profitability measures, or (2) external valuations or reasonable market indications of the underlying long-lived assets to approximate a relative fair market value. Assumptions made by the Company in preparing undiscounted cash flow analyses for long-lived assets are useful life of the underlying assets, forecasts of revenue growth and EBITDA.

We identified the Company’s process to identify impairment indicators for long-lived assets and the measurement of impairment of long-lived assets as a critical audit matter because of (1) the significant judgment management uses when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable and (2) for those long-lived assets where indications of impairment have been identified, the significant judgment used in determining assumptions to be used in the evaluation of the recoverability of long-lived assets. Audit procedures performed to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s assumptions to estimate future cash flows to conclude on the recoverability of the recorded value required a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets included the following, among others:
•We tested the effectiveness of internal controls over financial reporting related to management’s evaluation of impairment. This included controls related to the Company’s process to identify and evaluate triggering events, including the consideration of market conditions in determining whether a triggering event exists;
•We evaluated the Company’s process for identifying qualitative and quantitative impairment indicators of long-lived assets and whether the Company appropriately considered such indicators;
•We developed an independent expectation of impairment indicators and compared such expectation to management’s analysis.
•We evaluated management’s determination of the long-lived asset’s estimated useful life as well as any factors impacting the useful life, such as plans to sell and any relevant purchase and sales agreements for assets sold or assets held for sale.
•We evaluated the reasonableness of the methodology and assumptions used in the Company’s forecasted undiscounted cash flows by:
–Inspecting minutes of the Board of Directors and committees to understand if there were factors that would represent potential impairment indicators for long-lived assets;
–Considering industry and analyst reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management’s analysis;
–Comparing forecasts to historical financial results;
–Performing sensitivity analysis for the forecasts and revenue growth rate utilized.

/s/ DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
March 6, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammoth Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Mammoth Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2012 to 2024.

Oklahoma City, Oklahoma

March 7, 2025 (except for Note 3 and the effects thereof, Note 12, and Note 19 as to which the date is March 6, 2026)

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2025	2024
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$101,987	$60,845
Marketable securities	19,635	—
Restricted cash	12,085	19,359
Accounts receivable, net	28,934	40,672
Inventories	4,083	6,848
Current assets held for sale	4,287	—
Other current assets	4,619	10,854
Current assets of discontinued operations	1,518	50,009
Total current assets	177,148	188,587

Property, plant and equipment, net	106,097	66,651
Sand reserves, net	39,613	57,273
Operating lease right-of-use assets	2,591	3,954
Other non-current assets	5,767	7,383
Noncurrent assets of discontinued operations	3,678	60,183
Total assets	$334,894	$384,031

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$9,327	$12,107
Accrued expenses and other current liabilities	18,336	25,650
Current operating lease liability	2,071	2,643
Income taxes payable	39,899	44,570
Current liabilities of discontinued operations	383	29,537
Total current liabilities	70,016	114,507

Deferred income tax liabilities	2,430	3,021
Long-term operating lease liability	1,375	1,316
Asset retirement obligations	2,759	4,234
Other long-term liabilities	26	213
Noncurrent liabilities of discontinued operations	—	7,922
Total liabilities	76,606	131,213

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,358,315 and 48,127,369 issued and outstanding at December 31, 2025 and 2024, respectively	483	481
Additional paid-in capital	540,841	540,431
Accumulated deficit	(279,046)	(283,643)
Accumulated other comprehensive loss	(3,990)	(4,451)
Total equity	258,288	252,818
Total liabilities and equity	$334,894	$384,031

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2025	2024
REVENUE	(in thousands, except per share amounts)
Services revenue	$26,187	$24,994
Services revenue - related parties	1,553	1,548
Product revenue	16,552	19,057
Total revenue	44,292	45,599

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $6,186 and $6,486, respectively, for 2025 and 2024)	24,158	24,378
Services cost of revenue - related parties	288	366
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $4,106 and $5,229, respectively, for 2025 and 2024)	18,117	17,791
Selling, general and administrative	19,572	114,468
Depreciation, depletion, amortization and accretion	10,292	11,715
Gains on disposal of assets, net	(2,371)	(2,762)
Impairment of long-lived assets	31,669	—
Total cost and expenses	101,725	165,956
Operating loss	(57,433)	(120,357)

OTHER INCOME (EXPENSE)
Interest income (expense and financing charges), net	1,670	(4,790)
Interest income (expense and financing charges), net - related parties	—	(4,707)
Other (expense) income, net	(3,906)	(64,564)
Total other (expense) income	(2,236)	(74,061)
Loss from continuing operations before income taxes	(59,669)	(194,418)
Provision (benefit) for income taxes from continuing operations	4,087	(11,306)
Net loss from continuing operations	(63,756)	(183,112)
Net income (loss) from discontinued operations, net of income taxes	$68,353	$(24,214)
Net income (loss)	$4,597	$(207,326)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$461	$(831)
Other comprehensive income (loss)	461	(831)
Comprehensive income (loss)	$5,058	$(208,157)

Net loss per share from continuing operations, basic and diluted (Note 14)	$(1.32)	$(3.81)
Net income (loss) per share from discontinued operations, basic and diluted (Note 14)	1.42	(0.50)
Net income (loss) per share, basic and diluted (Note 14)	$0.10	$(4.31)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,274	48,065

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at January 1, 2024	47,941	$479	$539,558	$(76,317)	$(3,620)	$460,100
Stock based compensation	186	2	873	—	—	875
Net loss	—	—	—	(207,326)	—	(207,326)
Other comprehensive loss	—	—	—	—	(831)	(831)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	231	2	410	—	—	412
Net income	—	—	—	4,597	—	4,597
Other comprehensive income	—	—	—	—	461	461
Balance at December 31, 2025	48,358	$483	$540,841	$(279,046)	$(3,990)	$258,288

The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:	(in thousands)
Net income (loss)	$4,597	$(207,326)
Less: Net income (loss) from discontinued operations, net of income taxes	68,353	(24,214)
Net loss from continuing operations	(63,756)	(183,112)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Stock based compensation	412	875
Depreciation, depletion, amortization and accretion	10,292	11,715
Amortization of financing origination costs	708	2,971
Change in provision for expected credit losses	49	171,140
Gains on disposal of assets, net	(2,371)	(2,762)
Gains from sales of equipment damaged or lost down-hole	(221)	(157)
Impairment of long-lived assets	31,669	—
Inventory obsolescence	—	97
Deferred income taxes	(591)	4,237
Other	1,159	63
Changes in assets and liabilities:
Accounts receivable, net	11,756	206,129
Inventories	116	43
Other current assets	6,200	590
Accounts payable	(2,843)	(1,643)
Accrued expenses and other liabilities	(7,483)	(3,369)
Accrued expenses and other liabilities - related parties	—	4,647
Income taxes payable	(4,671)	(16,743)
Net cash (used in) provided by operating activities from continuing operations	(19,575)	194,721
Net cash provided by (used in) operating activities from discontinued operations	1,005	(14,004)
Net cash provided by operating activities	(18,570)	180,717

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,552)	(1,214)
Contributions to equity investee	(368)	—
Proceeds from disposal of property, plant and equipment	7,950	5,061
Purchase of marketable securities	(19,534)	—
Net cash (used in) provided by investing activities from continuing operations	(82,504)	3,847
Net cash provided by (used in) investing activities from discontinued operations	137,050	(14,279)
Net cash provided by (used in) investing activities	54,546	(10,432)

Cash flows from financing activities:
Repayments on long-term debt - related parties	—	(50,888)
Payments on financing transaction	—	(46,837)
Principal payments on financing leases and equipment financing notes	(433)	(469)
Debt issuance costs	—	(37)
Net cash used in financing activities from continuing operations	(433)	(98,231)
Net cash used in financing activities from discontinued operations	(3,854)	(13,882)
Net cash used in financing activities	(4,287)	(112,113)
Effect of foreign exchange rate on cash	109	(144)
Net increase in cash, cash equivalents and restricted cash	31,798	58,028
Cash, cash equivalents and restricted cash at beginning of period	82,326	24,298
Cash, cash equivalents and restricted cash at end of period	114,124	82,326
Cash, cash equivalents and restricted cash of discontinued operations at end of period	52	2,122
Cash, cash equivalents and restricted cash of continuing operations	$114,072	$80,204
The accompanying notes are an integral part of these consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information for continuing operations:	(in thousands)
Cash paid for interest	$620	$6,407
Cash paid for income taxes, net of refunds received	$817	$1,102
Supplemental disclosure of non-cash transactions for continuing operations:
Interest paid in kind - related parties	$—	$5,888
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$260	$231
Right-of-use assets obtained for financing lease liabilities	$—	$150

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

Mammoth Energy Services, Inc. (“Mammoth Inc.”, “Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company focused on providing products and services to our customers primarily in the oil and natural gas, aviation and utility infrastructure industries in North America. Mammoth’s suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. The Company’s rental services include a wide range of equipment used in oilfield, construction and aviation activities. The Company’s infrastructure services include providing fiber optic services to the utility infrastructure industry. The Company’s natural sand proppant services include mining, processing and selling natural sand proppant used for hydraulic fracturing. The Company’s accommodation services include housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. The Company’s drilling services includes providing directional drilling to oilfield operators. The Company was incorporated in Delaware in June 2016.

The following companies are included in these consolidated financial statements: Bison Drilling and Field Services, LLC (“Bison Drilling”), formed November 2010; Bison Trucking LLC (“Bison Trucking”), formed August 2013; Mr. Inspections LLC (“MRI”), formed January 2015; Panther Drilling Systems LLC (“Panther”), formed December 2012; Muskie Proppant LLC (“Muskie”), formed September 2011; Stingray Pressure Pumping LLC (“Stingray Pressure Pumping”), acquired November 2014; Silverback Energy LLC (“Silverback”), formerly known as Stingray Logistics LLC, acquired November 2014; Great White Sand Tiger Lodging Ltd. (“Sand Tiger”), formed October 2007; Mammoth Energy Partners LLC, formed October 2016; Mammoth Equipment Leasing LLC, formed November 2016; Cobra Acquisitions LLC (“Cobra”), formed January 2017; Lion Power Services LLC (“Lion Power”), formerly known as Cobra Energy LLC, formed January 2017; Mako Acquisitions LLC (“Mako”), formed March 2017; Piranha Proppant LLC (“Piranha”), formed March 2017; Higher Power Electrical LLC (“Higher Power”), acquired April 2017 and sold April 2025; Stingray Energy Services LLC (“SR Energy”), acquired June 2017; Sturgeon Acquisitions LLC (“Sturgeon”), acquired June 2017; Taylor Frac, LLC (“Taylor Frac”), acquired June 2017; Taylor Real Estate Investments, LLC (“Taylor RE”), acquired June 2017; South River Road, LLC (“South River”), acquired June 2017; 5 Star Electric, LLC (“5 Star”), acquired July 2017 and sold April 2025; Tiger Shark Logistics LLC (“Tiger Shark”), formed October 2017; Cobra Aviation Services LLC (“Cobra Aviation”), formed January 2018; Dire Wolf Energy Services LLC (“Dire Wolf”), formed January 2018; Black Mamba Energy LLC (“Black Mamba”), formed March 2018; Stingray Cementing and Acidizing LLC (“Stingray Cementing and Acidizing”), formerly known as RTS Energy Services LLC (“RTS”), acquired June 2018; Orca Energy Services LLC (“Orca”), formed June 2018; Python Equipment LLC (“Python”), formed December 2018 and sold April 2025; Leopard Aviation LLC (“Leopard”), formed April 2019; Predator Aviation LLC (“Predator Aviation”), formed April 2019; Anaconda Manufacturing LLC (“Anaconda”), formed July 2019; Aquawolf LLC (“Aquawolf”), formed September 2019 and sold December 2025; and Falcon Fiber Solutions LLC (“Falcon”), formed March 2021.

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

On April 11, 2025, the Company completed a transaction to sell a portion of its infrastructure services entities, including its distribution, transmission and substation operations, for aggregate proceeds of $108.7 million, subject to customary post-closing adjustments. On June 16, 2025, the Company sold all of the equipment previously used in its hydraulic fracturing services for $15.0 million. Additionally, on December 2, 2025, the Company completed a transaction to sell its engineering business for $30.0 million. These transactions reflect a strategic shift in the Company’s business. Results of operations, financial position and cash flows for these services are reported as discontinued operations for all periods presented and discussed in this report. Refer to Note 3 for further information.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operations

The Company’s rental services include a wide range of equipment used in oilfield, construction and aviation activities. The Company’s infrastructure services include providing design and fiber optic services to the utility infrastructure industry. The Company’s natural sand proppant services include the distribution and production of natural sand proppant that is used primarily for hydraulic fracturing in the oil and gas industry. The Company’s accommodation services include housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. The Company’s drilling services includes providing directional drilling to oilfield operators.

The Company’s operations are concentrated in North America. The Company operates its oil and natural gas businesses in the Permian Basin, the Utica Shale, the Eagle Ford Shale, the Marcellus Shale, the Granite Wash, the SCOOP, the STACK, the Cana-Woodford Shale, the Cleveland Sand and the oil sands located in Northern Alberta, Canada. The Company’s oil and natural gas business depends in large part on the conditions in the oil and natural gas industry and, specifically, on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Decreases in the commodity prices for oil and natural gas would have a material adverse effect on the Company’s results of operations and financial condition. During the periods presented in this report, the Company provided its infrastructure services primarily in the southwestern and midwestern portions of the United States.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries and the variable interest entities (“VIE”) for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated. Unless otherwise indicated, information in these notes to our consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 3 for further information.

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

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. On December 13, 2024, Anaconda Rentals, Aquahawk, Barracuda, Bison Sand, IFX, Ivory Freight, Coil Tubing, Redback Energy, Pumpdown, Stingray Cementing and WTL were merged into Orca. Due to the merger of these entities into Orca, the results for Aquahawk, Bison Sand, Pumpdown and Barracuda are now included in Other Services. The results for the year ended December 31, 2024 have been retroactively adjusted to reflect these changes. There was no impact on previously reported total assets, total liabilities, net income (loss) or equity for the periods presented.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at December 31, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 3. Restricted cash as of December 31, 2024 consisted of amounts held by the Company’s lender as collateral for a letter of credit, which was subsequently released in October 2025. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation, with the exception of cash held by Sand Tiger in a Canadian financial institution. At December 31, 2025, the Company had $4.1 million, in Canadian dollars, of cash in Canadian accounts. Cash balances from time to time may exceed the insured amounts; however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on such accounts.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sums to the total of the same such amounts shown in the statement of cash flows.

	December 31,
	2025	2024
Cash and cash equivalents	$101,987	$60,845
Restricted cash	12,085	19,359
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$114,072	$80,204

Marketable Securities
The Company considers all of its marketable publicly held securities as available for use in current operations, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are carried at fair value, with the change in unrealized gains and losses, net of tax, reported within “other (expense) income, net” on the consolidated statements of operations and comprehensive income (loss) until realized.

Accounts Receivable, net
Accounts receivable include amounts due from customers for services performed or goods sold. The Company grants credit to customers in the ordinary course of business and generally does not require collateral. Prior to granting credit to customers, the Company analyzes the potential customer’s risk profile by utilizing a credit report, analyzing macroeconomic factors and using its knowledge of the industry, among other factors. Most areas in the continental United States in which the Company operates provide for a mechanic’s lien against the property on which the service is performed if the lien is filed within the statutorily specified time frame. Customer balances are generally considered delinquent if unpaid by the due date, which generally ranges from 30 to 60 days following the invoice date, and credit privileges may be revoked if balances remain unpaid. Interest on delinquent trade accounts receivable is recognized in “other (expense) income, net” on the consolidated statement of comprehensive income (loss) when chargeable and collectability is reasonably assured.

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra, one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. During the year ended December 31, 2024, the Company charged interest on delinquent trade accounts receivable pursuant to the terms of its agreements with PREPA totaling $20.8 million. As discussed in more detail below, on July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). As a result of the Settlement Agreement, Cobra recognized a charge to interest on delinquent accounts receivable totaling $81.5 million during the three months ended June 30, 2024 to reduce its accounts receivable balance to the amount expected to be collected in relation to interest charged to PREPA. These amounts are included in “other (expense) income, net” in the accompanying consolidated statement of comprehensive income (loss). See below for a full description of the Settlement Agreement and its impact on the Company’s financial statements for the year ended December 31, 2024.

As of December 31, 2025 and 2024, accounts receivable included receivables from contracts with customers totaling $28.1 million and $31.3 million, respectively. Included in accounts receivable at December 31, 2024, were receivables related to income taxes totaling $8.9 million.

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

Following is a roll forward of the allowance for expected credit losses for the year ended December 31, 2025 (in thousands):

Balance, December 31, 2024	$171,264
Change in provision for expected credit losses	133
Recoveries of receivables previously charged to credit loss expense	(84)
Write-offs charged against the provision	(376)
Balance, December 31, 2025	$170,937

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.1 million and $171.4 million respectively, for the years ended December 31, 2025 and 2024. These additions were charged to credit loss expense based on the factors described above.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Settlement Agreement, the Company recorded a non-cash, pre-tax charge of approximately $170.7 million in the second quarter of 2024 to reduce its accounts receivable balance from PREPA of $359.1 million, representing the amount owed to Cobra by PREPA in relation to these agreements as of June 30, 2024, including the accrued but unpaid interest, prior to the Settlement Agreement, to the amount expected to be received from the Settlement Agreement. Of the $170.7 million, $89.2 million was charged to credit loss expense, which is included in “selling, general and administrative” in the accompanying consolidated statements of operation and comprehensive income (loss), and $81.5 million was charged to interest on delinquent accounts receivable, which is included in “other (expense) income, net” in the accompanying consolidated statements of operation and comprehensive income (loss). Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded the $170.7 million as an allowance for expected credit losses.

Inventory
Inventory consists of raw sand and processed sand available for sale and supplies used in performing services. Inventory is stated at the lower of cost or market (net realizable value) on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage, future utility, obsolescence and other factors.

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

Other Current Assets
Prepaid expenses primarily consist of insurance costs and lease expense. These costs are expensed over the periods that they benefit. Other current assets primarily consists of financed insurance premiums related to our insurance policies. These costs are expensed over the terms of the policies.

Property, Plant and Equipment, net
Property, plant and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs that do not increase the capacity, improve the efficiency or safety, or improve or extend the useful life are charged to operations as incurred. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is recorded in operations. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life, or the remaining lease term, as applicable. Depreciation does not begin until property, plant and equipment is placed in service. Once placed in service, depreciation on property, plant and equipment continues while being repaired, refurbished, or between periods of deployment.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sand Reserves, net
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for recoverability in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the manner in which the assets are being used, historical and estimated future profitability measures, and other adverse events or changes that could affect the value of the assets.

If a triggering event is identified, recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. When alternative courses of action to recover the carrying amount of the asset group are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The assumptions used in the impairment evaluation of long-lived assets are inherently uncertain and require management’s judgment. See Note 6 for additional disclosure related to impairment of long-lived assets.

Other Non-Current Assets
Other non-current assets primarily consist of deferred financing costs on our revolving credit facility (see Note 10), our equity method investment (see Note 8) and capital contributions made to our group captive and protective cell captive insurance companies (see Note 18). Investments are accounted for under the equity method in circumstances where the Company has the ability to exercise significant influence over the operating and investing policies of the investee, but does not have control. Under the equity method, the Company recognizes its share of the investee’s earnings in its consolidated statements of operations and comprehensive income (loss). Investments are evaluated for impairment and a charge to earnings is recognized when any identified impairment is determined to be other than temporary.

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

Following is a rollforward of the Company’s asset retirement obligations for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance as of beginning of period	$4,234	$4,140
Accretion expense	114	161
Impairment	(1,629)	—
Foreign currency translation adjustment	40	(67)
Asset retirement obligation as of end of period	$2,759	$4,234

Amortizable Intangible Assets
Intangible assets subject to amortization include trade names, which are amortized over their estimated useful lives.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurements in its entirety requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers into, or out of, the three levels of fair value hierarchy for the years ended December 31, 2025 and 2024.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable as well as financing and operating lease obligations and financed insurance premium obligations. The carrying values of cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable approximated fair value on December 31, 2025 and 2024 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease obligations and financed insurance premium obligations approximated fair value on December 31, 2025 and 2024, as the effective borrowing rates approximated market rates.

Recurring Measurements

The fair value of the Company’s cash equivalents and marketable securities are measured on a recurring basis and are carried at estimated fair value. Cash equivalents consist of money market accounts and treasury bills which the Company has classified as Level 1 given the active market for these assets. Marketable securities are presented and are also classified as Level 1 due to their quoted prices in active markets. At December 31, 2025 and 2024, the Company had cash equivalents and marketable securities measured at fair value of $113.6 million and $56.5 million, respectively.

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

As discussed in Note 6, the Company changed the classification of certain of its natural sand proppant assets from held for use to held for sale during the year ended December 31, 2025, which required the Company to estimate the fair value of such assets using Level 3 inputs described above. The Company determined that the carrying value of these natural sand proppant assets exceeded the fair value and, therefore, recognized impairment expense of $31.7 million during the year ended December 31, 2025.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 6, the Company changed the classification of its drilling rig assets from held for use to held for sale during the year ended December 31, 2025, which required the Company to estimate the fair value of such assets. Cash flow models or market appraisals used to determine such fair value may be based on inputs that are classified within Level 3. The Company determined that the fair value of its drilling rig assets exceeding the carrying value and, therefore, no impairment was recognized.

At December 31, 2024, certain of the Company’s assets used in its other services were triggered for impairment based on their operating cash flows. The Company estimated the fair value of these assets and determined the fair value exceeded the carrying value and, therefore, no impairment was recognized at December 31, 2024.

Revenue Recognition
The timing of revenue recognition may differ from contract billing or payment schedules, resulting in revenues that have been earned but not billed (“unbilled revenue”) or amounts that have been billed, but not earned (“deferred revenue”). The Company had $1.9 million and $7.7 million, respectively, of unbilled revenue included in “accounts receivable, net” in the accompanying consolidated balance sheets at December 31, 2025 and 2024. The Company had $1.4 million and $1.6 million of deferred revenue included in “accrued expenses and other current liabilities” in the accompanying consolidated balance sheets at December 31, 2025 and 2024.

Earnings per Share
Basic and diluted loss per share from continuing operations is computed using net loss from continuing operations and the weighted‑average common shares outstanding. Net income (loss) from discontinued operations, net of income taxes, is presented separately, and net income (loss) per share is computed using consolidated net income (loss). Diluted EPS excludes securities that are anti‑dilutive. See Note 14.

Equity-based Compensation
The Company measures equity-based payments at fair value on the date of grant and expenses the value of these equity-based payments in compensation expense over the applicable vesting periods. See Note 15.

Stock-based Compensation
The Company’s stock-based compensation program consists of restricted stock units granted to employees and restricted stock units granted to non-employee directors under the Mammoth Energy Services, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The Company recognizes in its financial statements the cost of employee services received in exchange for restricted stock based on the fair value of the equity instruments as of the grant date. In general, this value is amortized over the vesting period; for grants with a non-substantive service condition, this value is recognized immediately. Amounts are recognized in cost of revenue and selling, general and administrative expenses. See Note 16.

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

The Company evaluates tax positions taken or expected to be taken in preparation of its tax returns and disallows the recognition of tax positions that do not meet a “more likely than not” threshold of being sustained upon examination by

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the taxing authorities. The Company has recorded interest and penalty payable of $12.5 million and $8.5 million at December 31, 2025 and 2024, related to the 2022, 2023 and 2024 tax year returns in Puerto Rico and the 2020 tax year return in the United States. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

Litigation and Contingencies
Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates. See Note 18.

Foreign Currency Translation
For foreign operations, assets and liabilities are translated at the period-end exchange rate and income statement items are translated at the average exchange rate for the period. Resulting translation adjustments are recorded within accumulated other comprehensive loss. Assets and liabilities denominated in foreign currencies are re-measured at the balance sheet date. Transaction gains or losses are included as a component of current period earnings.

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental costs are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental matters. As of December 31, 2025 and 2024, there were no probable environmental matters.

Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive loss. Other comprehensive income (loss) included certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits and trade receivables. Following is a summary of our significant customers based on accounts receivable balances at December 31, 2025 and 2024 and revenues derived for the years ended December 31, 2025 and 2024:

	REVENUES		ACCOUNTS RECEIVABLE
	Years Ended December 31,		At December 31,
	2025	2024	2025	2024
Customer A(a)	18%	18%	4%	3%
Customer B(b)	12%	14%	5%	1%
Customer C(c)	10%	10%	2%	2%
Customer D(d)	5%	12%	—%	15%
Customer E(e)	—%	—%	69%	49%
(a)Revenues and the related accounts receivable balances earned from Customer A were derived from the Company’s natural sand proppant services segment.
(b)Revenues and the related accounts receivable balances earned from Customer B were derived from the Company’s accommodations services segment.
(c)Revenues and the related accounts receivable balances earned from Customer C were derived from the Company’s rental services segment.
(d)Revenues and the related accounts receivable balances earned from Customer D were derived from the Company’s natural sand proppant services segment.
(e)The accounts receivable balance with Customer E was derived from the Company’s other services.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures primarily through additional disaggregation and standardization of the effective tax rate reconciliation and disclosure of income taxes paid by jurisdiction.The Company adopted ASU 2023‑09 for the year ended December 31, 2025, and applied the amended disclosure requirements retrospectively to all periods presented. See Note 12, “Income Taxes” to our consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Pressure Pumping Transaction
On June 16, 2025, Stingray Pressure Pumping LLC (“Stingray”) and Mammoth Equipment Leasing LLC (“Mammoth Equipment”), subsidiaries of the Company, entered into an Equipment Purchase Agreement (the “Pressure Pumping Agreement”), as the sellers, with MGB Manufacturing, LLC (“MGB”), as the buyer, pursuant to which Stingray and Mammoth Equipment sold all of the Company’s equipment used in its hydraulic fracturing services, which was included in the Company’s historical well completion segment, to MGB for $15.0 million (the “Pressure Pumping Transaction”) . The Pressure Pumping Transaction was completed simultaneously with the signing of the Pressure Pumping Agreement on June 16, 2025. In conjunction with the Pressure Pumping Transaction, the Company has ceased operations of its sand hauling and equipment manufacturing services, which operations primarily served Stingray and Mammoth Equipment. All assets and liabilities associated with the Company’s sand hauling and equipment manufacturing services are included in discontinued operations.

Engineering Transaction
On December 2, 2025, Mammoth Energy Partners LLC ("MEP"), a subsidiary of Mammoth Energy Services, Inc. (“Mammoth” or the “Company”), entered into an Equity Purchase Agreement (the “Agreement”), as the seller, with Qualus, LLC (“Qualus”), as the buyer, and Aquawolf LLC ("Aquawolf"), MEP's wholly-owned subsidiary and the subject of the sale, as a party to the Agreement. Pursuant to the Agreement, MEP sold all equity interests in Aquawolf, which was included in the Company’s Infrastructure segment, to Qualus for $30.0 million (the “Engineering Transaction” and collectively with the Pressure Pumping Transaction and T&D Transaction, the “Transactions”)). The Engineering Transaction was completed simultaneously with the signing of the Agreement on December 2, 2025.The aggregate sales price in connection with the Transaction was approximately $30.0 million, subject to customary post-closing adjustments, including reductions for closing indebtedness, working capital shortfall, and transaction expenses. Of the $30.0 million, $23.5 million was paid to MEP and $2.5 million was deposited into an escrow account for the purposes of funding post-closing adjustments for at least ninety days and indemnified liabilities until at least December 1, 2026. The Agreement includes customary representations, warranties and covenants by the parties. In addition, the Agreement provides for customary indemnification rights with respect to a breach of a representation, warranty or covenant by either party, subject to customary thresholds and caps on liability.

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations in the Company’s consolidated balance sheets (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$—	$50	$122	$—	$—
Restricted cash	—	2,000	—	—	—	—
Accounts receivable, net	—	22,408	1,036	12,843	—	3,097
Inventories	—	—	264	8,271	—	—
Other current assets	—	404	168	338	—	526
Total current assets of discontinued operations	—	24,812	1,518	21,574	—	3,623

Property, plant and equipment, net	—	13,190	3,678	35,166	—	74
Operating lease right-of-use assets	—	1,202	—	494	—	768
Goodwill	—	—	—	9,214	—	—
Other non-current assets	—	75	—	—	—	—
Total noncurrent assets of discontinued operations	—	14,467	3,678	44,874	—	842

Total assets of discontinued operations	$—	$39,279	$5,196	$66,448	$—	$4,465

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$—	$4,673	$41	$14,346	$—	$1,333
Accrued expenses and other current liabilities	—	6,621	342	784	—	972
Current operating lease liabilities	—	248	—	302	—	258
Total current liabilities of discontinued operations	—	11,542	383	15,432	—	2,563

Long-term operating lease liabilities	—	954	—	—	—	522
Other long-term liabilities	—	6,415	—	—	—	31
Total noncurrent liabilities of discontinued operations	—	7,369	—	—	—	553

Total liabilities of discontinued operations	$—	$18,911	$383	$15,432	$—	$3,116

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major components from discontinued operations in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024	2025	2024

Services revenue	$29,553	$91,644	$41,916	$33,425	$14,572	$17,263

COST, EXPENSES AND GAINS
Cost of revenue	26,450	76,431	43,255	38,769	11,171	13,017
Selling, general and administrative	1,910	6,245	1,728	2,339	1,489	1,769
Depreciation and amortization	957	2,573	5,766	10,761	20	29
(Gains) losses on disposal of assets, net	(20)	(1,304)	(1,233)	52	—	—
Impairment of goodwill	—	—	9,214	—	—	—
Impairment of long-lived assets	—	—	597	—	—	—
Total cost, expenses and gains, net	29,297	83,945	59,327	51,921	12,680	14,815
Operating income (loss)	256	7,699	(17,411)	(18,496)	1,892	2,448

OTHER (INCOME) EXPENSE
Interest expense (income), net	59	13,942	(348)	1,769	(470)	(6)
Other (income) expense, net	(29)	55	279	2	(58)	—
(Gain) loss on divestiture	(83,747)	—	24,974	—	(24,635)	—
Total other (income) expense, net	(83,717)	13,997	24,905	1,771	(25,163)	(6)
Income (loss) before income taxes	83,973	(6,298)	(42,316)	(20,267)	27,055	2,454
Provision (benefit) for income taxes	1,617	90	(1,262)	—	4	13
Net income (loss) from discontinued operations, net of income taxes	$82,356	$(6,388)	$(41,054)	$(20,267)	$27,051	$2,441

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.     Revenues from Contracts with Customers
The Company’s primary revenue streams include rental services, infrastructure services, natural sand proppant services, accommodation services, drilling services and other services. See Note 19 for the Company’s revenue disaggregated by type.

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. As of December 31, 2024, the Company had deferred revenue totaling $1.6 million related to shortfall payments. The Company did not have any deferred revenue related to shortfall payments at December 31, 2025. The Company recognized shortfall revenue totaling $1.6 million and $4.5 million during the years ended December 31, 2025 and 2024, respectively.

In certain of the Company’s sand supply agreements, the customer obtains control of the product when it is loaded into rail cars and the customer reimburses the Company for all freight charges incurred. The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the sand. If revenue is recognized for the related

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the consolidated balance sheets (in thousands):

Balance, December 31, 2024	1,600
Deduction for recognition of revenue	(1,600)
Increase for deferral of customer prepayments	1,357
Balance, December 31, 2025	$1,357

The Company did not have any contract assets as of December 31, 2025 or December 31, 2024.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had unsatisfied performance obligations totaling $5.8 million, which are expected to be recognized over the next 13 months.

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

	December 31,
	2025	2024
Supplies	$1,913	$2,080
Raw materials	—	15
Work in process	1,482	4,081
Finished goods	688	672
Total inventory	$4,083	$6,848

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Long‑Lived Asset Impairment and Assets Held for Sale
During the first quarter of 2025, the Company reclassified its drilling rig assets from held for use to held for sale pursuant to a plan to divest of its contract drilling assets. There was no impairment related to the classification changes as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value.

During the second quarter of 2025, management made the decision to market assets related to its natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recorded impairment expense of $31.7 million, representing the amount by which the carrying amounts exceeded estimated fair value less costs to sell at the time the assets were classified as held for sale.

In September 2025, we completed the sale of the Piranha Proppant LLC assets and recognized a loss of $2.4 million, calculated as the difference between the carrying amount and final sales proceeds. Following the sale, no natural sand proppant assets remained classified as held for sale, and related liabilities were nominal.

As of December 31, 2025, the carrying amount of assets classified as held for sale related solely to our contract drilling assets, totaling $4.3 million and recorded in current assets held for sale.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Property, Plant and Equipment, net
Property, plant and equipment, net include the following (in thousands):

		December 31,
	Useful Life	2025	2024
Machinery and equipment	7-20 years	$53,774	$114,366
Aviation equipment(a)	3-10 years	43,498	3,742
Buildings and leasehold improvements	15-39 years	30,100	38,039
Drilling rigs and directional drilling equipment	3-15 years	13,062	96,120
Vehicles, trucks and trailers	5-10 years	13,044	19,716
Rail improvements	10-20 years	11,759	13,445
Land	N/A	6,025	11,679
Other property, plant and equipment	3-15 years	6,721	17,305
		177,983	314,412
Equipment not yet placed in service		25,970	3,094
		203,953	317,506
Less: Accumulated depreciation(b)		97,856	250,855
Total property, plant and equipment, net		$106,097	$66,651
a.This equipment relates to assets leased to customers under operating leases.
b.Includes accumulated depreciation of $5.7 million and $2.7 million at December 31, 2025 and 2024, respectively, related to assets under operating leases.

Depreciation, depletion, amortization and accretion

A summary of depreciation, depletion, amortization and accretion is shown below (in thousands):

	Years Ended December 31,
	2025	2024
Depreciation expense	$8,669	$10,245
Depletion and accretion expense	1,568	1,415
Amortization expense	55	55
Depreciation, depletion, amortization and accretion	$10,292	$11,715

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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $3.2 million and $4.1 million, respectively, at December 31, 2025 and 2024. The investment is included in “other non-current assets” in the accompanying consolidated balance sheets. The Company recorded equity method adjustments to its investment for its share of Brim Acquisitions’ loss of $1.3 million, and $0.1 million respectively, for the years ended December 31, 2025 and 2024, respectively, which is included in “other (loss) income, net” in the accompanying consolidated statements of comprehensive income (loss). The Company made additional equity contributions of $0.4 million during the year ended December 31, 2025 and no contributions were made during the year ended December 31, 2024.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities included the following (in thousands):

	December 31,
	2025	2024
Accrued Expenses and Other Current Liabilities
State and local taxes payable	$12,332	$12,630
Financed insurance premiums(a)	1,936	8,409
Deferred revenue	1,357	1,600
Insurance reserves	1,166	1,507
Accrued compensation and benefits	821	469
Other	724	1,035
Total accrued expenses and other current liabilities	$18,336	$25,650
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. As of December 31, 2025, the applicable interest rate associated with financed insurance premiums ranged from 5.49% to 6.49%. As of December 31, 2024, the applicable interest rate associated with financed insurance premiums was 6.49%.
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

At December 31, 2025 and December 31, 2024, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of December 31, 2025, December 31, 2024 and the filing date of this report.

At December 31, 2025, the revolving credit facility was undrawn, the borrowing base was $50.0 million, and there was $36.7 million of borrowing capacity under the facility, after giving effect to $5.0 million of outstanding letters of credit. At December 31, 2024, the revolving credit facility was undrawn, the borrowing base was $25.2 million, and there was $17.7 million of borrowing capacity under the facility, after giving effect to $7.5 million of outstanding letters of credit.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     Variable Interest Entities

    Dire Wolf and Predator Aviation, wholly owned subsidiaries of the Company, are party to Voting Trust Agreements with TVPX Aircraft Solutions Inc. (the “Voting Trustee”). Under the Voting Trust Agreements, Dire Wolf transferred 100% of its membership interest in Cobra Aviation and Predator Aviation transferred 100% of its membership interest in Leopard Aviation LLC (“Leopard”) to the respective Voting Trustees in exchange for Voting Trust Certificates. Dire Wolf and Predator Aviation retained the obligation to absorb all expected returns or losses of Cobra Aviation and Leopard. Prior to the transfer of the membership interest to the Voting Trustee, Cobra Aviation was a wholly owned subsidiary of Dire Wolf and Leopard was a wholly owned subsidiary of Predator Aviation. Cobra Aviation owns aviation equipment, including ten aircraft that are owned through individual trusts that are each structured as separate legal entities, and 49% of the equity interest in Brim Acquisitions. Leopard owns aviation equipment. Dire Wolf and Predator Aviation entered into the Voting Trust Agreements in order to meet certain registration requirements.

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at December 31, 2025.

12.    Income Taxes
Loss from continuing operations before incomes taxes for the United States and non-U.S. jurisdictions for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Loss from continuing operations before income taxes:
United States	(52,893)	(26,638)
Non-U.S.	(6,776)	(167,780)
Total	$(59,669)	$(194,418)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income tax (benefit) provision applicable to federal, state and foreign income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Federal income tax expense (benefit):
Current	251	295
Deferred	(358)	2,500
Total	$(107)	$2,795

State income tax expense (benefit):
Current	(65)	75
Deferred	—	—
Total	$(65)	$75

Foreign income tax expense (benefit):
Current	4,491	(15,913)
Deferred	(232)	1,737
Total	$4,259	$(14,176)

Total income tax expense (benefit):
Current	4,677	(15,543)
Deferred	(590)	4,237
Total	$4,087	$(11,306)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance has been applied retrospectively. Accordingly, the enhanced disaggregation of income tax rate reconciliation items is presented for the years ended December 31, 2025 and 2024 are as follows (in thousands):

The differences between the statutory U.S. federal income tax rate and the effective income tax rate for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(12,531)	21.0%	$(40,828)	21.0%
State and local income taxes, net of federal income tax effect (a)	26	—	60	—
Foreign tax effects
Canada
Statutory tax rate difference between Canada and United States	14	—	61	—
Withholding taxes	376	(0.6)	—	—
Puerto Rico
Statutory tax rate difference between Puerto Rico and United States	(1,230)	2.1	(28,352)	14.6
Changes in valuation allowances	2,748	(4.7)	65,638	(33.8)
Interest and penalties	3,722	(6.3)	3,201	(1.7)
Withholding taxes	—	—	(19,899)	10.2
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Foreign branch inclusions	(1,885)	3.2	(35,996)	18.5
Tax credits
Foreign tax credits	—	—	(166)	0.1
Changes in valuation allowances	12,484	(20.9)	43,703	(22.5)
Nontaxable or nondeductible items
Other	113	(0.2)	981	(0.5)
Other adjustments	250	(0.4)	291	(0.1)
Effective tax rate	$4,087	(6.8)%	$(11,306)	5.8%

(a) State taxes in Kentucky and West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

The Company’s effective tax rate was (6.8)% for the year ended December 31, 2025 compared to 5.8% for the year ended December 31, 2024.

The effective tax rate for the years ended December 31, 2025 and 2024 differed from the statutory rate of 21% primarily due to the mix of earnings between the United States and Puerto Rico, changes in the valuation allowance and Canadian withholding tax. Additionally, as a result of the Settlement Agreement with PREPA, during the year ended December 31, 2024, the Company reversed $19.9 million in withholding tax accruals related to undistributed earnings from Puerto Rico.

The Company recorded interest and penalties expense of $3.7 million and $3.2 million during the years ended December 31, 2025 and 2024, respectively, related to tax year returns from 2019 to 2023 in Puerto Rico. Additionally, the Company recorded interest expense of $0.3 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively related to the 2020 tax year return in the United States.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effect of temporary differences and tax attributes representing deferred tax assets and liabilities at December 31, 2025 and 2024 attributable to the Company consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$94	$167
Section 163(j) interest limitation	1,075	5,090
Lease asset	626	3,660
Intangible assets	810	1,050
Accrued liabilities	2,211	3,605
Net operating loss carryover	120,277	114,506
Foreign tax credits	76,570	76,570
Accumulated other comprehensive income	970	1,068
Other	296	207
Valuation allowance	(188,361)	(187,087)
Deferred tax assets	14,568	18,836

Deferred tax liabilities:
Property, plant and equipment	$(14,571)	$(14,140)
Lease liability	(830)	(3,583)
Other	(1,597)	(4,134)
Deferred tax liabilities	(16,998)	(21,857)
Net deferred tax (liability) asset	$(2,430)	$(3,021)

Reflected in accompanying balance sheet as:
Deferred income tax asset	$—	$—
Deferred income tax liability	(2,430)	(3,021)
Total	$(2,430)	$(3,021)

During the years ended December 31, 2025 and 2024, the Company recorded changes in its valuation allowance of $1.3 million and $120.5 million, respectively, related to deferred tax assets that are not expected to be utilized. The Company has foreign tax credit carryforwards of $76.6 million as of December 31, 2025. These credits have a 10-year carryforward period and begin to expire in 2028. As of December 31, 2025, the Company has federal net operating loss and 163(j) interest limitation carryforwards of $199.0 million and $5.1 million, respectively, that have an indefinite life carryforward. The Company has state net operating loss carryforwards of $14.3 million which expire between 2040 and 2045. The Company has net operating loss carryforwards in Puerto Rico of $179.2 million that have a 10-year carryforward period and expire in 2035.

The Company maintains a full valuation allowance related to U.S. foreign tax credit carryforwards, as it cannot objectively assert that these deferred tax assets are more likely than not to be realized. The Company has a full valuation allowance on U.S. tax attribute carryforwards to the extent not supported by existing deferred tax liabilities. As result of the annual limitations for net operating loss carryforwards to offset only 80 percent of taxable income, the Company reflects the net deferred tax liability as of December 31, 2025. The Company recorded the full valuation allowance with respect to the Puerto Rico net operating loss carryforwards as they are not more likely than not to be realized. All available positive and negative evidence was weighed to determine whether a valuation allowance was necessary. The most significant evidential matter relates to recent cumulative loss position in the U.S. and no projected benefit related to losses generated in Puerto Rico as of December 31, 2025.

The income taxes paid, net of refunds received, disaggregated by jurisdiction for the years ended December 31, 2025 and 2024 are as follows (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024
U.S. federal	$—	$—

U.S. state and local
Texas	—	58
Other jurisdictions	32	43

Foreign
Canada	785	1,001
Income taxes paid	$817	$1,102

At December 31, 2025, Mammoth has a foreign subsidiary in Canada with undistributed earnings. These earnings may be distributed in the future. Although the Company would not be subject to U.S. income tax upon distribution, such amounts could be subject to Canadian withholding tax. Accordingly, the Company recognized a current income tax payable of $0.5 million. The Company continues to evaluate any remaining amounts for which the related tax effects cannot be reasonably estimated.

The Company has recorded interest and penalties payable of $12.5 million and $8.5 million at December 31, 2025 and 2024, respectively, related to the tax year returns from 2019 to 2023 in Puerto Rico and the 2020 tax year return in the United States. It is the Company’s policy to recognize interest and applicable penalties in income tax expense.

The Company did not have any uncertain tax positions for the years ended December 31, 2025 and 2024.

The Company’s U.S. federal tax returns for tax years 2020 through 2024 remain subject to examination by the tax authorities. The Company’s state and local income tax returns for tax years 2019 through 2024 remain subject to examination, with few exceptions, by the respective tax authorities. Puerto Rico tax returns for tax years 2019 through 2024 and Canada tax returns for the tax years 2018 through 2024 remain open to examination by the respective tax authorities.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease expense consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$3,662	$5,642
Short-term lease expense	890	139
Financing lease expense:
Amortization of right-of-use assets	110	200
Interest on lease liabilities	13	51
Total lease expense	$4,675	$6,032

Right of use assets and liabilities related to financing leases are recorded in the following line items on the consolidated balance sheets at December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Property, plant and equipment, net	$102	$540
Accrued expenses and other current liabilities	49	214
Other liabilities	26	76

Other supplemental information related to leases for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,172	$5,599
Operating cash flows from financing leases	13	51
Financing cash flows from financing leases	214	383
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,099	$779
Financing leases	—	150

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.5 years	2.7 years
Financing leases	1.5 years	1.5 years
Weighted-average discount rate:
Operating leases	9.8%	9.8%
Financing leases	10.1%	7.7%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$2,284	$54
2027	977	27
2028	251	—
2029	50	—
2030	50	—
Thereafter	510	—
Total lease payments	4,122	81
Less: Present value discount	676	6
Present value of lease payments	$3,446	$75

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

The Company’s lease agreements are generally short-term in nature and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. During the years ended December 31, 2025 and 2024, the Company recognized lease revenue, which is included in “services revenue” and “services revenue - related parties” in the accompanying consolidated statements of comprehensive loss of $3.2 million and $1.9 million, respectively.

Maturities of lease payments for the Company’s outstanding long-term leases at December 31, 2025 are as follows (in thousands):

2026	$7,169
2027	3,504
2028	2,802
2029	1,365
2030	302
Thereafter	—
Total lease payments	$15,142

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Share

	Year Ended December 31,
	2025	2024
	(in thousands, except per share data)
Basic and diluted earnings per share:
Net loss from continuing operations	$(63,756)	$(183,112)
Net income (loss) from discontinued operations, net of income taxes	68,353	(24,214)
Net income (loss)	$4,597	$(207,326)

Weighted average common shares outstanding(a)	48,274	48,065

Basic and diluted loss per share from continuing operations	$(1.32)	$(3.81)
Basic and diluted earnings (loss) per share from discontinued operations	1.42	(0.50)
Basic and diluted earnings (loss) per share	$0.10	$(4.31)
(a)    Excludes 47 and 66 shares for the years ended December 31, 2025 and 2024, respectively, of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

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

    For the Company’s Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07 was $18.9 million. There was no change to the unrecognized amount during the years ended December 31, 2025 and 2024.

16.    Stock-Based Compensation
On April 29, 2024, the Board of Directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s Board of Directors or the compensation committee of the Company’s Board of Directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 2.1 million shares of common stock reserved for issuance under the 2024 Plan, of which 2.0 million shares of common stock remain available for future grants under the 2024 Plan as of December 31, 2025.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and changes of the unvested restricted stock units is presented below:

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of January 1, 2024	302,383	5.06
Granted	139,280	3.59
Vested	(185,717)	4.71
Unvested restricted stock units as of December 31, 2024	255,946	4.52
Vested	(230,946)	4.40
Forfeited	(25,000)	5.63
Unvested restricted stock units as of December 31, 2025	—	—

As of December 31, 2025, there was no unrecognized compensation cost. The total fair value of shares vested was $0.6 million and $0.7 million, respectively, for the years ended December 31, 2025 and 2024. Included in cost of revenue and selling, general and administrative expenses is stock-based compensation expense of $0.4 million and $0.9 million, respectively, for the years ended December 31, 2025 and 2024.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC (“El Toro”), Caliber Investment Group LLC (“Caliber”), Grizzly Oil Sands ULC and Brim Equipment. For the years ended December 31, 2025 and 2024, revenue from related party transactions was $1.6 million and $1.5 million, respectively, and costs of service revenue incurred from related party transactions was $0.3 million and $0.4 million, respectively. At December 31, 2025 and 2024, accounts receivable from related party transactions was $0.4 million, which is included in “accounts receivable, net”, on the accompanying consolidated balance sheets. There was no accounts payable for related party transactions at December 31, 2025, and 2024, respectively.

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

On October 16, 2023, the Company entered into a term credit facility with Wexford, an affiliate of Mammoth. The Company incurred interest expense under this agreement totaling $4.7 million for the year ended December 31, 2024. On October 2, 2024, the Company paid, in full, all amounts owed under the term credit facility and terminated the facility. See Note 10 for additional detail on the agreement with Wexford.
18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. The Company did not have any unconditional purchase obligations as of December 31, 2025.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $5.0 million and $7.5 million as of December 31, 2025 and 2024, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. As of December 31, 2025 there was no deductible for the workers’ compensation policy. At December 31, 2024, the workers’ compensation policy required a deductible per occurrence of up to $0.3 million. At December 31, 2025 and 2024, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.1 million and $0.5 million, respectively. At December 31, 2025, there was no aggregate stop loss in place for the workers’ compensation and auto liability policies. At December 31, 2024, the workers’ compensation and auto liability policies contained an aggregate stop loss of $5.4 million.

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

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At December 31, 2025 and 2024, total accrued claims for continuing and discontinued operations were $1.2 million and $1.5 million, respectively. Of these amounts, $0.4 million and $0.2 million at December 31, 2025 and 2024, respectively, relate to continuing operations.

The Company also has insurance coverage for directors and officers liability. As of December 31, 2025 and 2024, the directors and officers liability policy had a deductible per occurrence of $1.5 million and $1.0 million, respectively, and an aggregate deductible of $10.0 million for each year. As of December 31, 2025 and 2024, the Company did not have any accrued claims for directors and officers liability.

The Company also self-insures its employee health insurance. The Company has coverage on its self-insurance program in the form of a stop loss of $0.2 million per participant and an aggregate stop-loss of $9.1 million for the calendar year ending December 31, 2025. At December 31, 2025 and 2024, accrued claims for continuing and discontinued operations were $0.9 million and $2.3 million, respectively. Of these amounts, $0.3 million at December 31, 2025 and 2024, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At December 31, 2025 and 2024, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cobra has been served with 14 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. On May 16, 2025 and May 20, 2025, the Court entered judgment against Cobra in connection with two of the lawsuits in the amount of $5.1 million and $1.6 million, respectively, plus interest, penalties and attorneys’ fees. Separately, the Court entered judgment against Cobra in connection with another lawsuit on July 3, 2025, in the amount of $3.4 million. The May 16, 2025 and May 20, 2025 judgments were appealed to the Court of Appeals, which denied the appeals on June 30, 2025. In August 2025, Cobra appealed the Salinas and Humacao (and others) matters to the Supreme Court of Puerto Rico. Also in August 2025, Cobra filed a request for oral arguments. On October 24, 2025, Cobra received a notification from the Supreme Court accepting the cases as certiorari and denying to hear the appeal. Cobra filed a first motion for reconsideration, which was denied on December 18, 2025. A second motion for reconsideration was filed on December 19, 2025. In connection with the Settlement Agreement entered into with PREPA, PREPA (including through the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiscal agent for PREPA, and the FOMB) has agreed to cooperate with Cobra and assist in resolving the construction excise and volume of business taxes assessed against Cobra. There is no guarantee, however, that the Company, including with PREPA’s cooperation, will be successful in favorably resolving or mitigating these taxes. Accordingly, at this time, the amount of loss cannot be reasonably estimated. The Company intends to vigorously defend these lawsuits until full resolution. Accordingly, at this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The net proceeds received by Cobra in connection with the Assignment Agreement were $46.1 million. During the three months ended March 31, 2024, PREPA paid $64.0 million with respect to the outstanding PREPA receivable. Of the $64.0 million, $54.4 million was paid to SPCP Group, as Cobra’s assignee under the Assignment Agreement, which fully extinguished Cobra’s and Mammoth’s obligations to SPCP Group under the Assignment Agreement, and the Assignment Agreement was terminated. The Company recognized a financing charge totaling $5.5 million during the year ended December 31, 2024 related to the termination of the Assignment Agreement, which is included in “interest income (expense and financing charges), net” in the accompanying consolidated statements of operations and comprehensive income (loss).

Defined contribution plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the years ended December 31, 2025 and 2024, the Company paid $1.1 million and $2.1 million, respectively, in contributions to the plan. Of these amounts for the years ended December 31, 2025 and 2024, $0.3 million and $0.4 million, respectively, relates to continuing operations.
19.    Reporting Segments and Geographic Areas
Reporting Segments

The Company’s Chief Business Officer, Chief Financial Officer and Chief Operating Officer comprise the Company’s CODM. Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of Adjusted EBITDA, as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The Company defines Adjusted EBITDA as net income (loss) from continuing operations before depreciation, depletion, amortization and accretion, gains or losses on disposal of assets, net, impairment of long-lived assets, stock based compensation, interest (income) expense and financing charges, net, other expense (income), net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision (benefit) for income taxes, further adjusted to add back interest on trade accounts receivable. The Company’s significant segment expenses include cost of revenue, exclusive of depreciation, depletion, amortization and accretion, and selling, general and administrative expense.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company principally provides products and services to our customers primarily in the oil and natural gas and utility infrastructure industries. As of December 31, 2025, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”) and natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Rentals segment provides construction, oilfield and aviation rentals to operators primarily in the northeast and midwest regions of the United States as well as Hawaii. The Infrastructure segment provides design and fiber optic services to utility customers in the midwest region of the United States. The Sand segment provides sand mining, processing and selling services for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The Accommodations segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging in northern Alberta, Canada. The Drilling segment provides directional drilling services primarily in the Anadarko and Permian Basins.

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

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2025. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

Year Ended December 31, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$11,025	$4,086	$16,552	$8,954	$3,675	$44,292
Intersegment revenue	73	—	—	—	—	73
	11,098	4,086	16,552	8,954	3,675	44,365
Reconciliation of Revenue
Eliminations(a)						(73)
Total consolidated revenue						$44,292

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$6,701	$5,893	$18,117	$5,951	$3,765
Selling, general and administrative, exclusive of stock based compensation	4,155	1,019	5,131	1,957	944
Segment Adjusted EBITDA	$242	$(2,826)	$(6,696)	$1,046	$(1,034)	$(9,268)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$8,163
Depreciation, depletion, amortization and accretion						10,292
Gains on disposal of assets, net						(2,371)
Impairment of long-lived assets						31,669
Stock based compensation						412
Interest expense and financing charges, net						(1,670)
Other expense, net						3,906
Loss from continuing operations before income taxes						$(59,669)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2024	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external customers	$6,712	$1,476	$19,057	$10,851	$3,558	$41,654
Intersegment revenue	393	—	—	—	—	393
	7,105	1,476	19,057	10,851	3,558	42,047
Reconciliation of Revenue
Other(b)						3,950
Eliminations(a)						(398)
Total consolidated revenue						$45,599

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	4,955	2,280	17,791	6,397	4,373
Selling, general and administrative, exclusive of stock based compensation	1,851	880	6,741	2,361	1,338
Segment Adjusted EBITDA	$299	$(1,684)	$(5,475)	$2,093	$(2,153)	$(6,920)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$103,609
Depreciation, depletion, amortization and accretion						11,715
Gains on disposal of assets, net						(2,762)
Stock based compensation						875
Interest expense and financing charges, net						9,497
Other expense (income), net						64,564
Loss from continuing operations before income taxes						$(194,418)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of December 31, 2025:
Total assets for reportable segments	$75,004	$2,598	$68,028	$14,309	$1,859	$161,798
Other assets(a)						167,900
Total consolidated assets, excluding discontinued operations						$329,698

As of December 31, 2024:
Total assets for reportable segments	$8,451	$1,803	$118,855	$12,811	$1,870	$143,790
Other assets(a)						130,049
Total consolidated assets, excluding discontinued operations						$273,839

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents, marketable securities, restricted cash and other current assets.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a breakout of purchases of property, plant and equipment for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Rentals	$69,953	$351
Infrastructure	128	299
Accommodations	343	161
Drilling	128	184
Total segment purchases of property, plant and equipment	70,552	995
Other(a)	—	219
Total consolidated purchases of property, plant and equipment, excluding discontinued operations	$70,552	$1,214

(a) Includes purchases related to non-operating legacy services that are no longer active.

Geographic Areas

The following table presents consolidated revenues by country based on sales destination of the products or services (in thousands):

	Year Ended December 31,
	2025	2024
United States	$27,508	$23,550
Canada	16,708	22,033
Other	76	16
Total	$44,292	$45,599

The following table presents long-lived assets, excluding deferred income tax assets, by country (in thousands):

	Year Ended December 31,
	2025	2024
United States	$146,537	$127,712
Canada	7,531	7,549
Total	$154,068	$135,261
20.    Subsequent Events
APU Purchase Agreements

On January 30, 2026 and February 12, 2026, Cobra Aviation entered into an agreement with a third‑party seller whereby it purchased two APUs for approximately $3.3 million each, both of which are currently under lease to customers.

Sale of Ohio Yard Previously Utilized by Stingray Pressure Pumping

On March 2, 2026, the Company completed the sale of its Ohio yard previously utilized in the operations of its discontinued well completion services segment (the “Ohio Yard”). The Ohio Yard had historically supported operations conducted by the Company’s former pressure pumping business, including Stingray Pressure Pumping LLC and related discontinued activities. The transaction resulted in net cash proceeds of approximately $4.6 million.

Rentals Purchase Agreements

On March 3, 2026 Stingray Rentals entered into an agreement with a third‑party seller whereby it purchased rental equipment for approximately $3.3 million.