Form 10-Q
period 2026-03-31
MAMMOTH ENERGY SERVICES, INC.
filed 2026-05-11
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 48,170,647 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2025 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

    All of these types of statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. These forward-looking statements may be found in the “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this quarterly report. In some
i

cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “project,” “budget,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “seek,” “objective,” “continue,” “will be,” “will benefit,” or “will continue,” the negative of such terms or other comparable terminology.

    The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors, which are difficult to predict and many of which are beyond our control. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, our management’s assumptions about future events may prove to be inaccurate. Our management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those described in our Annual Report on Form 10–K for the year ended December 31, 2025 and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ii

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31,	December 31,
	2026	2025
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$92,717	$101,987
Marketable securities	32,447	19,635
Restricted cash	12,097	12,085
Accounts receivable, net	34,739	28,934
Inventories	3,194	4,083
Current assets held for sale	4,333	4,287
Other current assets	3,895	4,619
Current assets of discontinued operations	1,363	1,518
Total current assets	184,785	177,148

Property, plant and equipment, net	113,228	106,097
Sand reserves, net	39,613	39,613
Operating lease right-of-use assets	2,043	2,591
Other non current assets	5,061	5,767
Noncurrent assets of discontinued operations	6	3,678
Total assets	$344,736	$334,894
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$14,412	$9,327
Accrued expenses and other current liabilities	18,016	18,336
Current operating lease liabilities	1,619	2,071
Income taxes payable	40,931	39,899
Current liabilities of discontinued operations	295	383
Total current liabilities	75,273	70,016

Deferred income tax liabilities	2,686	2,430
Long-term operating lease liabilities	1,047	1,375
Asset retirement obligations	2,770	2,759
Other long-term liabilities	11	26
Total liabilities	81,787	76,606

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,170,647 and 48,358,315 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	481	483
Additional paid-in capital	540,435	540,841
Accumulated deficit	(273,859)	(279,046)
Accumulated other comprehensive loss	(4,108)	(3,990)
Total equity	262,949	258,288
Total liabilities and equity	$344,736	$334,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE	(in thousands, except per share amounts)
Services revenue	$11,170	$4,814
Services revenue - related parties	496	78
Product revenue	10,364	6,739
Total revenue	22,030	11,631

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $3,041 and $1,206 for the three months ended March 31, 2026 and 2025, respectively)	6,254	4,495
Services cost of revenue - related parties	—	96
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $429 and $877 for the three months ended March 31, 2026 and 2025, respectively)	10,253	5,476
Selling, general and administrative	3,596	4,116
Depreciation, depletion, amortization and accretion	3,470	2,083
Gains on disposal of assets, net	(674)	(3,472)
Total cost, expenses and gains, net	22,899	12,794
Operating loss	(869)	(1,163)

OTHER INCOME (EXPENSE)
Interest income, net	514	85
Unrealized gain on marketable securities, net	7,103	—
Other (expense) income, net	(609)	(333)
Total other income (expense), net	7,008	(248)
Net income (loss) from continuing operations before income taxes	6,139	(1,411)
Provision for income taxes	1,455	838
Net income (loss) from continuing operations	4,684	(2,249)
Net income from discontinued operations, net of income taxes	503	1,712
Net income (loss)	$5,187	$(537)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(118)	$19
Other comprehensive (loss) income	(118)	19
Comprehensive income (loss)	$5,069	$(518)

Net income (loss) per share from continuing operations, basic and diluted (Note 14)	$0.10	$(0.05)
Net income per share from discontinued operations, basic and diluted (Note 14)	0.01	0.04
Net income (loss) per share, basic and diluted (Note 14)	$0.11	$(0.01)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,330	48,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2025	48,358	$483	$540,841	$(279,046)	$(3,990)	$258,288
Common stock repurchased and retired	(188)	(2)	(406)	—		(408)
Net income	—	—	—	5,187	—	5,187
Other comprehensive loss	—	—	—	—	(118)	(118)
Balance at March 31, 2026	48,170	$481	$540,435	$(273,859)	$(4,108)	$262,949

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	—	—	211	—	—	211
Net loss	—	—	—	(537)	—	(537)
Other comprehensive income	—	—	—	—	19	19
Balance at March 31, 2025	48,127	$481	$540,642	$(284,180)	$(4,432)	$252,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,187	$(537)
Less: Net income from discontinued operations, net of income taxes	503	1,712
Net income (loss) from continuing operations	4,684	(2,249)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Stock based compensation	—	211
Depreciation, depletion, amortization and accretion	3,470	2,083
Amortization of debt origination costs	177	177
Gains on disposal of assets, net	(674)	(3,472)
Gains from sale of aviation equipment	(700)	—
Unrealized gain on marketable securities, net	(7,103)	—
Other	768	(140)
Changes in assets and liabilities:
Accounts receivable, net	(5,828)	3,543
Inventories	889	144
Other current assets	1,272	2,368
Accounts payable	193	411
Accrued expenses and other liabilities	(934)	(4,416)
Income taxes payable	1,035	874
Net cash used in operating activities from continuing operations	(2,751)	(466)
Net cash (used in) provided by operating activities from discontinued operations	(281)	3,177
Net cash (used in) provided by operating activities	(3,032)	2,711

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,706)	(462)
Proceeds from disposal of property, plant and equipment	573	3,692
Proceeds from sale of aviation equipment	6,500	—
Purchases of marketable securities	(6,041)	—
Distributions of marketable securities	331	—
Net cash (used in) provided by investing activities from continuing operations	(10,343)	3,230
Net cash provided by (used in) investing activities from discontinued operations	4,581	(6,223)
Net cash used in investing activities	(5,762)	(2,993)

Cash flows from financing activities:
Principal payments on financing leases and equipment financing notes	(61)	(126)
Common stock repurchased and retired	(404)	—
Net cash used in financing activities from continuing operations	(465)	(126)
Net cash used in financing activities from discontinued operations	—	(3,672)
Net cash used in financing activities	(465)	(3,798)
Effect of foreign exchange rate on cash	(8)	5
Net decrease in cash, cash equivalents and restricted cash	(9,267)	(4,075)
Cash, cash equivalents and restricted cash at beginning of period	114,124	82,326
Cash, cash equivalents and restricted cash at end of period	104,857	78,251
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	43	2,202
Cash, cash equivalents and restricted cash of continuing operations	$104,814	$76,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information for continuing operations:
Cash paid for interest	$50	$162
Cash paid for income taxes, net of refunds received	$88	$107
Supplemental disclosure of non-cash transactions for continuing operations:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$5,295	$48
Right-of-use assets obtained for financing lease liabilities	$(25)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company focused on providing products and services to our customers primarily in the oil and natural gas, aviation and utility infrastructure industries in North America. Mammoth’s suite of services includes rental services and aviation sales, infrastructure services, natural sand proppant services, accommodation services and drilling services. The Company’s rental services and aviation sales include a wide range of equipment used in oilfield, construction and aviation activities. The Company’s infrastructure services include providing fiber optic services to the utility infrastructure industry. The Company’s natural sand proppant services include mining, processing and selling natural sand proppant used for hydraulic fracturing. The Company’s accommodation services include housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. The Company’s drilling services includes providing directional drilling to oilfield operators. The Company was incorporated in Delaware in June 2016.

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

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at March 31, 2026 and December 31, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 3.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$92,717	$101,987
Restricted cash	12,097	12,085
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$104,814	$114,072

Marketable Securities
The Company considers all of its marketable publicly held securities as available for use in current operations, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Securities are carried at fair value, with the change in unrealized gains and losses, net of tax, reported within “unrealized gains on marketable securities, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) until realized.

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

Following is a rollforward of the changes in our allowance for expected credit losses for the three months ended March 31, 2026 (in thousands):

Balance, December 31, 2025	$170,937
Change in provision for expected credit losses before recoveries	—
Recoveries of receivables previously charged to credit loss expense	(5)
Write-offs charged against the provision	5
Balance, March 31, 2026	$170,937

The Company has made specific reserves consistent with Company policy which resulted in additions to allowance for expected credit losses totaling $0.1 million for the three months ended March 31, 2025. There were no additions to allowance for expected credit losses for the three months ended March 31, 2026. These additions were charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and other expense, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the factors described above.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2026, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

Complete performance of the Settlement Agreement is not met until PREPA satisfies the remaining $20.0 million payment. Therefore, the Company recorded $170.7 million as an allowance for expected credit losses as a result of the Settlement Agreement during 2024. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC for more information regarding the Settlement Agreement.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits, marketable securities and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable, net balances at March 31, 2026 and December 31, 2025 and percentages of total revenue derived for the three months ended March 31, 2026 and 2025:

	REVENUE		ACCOUNTS RECEIVABLE, NET
	Three Months Ended March 31,		At March 31,	At December 31,
	2026	2025	2026	2025
Customer A(a)	35%	—%	3%	—%
Customer B(b)	10%	23%	4%	4%
Customer C(a)	4%	11%	3%	2%
Customer D(b)	—%	14%	—%	—%
Customer E(b)	—%	13%	—%	—%
Customer F(c)	—%	12%	—%	5%
Customer G(d)	—%	—%	58%	69%
(a)Revenue and the related accounts receivable balances earned from Customer A and C were derived from the Company’s rental services segment.
(b)Revenue and the related accounts receivable balances earned from Customer B, D and E were derived from the Company’s natural sand proppant services segment.
(c)Revenue and the related accounts receivable balances earned from Customer F were derived from the Company’s accommodations services segment.
(d)The accounts receivable balance with Customer G was derived from the Company’s other services.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy is based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurements in its entirety requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.

Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

There were no transfers into, or out of, the three levels of fair value hierarchy for the three months ended March 31, 2026 and 2025.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable as well as financing and operating lease obligations and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on March 31, 2026 and December 31, 2025 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease obligations and financed insurance premium obligations approximated fair value on March 31, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.

Recurring Measurements

The fair value of the Company’s cash equivalents and marketable securities are measured on a recurring basis are carried at estimated fair value. Cash equivalents consist of money market accounts and treasury bills which the Company has classified as Level 1 given the active market for these assets. Marketable securities are presented and are also classified as Level 1 due to their quoted prices in active markets. At March 31, 2026 and December 31, 2025, the Company had cash equivalents and marketable securities measured at fair value of $115.5 million and $113.6 million, respectively.

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

As discussed in Note 6, the Company changed the classification of its drilling rig assets from held for use to held for sale at March 31, 2025, which required the Company to estimate the fair value of such assets. Cash flow models or market appraisals used to determine such fair value may be based on inputs that are classified within Level 3. The Company determined that the fair value of its drilling rig assets exceeds the carrying value and, therefore, no impairment was recognized.

Common Stock Repurchases and Retirements
The Company accounts for repurchases of its common stock at the amount paid, including direct and incremental costs such as broker commissions. Shares repurchased under the Company’s stock repurchase program are cancelled and retired, with the par value charged to common stock and the excess of the repurchase price over par value recorded as a reduction of additional paid‑in capital.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and should be applied either on a prospective basis or retrospective basis. The Company is currently assessing the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. The Company adopted ASU 2025-05 on January 1, 2026 and elected to apply the practical expedient. Adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$—	$43	$50	$—	$—
Restricted cash	—	—	—	—	—	—
Accounts receivable, net	—	—	1,003	1,036	—	—
Inventories	—	—	264	264	—	—
Other current assets	—	—	53	168	—	—
Total current assets of discontinued operations	—	—	1,363	1,518	—	—

Property, plant and equipment, net	—	—	6	3,678	—	—
Operating lease right-of-use assets	—	—	—	—	—	—
Goodwill	—	—	—	—	—	—
Other non-current assets	—	—	—	—	—	—
Total noncurrent assets of discontinued operations	—	—	6	3,678	—	—

Total assets of discontinued operations	$—	$—	$1,369	$5,196	$—	$—

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$—	$—	$65	$41	$—	$—
Accrued expenses and other current liabilities	—	—	230	342	—	—
Current operating lease liabilities	—	—	—	—	—	—
Income taxes payable	—	—	—	—	—	—
Total current liabilities of discontinued operations	—	—	295	383	—	—

Long-term operating lease liabilities	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—
Total noncurrent liabilities of discontinued operations	—	—	—	—	—	—

Total liabilities of discontinued operations	$—	$—	$295	$383	$—	$—

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major components from discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025

Services revenue	$—	$26,050	$—	$20,822	$—	$3,963

COST, EXPENSES AND GAINS
Cost of revenue	2	21,547	188	18,846	—	2,932
Selling, general and administrative	52	1,472	62	575	—	377
Depreciation and amortization	—	861	2	3,090	—	7
Gains on disposal of assets, net	—	(165)	(855)	(381)	—	—
Total cost, expenses and gains, net	54	23,715	(603)	22,130	—	3,316
Operating (loss) income	(54)	2,335	603	(1,308)	—	647

OTHER (INCOME) EXPENSE
Interest expense (income), net	—	56	44	(97)	—	(25)
Other expense, net	—	5	2	1	—	—
Total other expense (income), net	—	61	46	(96)	—	(25)
Loss (income) before income taxes	(54)	2,274	557	(1,212)	—	672
Provision (benefit) for income taxes	—	22	—	—	—	—
Net (loss) income from discontinued operations, net of income taxes	$(54)	$2,252	$557	$(1,212)	$—	$672

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.     Revenue from Contracts with Customers
The Company’s primary revenue streams include rental services and aviation sales, infrastructure services, natural sand proppant services, accommodation services and drilling services. See Note 19 for the Company’s revenue disaggregated by type.

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

Rental Services and Aviation Sales
Rental services are typically provided based upon a purchase order, contract or on a spot market basis. Services are provided on a day rate, contracted or hourly basis. Performance obligations for these services are satisfied over time and revenue is recognized as the work progresses based on the measure of output.

The Company also generates revenue from aviation leasing and aviation sales. Aviation leasing revenue is recognized over time based on the contractual terms. The Company sells aviation equipment to customers pursuant to contractual arrangements as part of the Company’s ongoing asset management activities. Revenue from the sale of aviation equipment is recognized at the point in time when the related performance obligation is satisfied, which occurs when control of the equipment transfers to the customer, generally upon delivery. Revenue from aviation leasing and other rental services is included in “services revenue”, while revenue from aviation sales is included in “product revenue” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The cost of aviation equipment sold is included in “product cost of revenue”. The proceeds from sale of aviation equipment are included in investing activities in the unaudited condensed consolidated statements of cash flows.

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company recognized shortfall revenue totaling $1.6 million during the three months ended March 31, 2025. The Company did not recognize any shortfall revenue during the three months ended March 31, 2026.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets (in thousands):

Balance, December 31, 2025	$1,357
Deduction for recognition of revenue	(108)
Increase for deferral of customer prepayments	952
Balance, March 31, 2026	$2,201

The Company did not have any contract assets at March 31, 2026 and December 31, 2025.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was a nominal amount for the three months ended March 31, 2026 and 2025. At March 31, 2026, the Company had unsatisfied performance obligations totaling $4.1 million, which will be recognized over the next 10 months.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2026	2025
Supplies	$1,895	$1,913
Work in process	888	1,482
Finished goods	411	688
Total inventories	$3,194	$4,083

6.    Assets and Liabilities Held for Sale

During the three months ended March 31, 2025, the Company reclassified its drilling rig assets from held for use to held for sale pursuant to a plan to divest of its contract drilling assets. There was no impairment related to the classification changes as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value.

As of March 31, 2026, the carrying amount of assets classified as held for sale related solely to our contract drilling assets, totaling $4.3 million and recorded in current assets held for sale.
7.    Property, Plant and Equipment, net
Property, plant and equipment, net includes the following (in thousands):

		March 31,	December 31,
	Useful Life	2026	2025
Aviation equipment(a)	3-10 years	$59,548	$43,498
Machinery and equipment	7-20 years	53,657	53,774
Buildings and leasehold improvements	15-39 years	29,806	30,100
Drilling rigs and directional drilling equipment	3-15 years	13,085	13,062
Vehicles, trucks and trailers	5-10 years	13,061	13,044
Rail improvements	10-20 years	11,759	11,759
Land	N/A	6,025	6,025
Other property, plant and equipment	3-15 years	6,685	6,721
		193,626	177,983
Equipment not yet placed in service		19,893	25,970
		213,519	203,953
Less: Accumulated depreciation(b)		100,291	97,856
Total property, plant and equipment, net		$113,228	$106,097
(a)    This equipment relates to assets leased and available to be leased to customers under operating leases.
(b)    Includes accumulated depreciation of $8.1 million and $5.7 million at March 31, 2026 and December 31, 2025, respectively, related to assets under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation	$3,432	$2,036
Amortization	14	14
Depletion and accretion	24	33
Depreciation, depletion, amortization and accretion	$3,470	$2,083

8.    Equity Method Investment
On December 21, 2018, Cobra Aviation Services LLC (“Cobra Aviation”) and Wexford Partners Investment Co. LLC (“Wexford Investment”), a related party, formed a joint venture under the name of Brim Acquisitions LLC (“Brim

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.7 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method (loss) income to its investment of ($0.5) million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which is included in “other (expense) income, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The investment in Brim Acquisitions is included in the Company’s Rentals segment, as defined in Note 19. The Company made additional equity contributions of $0.4 million during the year ended December 31, 2025 and no contributions were made as of March 31, 2026.

9.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	March 31,	December 31,
	2026	2025
State and local taxes payable	$12,337	$12,332
Deferred revenue	2,201	1,357
Financed insurance premiums(a)	1,195	1,936
Accrued compensation and benefits	914	821
Insurance reserves	697	1,166
Other	672	724
Total accrued expenses and other current liabilities	$18,016	$18,336
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At March 31, 2026 the applicable interest rate associated with financed insurance premiums was 5.49%. At December 31, 2025, the applicable interest rate associated with financed insurance premiums ranged from 5.49% to 6.49%.

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

At March 31, 2026 and December 31, 2025, the financial covenant under the revolving credit facility was the fixed coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of March 31, 2026, December 31, 2025 and the filing date of this Quarterly Report.

At March 31, 2026, the revolving credit facility was undrawn, the borrowing base was $50.0 million, and there was $45.0 million of borrowing capacity under the facility, after giving effect to $5.0 million of outstanding letters of credit. At December 31, 2025, the revolving credit facility was undrawn, the borrowing base was $50.0 million, and there was $36.7 million of borrowing capacity under the facility, after giving effect to $5.0 million of outstanding letters of credit.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at March 31, 2026.

12.    Income Taxes
The Company recorded income tax expense from continuing operations of $1.5 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025. The Company’s effective tax rates were 23.7% and 59.4% for the three months ended March 31, 2026 and 2025, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rate for the three months ended March 31, 2026 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to interest and penalties recognized during the period.

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

Lease expense consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$623	$1,400
Short-term lease expense	222	—
Financing lease expense:
Amortization of right-of-use assets	6	35
Interest on lease liabilities	1	5
Total lease expense	$852	$1,440

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Right of use assets and liabilities related to financing leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Property, plant and equipment, net	$72	$102
Accrued expenses and other current liabilities	38	49
Other liabilities	11	26

Other supplemental information related to leases for the three months ended March 31, 2026 and 2025 and at March 31, 2026 and December 31, 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$855	$1,416
Operating cash flows from financing leases	1	5
Financing cash flows from financing leases	10	68
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24	$261
Financing leases	(25)	—

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases	4.1 years	3.5 years
Financing leases	1.3 years	1.5 years
Weighted-average discount rate:
Operating leases	9.8%	9.8%
Financing leases	10.0%	10.1%

Maturities of lease liabilities at March 31, 2026 are as follows (in thousands):

	Operating Leases	Financing Leases
Remainder of 2026	$1,415	$30
2027	979	21
2028	252	—
2029	52	—
2030	52	—
Thereafter	540	—
Total lease payments	3,290	51
Less: Present value discount	624	2
Present value of lease payments	$2,666	$49

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

The Company’s lease agreements are a combination of short-term and long-term leases and lease revenue is recognized over time based on a monthly, daily or hourly rate basis. The Company does not provide an option for the lessee to purchase the rented assets at the end of the lease and the lessees do not provide residual value guarantees on the rented assets. The Company recognized lease revenue of $3.9 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Maturities of lease payments for the Company’s outstanding long-term leases at March 31, 2026 are as follows (in thousands):

Remainder of 2026	$5,780
2027	3,504
2028	2,802
2029	1,365
2030	302
Thereafter	—
Total lease payments	$13,753

14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net loss per share are presented in the table below (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic and diluted earnings per share:
Net income (loss) from continuing operations	$4,684	$(2,249)
Net income from discontinued operations, net of income taxes	503	1,712
Net income (loss)	$5,187	$(537)

Weighted average common shares outstanding(a)	48,330	48,150

Basic and diluted earnings (loss) per share from continuing operations	$0.10	$(0.05)
Basic and diluted earnings per share from discontinued operations	0.01	0.04
Basic and diluted earnings (loss) per share	$0.11	$(0.01)
(a)    Excludes 92 shares for the three months ended March 31, 2025 of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

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

For the Company’s Non-Employee Member awards, the unrecognized amount, which represents the fair value of the awards as of the date of adoption of ASU 2018-07, was $18.9 million. There was no change to the unrecognized amount during the three months ended March 31, 2026.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 1.9 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan at March 31, 2026.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. At March 31, 2026, there was no unrecognized compensation cost. No shares vested during the three months ended March 31, 2026. The total fair value of shares vested was $0.1 million during the three months ended March 31, 2025. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.2 million for the three months ended March 31, 2025.

17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC, Caliber Investment Group LLC, Grizzly Oil Sands ULC and Brim Equipment. The Company provides accommodations services to Grizzly Oil Sands ULC and engages in aircraft leasing arrangements with Brim Equipment. Revenue from related party transactions was $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Costs incurred from related party transactions was $0.1 million for the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, accounts receivable from related party transactions was $0.5 million and $0.4 million, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There were no accounts payable for related party transactions at March 31, 2026 and December 31, 2025.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in Brim Acquisitions, and each member contributed its pro rata portion of Brim Acquisitions’ initial capital of $2.0 million. Wexford Investment is an entity controlled by Wexford. Cobra Aviation and Leopard each lease one helicopter to Brim Equipment under the terms of aircraft lease and management agreements.

On February 23, 2026, Mammoth Energy Partners LLC, a subsidiary of the Company, entered into a sublease agreement with El Toro Resources LLC, an entity controlled by Wexford and a related party of the Company. The agreement was subject to approval by Mammoth Energy Partners LLC's landlord, which approval was obtained on March 16, 2026. The sublease relates to office space located at 14201 Caliber Drive, Suite 200, Oklahoma City, Oklahoma. The sublease begins on June 1, 2026 and extends through May 31, 2027, with an option to extend through April 30, 2028. The aggregate minimum lease payments under the agreement are approximately $0.2 million.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under these obligations in effect at March 31, 2026 were approximately $11.2 million.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by substantially all of the assets of the Company, totaling $5.0 million at March 31, 2026 and December 31, 2025.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. At March 31, 2026 and December 31, 2025, there was no deductible for the workers’ compensation policy. At March 31, 2026 and December 31, 2025, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.1 million.

Effective November 1, 2024, the Company became party to a deductible reimbursement insurance policy from a protected cell captive insurance company that covers losses between $0.1 million and the $0.5 million deductible under its primary auto liability policy that was in effect through October 31, 2025. Also effective November 1, 2024, the Company became a member of a group captive insurance company that covers one layer of its auto liability coverage.

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At March 31, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $0.7 million and $1.2 million, respectively. Of this amount, $0.3 million and $0.4 million at March 31, 2026 and December 31, 2025, respectively, relate to continuing operations.

The Company also has insurance coverage for directors and officers liability. As of March 31, 2026 and December 31, 2025, the directors and officers liability policy had a deductible per occurrence of $1.5 million and an aggregate deductible of $10.0 million. As of March 31, 2026 and December 31, 2025, the Company did not have any accrued claims for directors and officers liability.

Effective January 1,  2026, the Company transitioned to a fully insured employee health insurance plan. Through December 31, 2025, the Company self-insured its employee health insurance. At March 31, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $1.1 million and $0.9 million, respectively. Of these amounts, $0.4 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
incurs. At March 31, 2026 and December 31, 2025, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

Litigation

PREPA
Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the Title III Court. Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. As discussed in Note 2, on July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2026, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC for more information regarding the Settlement Agreement.

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

Cobra has been served with 14 lawsuits from municipalities in Puerto Rico alleging failure to pay construction excise and volume of business taxes. On November 14, 2022, the Court entered judgment against Cobra in connection with one of

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the lawsuits ordering payment of approximately $9.0 million. On January 9, 2023, Cobra appealed the judgment and, on March 20, 2023, the Court confirmed the imposition of approximately $8.5 million related to construction excise taxes. On April 10, 2023, Cobra appealed this judgment, which was denied on May 5, 2023. Cobra filed a motion for reconsideration on May 15, 2023, which was denied. Cobra filed a second motion for reconsideration on June 22, 2023 and is currently awaiting a decision. On December 18, 2023, the Humacao Superior Court issued an order to PREPA to withhold payment of approximately $9.0 million to Cobra. On January 17, 2024, Cobra filed a Writ of Certiorari requesting the Court of Appeals to reverse the order from the Humacao Superior Court. On February 15, 2024, Cobra’s request was granted by the Court of Appeals and the order instructing PREPA to withhold the $9.0 million payment from Cobra was revoked. The case was remanded to the lower Court for continuation of the proceedings in accordance with the Court of Appeals’ order. On May 16, 2025 and May 20, 2025, the Court entered judgment against Cobra in connection with two of the lawsuits in the amount of $5.1 million and $1.6 million, respectively, plus interest, penalties and attorneys’ fees. Separately, the Court entered judgment against Cobra in connection with another lawsuit on July 3, 2025, in the amount of $3.4 million. The May 16, 2025 and May 20, 2025 judgments were appealed to the Court of Appeals, which denied the appeals on June 30, 2025. In August 2025, Cobra appealed the Salinas and Humacao (and others) matters to the Supreme Court of Puerto Rico. Also in August 2025, Cobra filed a request for oral arguments. On October 24, 2025, Cobra received a notification from the Supreme Court accepting the cases as certiorari and denying to hear the appeal. Cobra filed a first motion for reconsideration, which was denied on December 18, 2025. A second motion for consideration was filed on December 19, 2025 and subsequently denied on February 18, 2026. These matters have now been remanded back to the lower Courts. In connection with the Settlement Agreement entered into with PREPA, PREPA (including through the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiscal agent for PREPA, and the FOMB) has agreed to cooperate with Cobra and assist in resolving the construction excise and volume of business taxes assessed against Cobra. There is no guarantee, however, that the Company, including with PREPA’s cooperation, will be successful in favorably resolving or mitigating these taxes. Accordingly, at this time, the amount of loss cannot be reasonably estimated. The Company intends to vigorously defend these lawsuits until full resolution. Accordingly, at this time, the Company is not able to predict the outcome of these matters or whether they will have a material impact on the Company’s business, financial condition, results of operations or cash flows.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three months ended March 31, 2026 and 2025, the Company paid $0.1 million and $0.5 million, respectively, in contributions to the plan. Of these amounts for the three months ended March 31, 2026 and 2025, $0.1 million, respectively, relates to continuing operations.

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

The Company principally provides products and services to customers operating in the oil and natural gas, aviation and utility infrastructure industries. At March 31, 2026, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Company has determined that its operating segments meet the criteria in ASC Topic 280, Segment Reporting, to be aggregated into five reportable segments, where applicable, and the Rentals segment includes Stingray Rentals LLC, Mammoth Equipment Leasing LLC, Cobra Aviation LLC and Leopard Aviation LLC, providing construction, oilfield, and aviation rentals and aviation sales to operators primarily in the northeast and midwest regions of the United States as well as Hawaii. The Infrastructure segment provides design and fiber optic services to utility customers in the midwest region of the United States. The Sand segment provides sand mining, processing and selling services for use in hydraulic fracturing. The Sand segment primarily services the Utica Shale and Montney Shale in British Columbia and Alberta, Canada. The Accommodations segment provides housing, kitchen and dining, and recreational service facilities for oilfield workers located in remote areas away from readily available lodging in northern Alberta, Canada. The Drilling segment provides directional drilling services primarily in the Anadarko and Permian Basins.

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

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2026. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2026	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$12,935	$269	$3,864	$3,541	$1,421	$22,030
Intersegment revenue	32	—	—	—	—	32
	12,967	269	3,864	3,541	1,421	22,062
Reconciliation of Revenue
Other(b)						48
Eliminations(a)						(80)
Total consolidated revenue						$22,030

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	8,060	511	4,455	2,138	1,192
Selling, general and administrative, exclusive of stock based compensation	1,268	186	853	332	251
Segment Adjusted EBITDA	$3,639	$(428)	$(1,444)	$1,071	$(22)	$2,816

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$889
Depreciation, depletion, amortization and accretion						3,470
Gain on disposal of assets, net						(674)
Interest income, net						(514)
Unrealized gain on marketable securities, net						(7,103)
Other expense, net						609
Income from continuing operations before income taxes						$6,139

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$1,917	$712	$6,739	$2,081	$182	$11,631
Intersegment revenue	10	—	—	—	—	10
	1,927	712	6,739	2,081	182	11,641
Reconciliation of Revenue
Other(b)						—
Eliminations(a)						(10)
Total consolidated revenue						$11,631

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$1,418	$874	$5,476	$1,432	$396
Selling, general and administrative, exclusive of stock based compensation	368	122	1,430	389	210
Segment Adjusted EBITDA	$141	$(284)	$(167)	$260	$(424)	$(474)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$1,867
Depreciation, depletion, amortization and accretion						2,083
Gains on disposal of assets, net						(3,472)
Stock based compensation						211
Interest (income) expense and financing charges, net, inclusive of related parties						(85)
Other expense, net						333
Loss from continuing operations before income taxes						$(1,411)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of March 31, 2026:
Total assets for reportable segments	$83,649	$4,593	$67,776	$14,132	$2,722	$172,872
Other assets(a)						170,495
Total consolidated assets, excluding discontinued operations						$343,367

As of December 31, 2025:
Total assets for reportable segments	$75,004	$2,598	$68,028	$14,309	$1,859	$161,798
Other assets(a)						167,900
Total consolidated assets, excluding discontinued operations						$329,698

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents, marketable securities, restricted cash and other current assets.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
Subsequent to March 31, 2026, the Company entered into two operating leases for rail cars. These agreements provide for aggregate fixed lease payments totaling $2.1 million with lease terms of two years.
Subsequent to March 31, 2026, the Company committed to purchase $0.1 million and $0.4 million of capital expenditures for the Sand and Drilling segments, respectively. Additionally, the Company committed to purchase capital expenditures of $0.3 million and $9.5 million for the Infrastructure and Rentals segments, respectively.
Subsequent to March 31, 2026, the Company entered into multiple purchase agreements, including (i) a purchase agreement to purchase one aircraft engine for $5.9 million, (ii) a commercial collaboration agreement that included the purchase of two aircraft engines for $8.3 million, and (iii) an aircraft purchase agreement for $12.5 million. The airframe and landing gear for the aircraft was subsequently sold for $1.5 million and the net result of both transactions was the acquisition of three aircraft engines. In addition, the Company incurred capital expenditures across its segments, including $0.7 million in Sand, $0.4 million in Drilling, $0.4 million in Infrastructure, $7.3 million in Rentals, and $0.1 million in Accommodations.
Subsequent to March 31, 2026, the Company sold certain equipment related to non‑operating legacy services that are no longer active for gross proceeds of approximately $0.7 million.
On May 8, 2026, the Company entered into an agreement with Fifth Third Bank, which reduced the maximum availability from $50.0 million to $25.0 million. Pursuant to the agreement, the Company may, without obtaining lender consent, repurchase shares of its common stock. The agreement matures on May 8, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2026 and the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

To reflect how management evaluates the business after these divestitures, prior period segment information in our results of operations below has been recast to conform with our segment composition as of March 31, 2026. See Note 3. Discontinued Operations of the notes to our unaudited condensed consolidated financial statements for more information.

Overview of Our Industries

Aircraft Industry

The operating environment for the lease of aircraft and aircraft assets is currently favorable. Factors such as population growth as well as global economic health and development are positively influencing both passenger and freight demand. In addition, factors and trends including Original Equipment Manufacturer supply chain challenges and backlogs, the financing needs of airlines and the availability of maintenance facilities as well as repair timelines may increase the demand for our aircraft and aircraft equipment.

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

Demand for most of our oil and natural gas products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The levels of capital expenditures of our customers are driven by many factors, including the prices of oil and natural gas. The conflict in the Middle East, including attacks on regional energy infrastructure, has resulted in higher oil prices and the potential for multi-year LNG constraints. These factors have resulted in improved demand for our services, which we expect to continue through the remainder of 2026. Positive trends that may contribute to increased activity will come from LNG export capacity coming online and general electricity and power demand enhancements. We will be strategically positioned to capitalize on this anticipated demand if and when it ramps up.

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

Settlement Agreement with PREPA

Cobra and PREPA previously entered into two agreements to aid in the restoration and reconstruction of Puerto Rico’s power grid in response to damage caused by Hurricane Maria in 2017. Our work under each of the contracts with PREPA ended on March 31, 2019. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). Cobra pursued litigation in the Title III Court and other dispute resolution efforts seeking recovery of the amounts owed to Cobra by PREPA for restoration services in Puerto Rico, which proceedings are discussed in more detail in the Company’s prior reports filed with the SEC. On July 22, 2024, Cobra entered into the Settlement Agreement with PREPA. Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of March 31, 2026, PREPA owes Cobra $20.0 million, which is payable to Cobra within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC for more information regarding the Settlement Agreement.

First Quarter 2026 Financial Overview

•Revenue for the first quarter of 2026 increased by $10.4 million, or 90%, to $22.0 million from $11.6 million for the first quarter of 2025. The increase in total revenue is primarily attributable to an increase in rental and aviation sales, accommodation and drilling services revenue.

•Net income for the first quarter of 2026 was $5.2 million, or $0.11 per diluted share, as compared to net loss of $0.5 million, or $(0.01) per diluted share, for the first quarter of 2025.

•Adjusted EBITDA for the first quarter of 2026 was $1.9 million as compared to ($2.3) million for the first quarter of 2025. See “Non-GAAP Financial Measures” for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.

Future Results

We expect to generate positive adjusted EBITDA from continuing operations for the full year 2026.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Revenue:
Rental services and aviation sales	$12,967	$1,927
Infrastructure services	269	712
Natural sand proppant services	3,864	6,739
Accommodation services	3,541	2,081
Drilling services	1,421	182
Other services	48	—
Eliminations	(80)	(10)
Total revenue	22,030	11,631

Cost of revenue:
Rental services and aviation sales (exclusive of depreciation and amortization of $2,611 and $167 for the three months ended March 31, 2026 and 2025, respectively)	8,060	1,418
Infrastructure services (exclusive of depreciation and amortization of $56 and $53 for the three months ended March 31, 2026 and 2025, respectively)	511	874
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $429 and $877 for the three months ended March 31, 2026 and 2025, respectively)	4,455	5,476
Accommodation services (exclusive of depreciation and accretion of $288 and $259 for the three months ended March 31, 2026 and 2025, respectively)	2,138	1,432
Drilling services (exclusive of depreciation of $17 and $29 for the three months ended March 31, 2026 and 2025, respectively)	1,192	396
Other services (exclusive of depreciation of $69 and $698 for the three months ended March 31, 2026 and 2025, respectively)	231	481
Eliminations	(80)	(10)
Total cost of revenue	16,507	10,067
Selling, general and administrative	3,596	4,116
Depreciation, depletion, amortization and accretion	3,470	2,083
Gains on disposal of assets, net	(674)	(3,472)
Operating loss	(869)	(1,163)
Interest income, net, inclusive of related parties	514	85
Unrealized gain on marketable securities	7,103	—
Other expense, net	(609)	(333)
Income (loss) before income taxes	6,139	(1,411)
Provision for income taxes	1,455	838
Net income (loss) from continuing operations	4,684	(2,249)
Net income from discontinued operations, net of income taxes	503	1,712
Net income (loss)	$5,187	$(537)

    Revenue. Revenue for the three months ended March 31, 2026 increased $10.4 million, or 90%, to $22.0 million from $11.6 million for the three months ended March 31, 2025. The increase in total revenue is primarily attributable to increases in revenue for rental, accommodation and drilling services during the three months ended March 31, 2026, which was partially offset by a decrease in revenue for infrastructure services and natural sand proppant services. Revenue by segment was as follows:

    Rental Services and Aviation Sales. Rental services and aviation sales revenue increased $11.1 million, or 584%, to $13.0 million for the three months ended March 31, 2026 from $1.9 million for the three months ended March 31, 2025. The increase in our rental services and aviation sales revenue was primarily driven by a $10.0 million increase in aviation revenue, which was coupled with a 55% increase in equipment rental revenue. The increase in aviation revenue was a result of the sale of an auxiliary power unit for $6.5 million combined with increased utilization.

    Infrastructure Services. Infrastructure services revenue decreased $0.4 million, or 57%, to $0.3 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025. The decrease in revenue was primarily due to a decrease in fiber optic revenue related to decreased activity.

    Natural Sand Proppant Services. Natural sand proppant services revenue decreased $2.8 million, or 42%, to $3.9 million for the three months ended March 31, 2026 from $6.7 million for the three months ended March 31, 2025 primarily due to a 18% decrease in tons of sand sold from 189,020 tons for the three months ended March 31, 2025 to 155,597 tons for the three months ended March 31, 2026, combined with a 9% decline in the average price per ton of sand sold from $21.49 per ton during the three months ended March 31, 2025 to $19.49 per ton during the three months ended March 31, 2026. Average price per ton of sand sold decreased primarily due to a shift of grade mix. Additionally, the three months ended March 31, 2025 included shortfall revenue of $1.6 million compared to none for the three months ended March 31, 2026. The decrease in revenue also reflects $0.1 million of lower customer freight reimbursements.

Accommodation Services. Accommodation services revenue increased $1.4 million, or 67%, to $3.5 million for the three months ended March 31, 2026 from $2.1 million for the three months ended March 31, 2025 primarily due to an increase in utilization. On average, 275 rooms were utilized during the three months ended March 31, 2026 as compared to 179 for the three months ended March 31, 2025 for our accommodation services.

    Drilling Services. Drilling services revenue increased $1.2 million or 600% to $1.4 million for the three months ended March 31, 2026 from $0.2 million for the three months ended March 31, 2025 . The increase in our drilling services revenue was primarily attributable to increased utilization, which increased from 2% for the three months ended March 31, 2025 to 20% for the three months ended March 31, 2026, coupled with higher average day rates for our drilling services.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $6.4 million from $10.1 million, or 75% of total revenue, for the three months ended March 31, 2025 to $16.5 million, or 87% of total revenue, for the three months ended March 31, 2026. Cost of revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales cost of revenue, exclusive of depreciation and amortization, increased $6.7 million, or 479%, to $8.1 million for the three months ended March 31, 2026 from $1.4 million for the three months ended March 31, 2025, primarily due to the sale of an auxiliary power unit with a cost basis of $5.8 million, an increase in utilization, and the expansion of our aviation equipment offerings. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $2.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, was 62% and 74%, respectively. The decrease as a percentage of revenue is primarily due to an increase in equipment utilization as well as higher margins associated with aviation rentals as compared to equipment rentals, resulting in improved absorption of fixed operating costs.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, decreased $0.4 million, or 44%, to $0.5 million for the three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million for the three months ended March 31, 2026 and 2025, was 167% and 129% for the three months ended March 31, 2026 and 2025, respectively. The increase as a percentage of revenue is primarily due to an increase in subcontractor expense.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, decreased $1.0 million, or 18%, to $4.5 million for the three months ended March 31, 2026 from $5.5 million for the three months ended March 31, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $0.4 million and $0.9 million for the three months ended March 31, 2026 and 2025, was 115% and 82% for the three months ended March 31, 2026 and 2025, respectively. The increase in cost as a percentage of revenue is primarily due to an 18% decrease in tons sold and a 9% decline in average sales price per ton.

    Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, increased $0.7 million, or 50%, to $2.1 million for the three months ended March 31, 2026 from $1.4 million for the three months ended March 31, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.3 million for the three months ended March 31, 2026 and 2025, was 60% and 67% for the three months ended March 31, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, resulting in a lower ratio of fixed costs to variable costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $0.8 million, or 200%, to $1.2 million for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of nominal amounts for the three months ended March 31, 2026 and 2025, was 86% and 200% for the three months ended March 31, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, resulting in a lower ratio of fixed costs to variable costs.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $0.3 million to $0.2 million for the three months ended March 31, 2026 from $0.5 million for the three months ended March 31, 2025. The decline is primarily due to decreased utilization, resulting in a higher proportion of fixed operating costs.

    Selling, General and Administrative. Selling, general and administrative, or SG&A, represent the costs associated with managing and supporting our operations. SG&A decreased $0.5 million to $3.6 million for the three months ended March 31, 2026 from $4.1 million for the three months ended March 31, 2025. The decrease is primarily due to a decrease in legal fees.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion totaled $3.5 million for the three months ended March 31, 2026 compared to $2.1 million for the three months ended March 31, 2025. The increase is primarily attributable to increased depreciation of property, plant and equipment resulting from aviation assets being placed into service.

Gains on Disposal of Assets, Net. Gains on the disposal of assets, net were $0.7 million compared to $3.5 million for the three months ended March 31, 2026 and 2025, respectively.

    Operating Loss. We reported operating loss of $0.9 million for the three months ended March 31, 2026 compared to operating loss of $1.2 million for the three months ended March 31, 2025. The decrease in operating loss is primarily due to an increase in activity for our rental, accommodation and drilling services.

    Interest Income, Net. Interest income, net of interest expense and financing charges was $0.5 million for the three months ended March 31, 2026 compared to $0.1 million for the three months ended March 31, 2025.

Unrealized Gain on Marketable Securities, Net. Unrealized gain on marketable securities, net was $7.1 million for the three months ended March 31, 2026 compared to zero for the three months ended March 31, 2025, as the Company did not hold marketable securities during the prior‑year period.

    Other Income (Expense), Net. Other income, net was $0.6 million for the three months ended March 31, 2026 compared to other expense, net of $0.3 million for the three months ended March 31, 2025.

    Provision for Income Taxes. We recorded income tax expense of $1.5 million on pre-tax income of $6.1 million for the three months ended March 31, 2026 compared to $0.8 million on pre-tax loss of $1.4 million for the three months ended March 31, 2025. Our effective tax rates were 23.7% and 59.4% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to interest and penalties recognized during the period.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $0.5 million during the three months ended March 31, 2026 compared to $1.7 million for the three months ended March 31, 2025.

See Note 3 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Non-GAAP Financial Measures

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA from continuing operations as net income (loss) from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, stock based compensation, interest income, net, inclusive of related parties, unrealized gain on marketable securities, net, other expense, net (which is comprised of interest on trade accounts receivable and certain legal expenses) and provision for income taxes, further adjusted to add back interest on trade accounts receivable. We exclude the items listed above from net income (loss) from continuing operations in arriving at Adjusted EBITDA from continuing operations because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA from continuing operations should not be considered as an alternative to, or more meaningful than, net income (loss) from continuing operations or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA from continuing operations are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are components of Adjusted EBITDA from continuing operations. Our computations of Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA from continuing operations is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

	Three Months Ended
	March 31,
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations:	2026	2025
Net income (loss) from continuing operations	$4,684	$(2,249)
Depreciation, depletion, amortization and accretion	3,470	2,083
Gains on disposal of assets, net	(674)	(3,472)
Stock based compensation	—	211
Interest income, net, inclusive of related parties	(514)	(85)
Unrealized gain on marketable securities, net	(7,103)	—
Other expense, net	609	333
Provision for income taxes	1,455	838
Adjusted EBITDA from continuing operations	$1,927	$(2,341)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$92,717	$101,987
Revolving credit facility borrowing base	50,000	50,000
Less letter of credit facilities (environmental remediation)	(2,573)	(2,573)
Less letter of credit facilities (insurance programs)	(2,400)	(2,400)
Net working capital (less cash, cash equivalents and restricted cash)(a)	4,698	(6,940)
Total	$142,442	$140,074
(a)Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of May 6, 2026, we had unrestricted cash on hand of $56.0 million, marketable securities of $32.6 million, no outstanding borrowings under our revolving credit facility and a borrowing base of $50.0 million, leaving an aggregate of $40.4 million of available borrowing capacity under this facility, after giving effect to $5.0 million of outstanding letters of credit. As of May 6, 2026, we had cash, cash equivalents and marketable securities of $88.6 million.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities from continuing operations	$(2,751)	$(466)
Net cash (used in) provided by operating activities from discontinued operations	(281)	3,177
Net cash (used in) provided by investing activities from continuing operations	(10,343)	3,230
Net cash provided by (used in) investing activities from discontinued operations	4,581	(6,223)
Net cash used in financing activities from continuing operations	(465)	(126)
Net cash used in financing activities from discontinued operations	—	(3,672)
Effect of foreign exchange rate on cash	(8)	5
Net decrease in cash, cash equivalents and restricted cash	$(9,267)	$(4,075)

Operating Activities from Continuing Operations

    Net cash used in operating activities from continuing operations was $2.8 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. The decrease in operating cash flows from continuing operations for the three months ended March 31, 2026 was primarily attributable to a decline in receipts on accounts receivable, which was partially offset by an increase in net income from continuing operations.

Operating Activities from Discontinued Operations

    Net cash used in operating activities from discontinued operations was $0.3 million for the three months ended March 31, 2026, compared to net cash provided by operating activities from discontinued operations of $3.2 million for the three months ended March 31, 2025. The decrease in operating cash flows from discontinued operations for the periods is primarily attributable to decreased receipt of outstanding receivables of the discontinued entities during the three months ended March 31, 2026.

Investing Activities from Continuing Operations

    Net cash used in investing activities from continuing operations was $10.3 million for the three months ended March 31, 2026, compared to net cash provided by investing activities from continuing operations of $3.2 million for the three months ended March 31, 2025. The increase in net cash used in investing activities from continuing operations for the periods is primarily due to an increase in purchases of property, plant and equipment and purchases of marketable securities for the three months ended March 31, 2026.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Rental services and aviation sales(a)	$9,335	$55
Infrastructure services(b)	1,935	202
Natural sand proppant services(c)	235	93
Accommodation services(c)	201	15
Drilling services(c)	—	97
Total purchases of property, plant and equipment	$11,706	$462
(a)     Capital expenditures primarily for expansion of our aviation rental fleet for the three months ended March 31, 2026 and equipment rental purchases for the three months ended March 31, 2025.
(b)     Capital expenditures primarily for equipment for our fiber optic fleets for the periods presented.
(c)    Capital expenditures primarily for equipment for the periods presented.

Investing Activities from Discontinued Operations

    Net cash provided by investing activities from discontinued operations was $4.6 million for the three months ended March 31, 2026, compared to net cash used in investing activities from discontinued operations of $6.2 million for the three months ended March 31, 2025. The increase in net cash provided by investing activities from discontinued operations for the periods is primarily due to the sale of pressure pumping land and building during the three months ended March 31, 2026.

Financing Activities from Continuing Operations

    Net cash used in financing activities from continuing operations was $0.5 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. The increase in net cash used in financing activities from continuing operations for the periods is primarily due to common stock repurchase and retirement, which was partially offset by a decrease in principal payments on financing leases and equipment notes for the three months ended March 31, 2026.

Financing Activities from Discontinued Operations

    Net cash used in financing activities from discontinued operations was $3.7 million for the three months ended March 31, 2025. Net cash used in financing activities from discontinued operations for the periods is primarily attributable to payments on sale leaseback transactions and principal payments on financing leases for the three months ended March 31, 2025.

Effect of Foreign Exchange Rate on Cash

    The effect of foreign exchange rate on cash was a nominal amount for the three months ended March 31, 2026 and 2025, respectively. The change was driven primarily by a favorable (unfavorable) shift in the weakness (strength) of the Canadian dollar relative to the U.S. dollar for the cash held in Canadian accounts.

Net Working Capital

    Our net working capital totaled $109.5 million and $107.1 million at March 31, 2026 and December 31, 2025, respectively. Our unrestricted cash balances were $92.7 million and $102.0 million at March 31, 2026 and December 31, 2025, respectively.

Revolving Credit Facility

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

At March 31, 2026 and December 31, 2025, the financial covenant under the revolving credit facility was the fixed charge coverage ratio of 1.0 to 1.0 which applies only during the period from the date that excess availability under the revolving credit facility is less than the greater of (i) 10% of total availability under the revolving credit facility and (ii) $5 million until the date in which the excess availability is equal to the greater of (i) 10% of excess availability and (ii) $5 million for 30 consecutive days (such period, a “Financial Covenant Period”). A Financial Covenant Period was not in effect as of March 31, 2026 and the filing date of this Quarterly Report.

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

There were no financial covenants applicable under the revolving credit facility at March 31, 2026 and December 31, 2025.

As of May 6, 2026, our borrowing base was $50.0 million and we had no outstanding borrowings under our revolving credit facility, leaving an aggregate of $40.4 million of available borrowing capacity, after giving effect to $5.0 million of outstanding letters of credit and the requirement to maintain the reserves specified in the revolving credit facility out of the available borrowing capacity.

On May 8, 2026, the Company entered into an agreement with Fifth Third Bank, which reduced the maximum availability from $50.0 million to $25.0 million. Pursuant to the agreement, the Company may, without obtaining lender consent, repurchase shares of its common stock. The agreement matures on May 8, 2029.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the factors discussed below. Any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have repurchased and retired 187,668 shares of our common stock for approximately $0.4 million under the stock repurchase program during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, our capital expenditures from continuing operations totaled $11.7 million. During 2026, we currently estimate that our aggregate capital expenditures, excluding aviation, will be approximately $23.0 million, depending upon industry conditions and our financial results. These capital expenditures primarily relate to our equipment rental services. Additional growth in our infrastructure division is expected to be financed through leasing arrangements.

    In addition, while we regularly evaluate both aviation as well as acquisition opportunities, we do not have a specific acquisition budget for 2026 since the timing and size of aviation purchases or acquisitions cannot be accurately forecasted. We intend to continue to evaluate acquisition opportunities, including transactions involving entities controlled by Wexford. Our acquisitions may be undertaken with cash, our common stock or a combination of cash, common stock and/or other consideration. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital.

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

Interest Rate Risk

    We had a cash and cash equivalents balance of $92.7 million at March 31, 2026. Currently, we do not enter into derivative instruments to hedge our interest rate exposure. However, we may enter into these types of investments in the future.

Interest under our revolving credit facility equals the Tranche Rate (as defined in the revolving credit facility) plus an applicable margin, which can fluctuate based on multiple facts, including rates set by the U.S. Federal Reserve, the supply and demand for credit and general economic conditions, plus an applicable margin. At March 31, 2026, we had no outstanding borrowings under our revolving credit facility.

Marketable Securities Risk

As of March 31, 2026, the recorded fair value of our equity investments in publicly traded companies was $32.4 million. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. However, our holdings are concentrated in financially stable companies. Accordingly, we believe that a meaningful sensitivity analysis is not practicable.

Foreign Currency Risk

    Our remote accommodation services segment generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At March 31, 2026, we had $5.1 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in a nominal change to our income from continuing operations before income taxes at March 31, 2026. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

Specifically, we had receivables due from PREPA totaling $20.0 million at March 31, 2026. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. See Note 2. Basis of Presentation and Significant Accounting Policies—Accounts Receivable and —Concentrations of Credit Risk and Significant Customers and Note 18. Commitments and Contingencies—Litigation of the notes to our unaudited condensed consolidated financial statements for further information.

Seasonality

    We provide infrastructure services in the southwestern and midwestern portions of the United States. We provide natural sand proppant services primarily in the Utica and Montney shales. We provide drilling services primarily in the Permian Basin, Eagle Ford, Granite Wash, Cana Woodford and Cleveland sand resource plays located in the continental U.S. We provide remote accommodation services in the oil sands in Alberta, Canada. We serve these markets through our facilities and service centers that are strategically located to serve our customers in Ohio, Texas, Oklahoma, Wisconsin, Colorado, California and Alberta, Canada. A portion of our revenue is generated in Ohio, Wisconsin, Pennsylvania, West Virginia and Canada where weather conditions may be severe. As a result, our operations may be limited or disrupted, particularly during winter and spring months, in these geographic regions, which would have a material adverse effect on our financial condition and results of operations. Our operations in Oklahoma and Texas are generally not affected by seasonal weather conditions.

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

At March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that at March 31, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, our Company and operations continue to be subject to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 6, 2026. For a discussion of the trends and uncertainties impacting our business and risks associated with the Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased and retired by us during the three months ended March 31, 2026 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 – January 31, 2026	—	—	—	$ 55,000,000
February 1 – February 28, 2026	—	—	—	$ 55,000,000
March 1 – March 31, 2026	187,668	$ 2.14	187,668	$ 54,595,741
Total	187,668		187,668

(1)	Excludes excise tax on common stock repurchases and retirements, which is included as part of the cost basis of the shares acquired.
(2)	On August 10, 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to the lesser of $55 million or 10 million shares of its common stock. The repurchase program has no stated expiration date and may be suspended, modified, or discontinued at any time. All shares repurchased under the program are cancelled and retired.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the first quarter ended March 31, 2026.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Sublease Agreement, dated as of February 23, 2026, by and between Mammoth Energy Partners LLC and El Toro Resources, LLC.					X
10.2	Credit Agreement dated May 8, 2026, by and between Fifth Third Bank, National Association, and Mammoth Energy Services, Inc.					X
31.1	Certification of Chief Operating Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	May 11, 2026	By:	/s/ Bernard Lancaster
Bernard Lancaster
Chief Operating Officer and Principal Executive Officer

Date:	May 11, 2026	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer and Principal Financial Officer