Form 10-Q
period 2026-06-30
MAMMOTH ENERGY SERVICES, INC.
filed 2026-08-07
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 48,127,585 shares of common stock, $0.01 par value, outstanding.

MAMMOTH ENERGY SERVICES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, plans, objectives, strategies, future events, future revenues, future operations, capital expenditures, liquidity, acquisitions, business trends and other statements that are not historical facts. Forward-looking statements may be identified by words such as "may," "will," "could," "should," "expect," "anticipate," "plan," "intend," "believe," "estimate," "project," "forecast," "target," "continue," "potential," or similar expressions, and the negative thereof.

Forward-looking statements are based on current expectations, estimates and assumptions and are subject to risks and uncertainties, many of which are beyond management's control. As a result, actual outcomes and results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements contained in this report speak only as of the date of this report and are based on information available to us as of that date. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, and readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, among others:

•general economic, financial and industry conditions, including inflation, commodity price volatility and fluctuations in customer spending and capital expenditure activity;
•conditions in the energy, infrastructure, aviation, rental equipment and natural sand proppant markets that affect demand for our services and products;
•our ability to execute our business strategy, grow existing operations, integrate acquisitions and identify additional growth opportunities;
•the availability and cost of labor, equipment, materials, replacement parts and other operational resources;
•customer concentration, customer payment risks and our ability to collect outstanding receivables, including the timing and collectability of amounts owed by the Puerto Rico Electric Power Authority ("PREPA");
•governmental actions, regulations, permitting requirements, trade policies, tariffs and other legal or regulatory developments;
•litigation, claims, investigations and other contingent liabilities;
•weather events, natural disasters, acts of war, terrorism, civil unrest, cybersecurity incidents and other events beyond our control; and
•the other risks and uncertainties described under Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

i

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	June 30,	December 31,
	2026	2025
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$50,869	$101,987
Marketable securities	26,150	19,635
Restricted cash	11,914	12,085
Accounts receivable, net	39,402	28,934
Inventories	11,043	4,083
Current assets held for sale	2,227	4,287
Other current assets	3,066	4,619
Current assets of discontinued operations	1,334	1,518
Total current assets	146,005	177,148

Property, plant and equipment, net	149,909	106,097
Sand reserves, net	39,369	39,613
Operating lease right-of-use assets	3,518	2,591
Goodwill	1,462	—
Other non current assets	5,693	5,767
Noncurrent assets of discontinued operations	6	3,678
Total assets	$345,962	$334,894
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,557	$9,327
Accrued expenses and other current liabilities	19,875	18,336
Current operating lease liabilities	2,359	2,071
Income taxes payable	41,421	39,899
Current liabilities of discontinued operations	298	383
Total current liabilities	75,510	70,016

Deferred income tax liabilities	3,345	2,430
Long-term operating lease liabilities	1,617	1,375
Asset retirement obligations	2,777	2,759
Other long-term liabilities	324	26
Total liabilities	83,573	76,606

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,585 and 48,358,315 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	481	483
Additional paid-in capital	540,848	540,841
Accumulated deficit	(274,619)	(279,046)
Accumulated other comprehensive loss	(4,321)	(3,990)
Total equity	262,389	258,288
Total liabilities and equity	$345,962	$334,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	(in thousands, except per share amounts)
Services revenue	$15,882	$6,402	$27,052	$11,216
Services revenue - related parties	197	575	694	652
Product revenue	9,975	5,376	20,339	12,115
Total revenue	26,054	12,353	48,085	23,983

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $3,958, $6,999, $1,414 and $2,621 for the three and six months ended June 30, 2026 and 2025, respectively)	9,488	5,744	15,742	10,239
Services cost of revenue - related parties	—	96	—	192
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $676, $1,105, $1,413 and $2,289 for the three and six months ended June 30, 2026 and 2025, respectively)	9,713	5,263	19,966	10,738
Selling, general and administrative	4,232	4,958	7,828	9,074
Depreciation, depletion, amortization and accretion	4,634	2,827	8,104	4,910
Gains on disposal of assets, net	(4,641)	(1,077)	(5,316)	(4,549)
Impairment of long-lived assets	—	31,669	—	31,669
Total cost, expenses and gains, net	23,426	49,480	46,324	62,273
Operating income (loss)	2,628	(37,127)	1,761	(38,290)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	(784)	298	(270)	383
(Loss) gain on marketable securities, net	(1,116)	—	5,987	—
Other expense, net	(73)	(628)	(682)	(960)
Total other (expense) income, net	(1,973)	(330)	5,035	(577)
Net income (loss) from continuing operations before income taxes	655	(37,457)	6,796	(38,867)
Provision (benefit) for income taxes	1,853	(934)	3,309	(97)
Net (loss) income from continuing operations	(1,198)	(36,523)	3,487	(38,770)
Net income from discontinued operations, net of income taxes	438	45,371	940	47,081
Net (loss) income	$(760)	$8,848	$4,427	$8,311

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(213)	$478	$(331)	$497
Other comprehensive (loss) income	(213)	478	(331)	497
Comprehensive (loss) income	$(973)	$9,326	$4,096	$8,808

Net income (loss) per share from continuing operations, basic and diluted (Note 14)	$(0.02)	$(0.76)	$0.07	$(0.80)
Net income per share from discontinued operations, basic and diluted (Note 14)	0.01	0.94	0.02	0.98
Net (loss) income per share, basic and diluted (Note 14)	$(0.01)	$0.18	$0.09	$0.18
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,164	48,225	48,247	48,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at March 31, 2026	48,170	$481	$540,435	$(273,859)	$(4,108)	$262,949
Common stock repurchased and retired	(43)	—	(131)	—	—	(131)
Equity based compensation (Note 15)	—	—	544	—	—	544
Net loss	—	—	—	(760)	—	(760)
Other comprehensive loss	—	—	—	—	(213)	(213)
Balance at June 30, 2026	48,127	$481	$540,848	$(274,619)	$(4,321)	$262,389

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at March 31, 2025	48,127	$481	$540,642	$(284,180)	$(4,432)	$252,511
Stock based compensation	67	1	200	—	—	201
Net income	—	—	—	8,848	—	8,848
Other comprehensive income	—	—	—	—	478	478
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038

	Six Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2025	48,358	$483	$540,841	$(279,046)	$(3,990)	$258,288
Common stock repurchased and retired	(231)	(2)	(537)	—	—	(539)
Equity based compensation (Note 15)	—	—	544	—	—	544
Net income	—	—	—	4,427	—	4,427
Other comprehensive loss	—	—	—	—	(331)	(331)
Balance at June 30, 2026	48,127	$481	$540,848	$(274,619)	$(4,321)	$262,389

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	67	1	411	—	—	412
Net income	—	—	—	8,311	—	8,311
Other comprehensive income	—	—	—	—	497	497
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income	$4,427	$8,311
Less: Net income from discontinued operations, net of income taxes	940	47,081
Net income (loss) from continuing operations	3,487	(38,770)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Stock based compensation	—	412
Depreciation, depletion, amortization and accretion	8,104	4,910
Amortization of debt origination costs	1,432	354
Gains on disposal of assets, net	(5,316)	(4,549)
Gains from sale of aviation equipment	(700)	—
Gains from sales of equipment damaged or lost down-hole	(230)	—
Impairment of long-lived assets	—	31,669
Gain on marketable securities, net	(5,987)	—
Other	1,750	(1,839)
Changes in assets and liabilities:
Accounts receivable, net	(9,331)	(702)
Inventories	(6,960)	531
Other current assets	532	3,271
Accounts payable	187	(1,588)
Accrued expenses and other liabilities	1,273	(4,893)
Income taxes payable	1,535	3,440
Net cash used in operating activities from continuing operations	(10,224)	(7,754)
Net cash provided by (used in) operating activities from discontinued operations	200	(2,059)
Net cash used in operating activities	(10,024)	(9,813)

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,669)	(27,334)
Business acquisitions, net of cash transferred	(5,748)	—
Proceeds from disposal of property, plant and equipment	8,383	4,942
Proceeds from sale of aviation equipment	8,500	—
Purchases of marketable securities	(7,929)	—
Distributions received from publicly traded limited partnerships	665	—
Proceeds from sale of marketable securities	6,736	—
Net cash used in investing activities from continuing operations	(45,062)	(22,392)
Net cash provided by investing activities from discontinued operations	4,581	111,258
Net cash (used in) provided by investing activities	(40,481)	88,866

Cash flows from financing activities:
Principal payments on finance leases and equipment financing notes	(136)	(253)
Common stock repurchased and retired	(534)	—
Net cash used in financing activities from continuing operations	(670)	(253)
Net cash used in financing activities from discontinued operations	—	(3,848)
Net cash used in financing activities	(670)	(4,101)
Effect of foreign exchange rate on cash	(111)	113
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,286)	75,065
Cash, cash equivalents and restricted cash at beginning of period	114,124	82,326
Cash, cash equivalents and restricted cash at end of period	62,838	157,391
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	55	88
Cash, cash equivalents and restricted cash of continuing operations	$62,783	$157,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information for continuing operations:
Cash paid for interest	$96	$381
Cash paid for income taxes, net of refunds received	$819	$395
Supplemental disclosure of non-cash transactions for continuing operations:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,086	$151
Right-of-use assets obtained for finance lease liabilities	$395	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc. (“Mammoth” or the “Company”), together with its subsidiaries, is an integrated, growth-oriented company focused on providing products and services to our customers primarily in the oil and natural gas, aviation and utility infrastructure industries in North America. Mammoth’s suite of services includes rental services and aviation sales, infrastructure services, natural sand proppant services, accommodation services and drilling services. The Company’s rental services and aviation sales include a wide range of equipment used in oilfield, construction and aviation activities. The Company’s infrastructure services include providing fiber optic services to the utility infrastructure industry. The Company’s natural sand proppant services include mining, processing and selling natural sand proppant used for hydraulic fracturing. The Company’s accommodation services include housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. The Company’s drilling services include providing directional drilling to oilfield operators. The Company was incorporated in Delaware in June 2016.

On April 11, 2025, the Company completed a transaction to sell a portion of its infrastructure services entities, including its distribution, transmission and substation operations, for aggregate proceeds of $108.7 million. Subsequently, on June 16, 2025, the Company sold all of the equipment previously used in its hydraulic fracturing services for $15.0 million. In addition, on December 2, 2025, the Company completed a transaction to sell its engineering business for $30.0 million. These transactions reflect a strategic shift in the Company’s business. Results of operations, financial position and cash flows for these services are reported as discontinued operations for all periods presented and discussed in this report. Refer to Note 4 for further information.

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

Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 4 for further information.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at June 30, 2026 and December 31, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 4.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$50,869	$101,987
Restricted cash	11,914	12,085
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$62,783	$114,072

Marketable Securities
The Company considers all of its marketable publicly held securities as available for use in current operations, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Equity securities are measured at fair value, with changes in fair value recognized within “(Loss) gain on marketable securities, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Realized gains and losses on securities sold are determined using the specific identification method and are measured based on the last reported carrying value of the securities immediately preceding the date of sale. The following table presents the components of “(Loss) gain on marketable securities, net”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) gain recognized on marketable securities, net	$(1,116)	$—	$5,987	$—
Less: net gain recognized on marketable securities sold during the period	75	—	75	—
Unrealized (loss) gain recognized on marketable securities still held at the reporting date	$(1,191)	$—	$5,912	$—

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following is a rollforward of the changes in our allowance for expected credit losses for the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$170,937
Change in provision for expected credit losses before recoveries	—
Recoveries of receivables previously charged to credit loss expense	(4)
Write-offs charged against the provision	—
Balance at June 30, 2026	$170,933

The Company has made specific reserves consistent with Company policy which resulted in additions to the allowance for expected credit losses totaling $0.1 million for the six months ended June 30, 2025. There were no additions to the allowance for expected credit losses for the six months ended June 30, 2026. These additions were charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the factors described above.

Substantially all of the allowance for expected credit losses relates to the receivable from the Puerto Rico Electric Power Authority (“PREPA”). Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC for more information regarding the Settlement Agreement.

PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of June 30, 2026, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

The Settlement Agreement will not be fully performed until PREPA remits the remaining $20.0 million payment.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits, marketable securities and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable, net balances at June 30, 2026 and December 31, 2025 and percentages of total revenue derived for the three and six months ended June 30, 2026 and 2025:

	REVENUE				ACCOUNTS RECEIVABLE, NET
	Three Months Ended June 30,		Six Months Ended June 30,		At June 30,	At December 31,
	2026	2025	2026	2025	2026	2025
Customer A(a)	18%	9%	12%	5%	1%	—%
Customer B(b)	11%	3%	9%	1%	6%	1%
Customer C(c)	6%	1%	19%	—%	3%	—%
Customer D(c)	8%	13%	6%	12%	6%	2%
Customer E(a)	3%	26%	6%	25%	2%	4%
Customer F(d)	—%	11%	—%	9%	5%	6%
Customer G(e)	—%	—%	—%	—%	51%	69%
(a)Revenue and the related accounts receivable balances earned from Customer A and E were derived from the Company’s natural sand proppant services segment.
(b)Revenue and the related accounts receivable balances earned from Customer B were derived from the Company’s drilling services segment.
(c)Revenue and the related accounts receivable balances earned from Customer C and D were derived from the Company’s rental services segment.
(d)Revenue and the related accounts receivable balances earned from Customer F were derived from the Company’s infrastructure services segment.
(e)The accounts receivable balance with Customer G was derived from the Company’s other services.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

There were no transfers into, or out of, the three levels of fair value hierarchy for the three and six months ended June 30, 2026 and 2025.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable as well as financing and operating lease liabilities and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on June 30, 2026 and December 31, 2025 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease liabilities and financed insurance premium obligations approximated fair value on June 30, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.

Recurring Measurements

The fair value of the Company’s cash equivalents and marketable securities are measured on a recurring basis are carried at estimated fair value. Cash equivalents consist of money market accounts and U.S. treasury bills which the Company has classified as Level 1 given the active market for these assets. Marketable securities are presented and are also classified as Level 1 due to their quoted prices in active markets. At June 30, 2026 and December 31, 2025, the Company had cash equivalents and marketable securities measured at fair value of $70.5 million and $113.6 million, respectively.

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

As discussed in Note 7, the Company changed the classification of its drilling rig assets from held for use to held for sale at March 31, 2025, which required the Company to estimate the fair value of such assets. Cash flow models or market appraisals used to determine such fair value may be based on inputs that are classified within Level 3. The Company determined that the fair value of its drilling rig assets exceeds the carrying value and, therefore, no impairment was recognized.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Acquisitions
Acquisition of Mission Construction and BERE Rentals
On June 12, 2026, we acquired all of the outstanding equity interests in Mission Construction LLC (“Mission Construction”), and BERE Rentals LLC (“BERE Rentals”) pursuant to equity purchase agreements with unrelated third-party sellers for aggregate consideration of $6.5 million, funded with cash on hand, including a holdback payable of $0.7 million due within one year of closing and subject to reduction for valid indemnification claims arising from customary representations, warranties and covenants. Both Mission Construction and BERE Rentals provide fiber optic services to utility customers in the midwestern region of the United States. The acquisitions were accounted for as business combinations under ASC 805, Business Combinations, with the results of Mission Construction and BERE Rentals included in the Infrastructure Services segment of our consolidated financial statements from the acquisition date. The acquisitions were undertaken to expand our presence in the fiber optic services market, broaden our services to utility customers, and strengthen our position in the region.
The following table summarizes the fair value of Mission Construction and BERE Rentals as of June 12, 2026:

	Mission Construction	BERE Rentals	Total
Cash and cash equivalents	$43	$59	102
Accounts receivable, net	795	364	1,159
Other current assets	—	1	1
Property, plant and equipment	1,454	1,396	2,850
Identifiable intangible assets - customer relationships	295	1,087	1,382
Identifiable intangible assets - trade names	70	161	231
Goodwill	986	476	1,462
Total assets acquired	$3,643	$3,544	$7,187

Accounts payable and accrued liabilities	$351	$26	$377
Other current liabilities	192	119	311
Total liabilities assumed	$543	$145	$688
Net assets acquired	$3,100	$3,399	$6,499

The purchase price allocation presented above is preliminary and subject to change as additional information becomes available regarding the fair values of assets acquired and liabilities assumed during the measurement period. The acquired customer relationship and trade name intangible assets each have an estimated useful life of seven years.

4.    Discontinued Operations
T&D Transaction
On April 11, 2025, Lion Power Services LLC (“Lion”), a subsidiary of the Company, entered into an Equity Interest Purchase Agreement (the “T&D Agreement”), as the seller, with Peak Utility Services Group, Inc. (“Peak”), as the buyer, pursuant to which Lion sold all equity interests in its wholly-owned subsidiaries 5 Star Electric, LLC (“5 Star”), Higher Power Electrical, LLC (“Higher Power”) and Python Equipment LLC (“Python”) (the “T&D Transaction”). These subsidiaries provided transmission, distribution and substation services and were previously included in the Company’s Infrastructure segment, as defined in Note 19. The T&D Transaction was completed simultaneously with the signing of the T&D Agreement on April 11, 2025. The aggregate sales price in connection with the T&D Transaction was approximately $108.7 million. Of the $108.7 million, $98.3 million was paid to Lion and the remaining $10.4 million was deposited into an escrow account, pursuant to the terms of the T&D Agreement. Of the $10.4 million deposited into an escrow account, $0.8 million has been received, leaving $9.6 million left in the restricted cash balance. The T&D Agreement includes customary representations, warranties and covenants by the parties. In addition, the T&D Agreement provides for customary indemnification rights with respect to a breach of a representation, warranty or covenant by either party, subject to customary thresholds and caps on liability.

Pressure Pumping Transaction
On June 16, 2025, Stingray Pressure Pumping LLC (“Stingray”) and Mammoth Equipment Leasing LLC (“Mammoth

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Engineering Transaction
On December 2, 2025, Mammoth Energy Partners LLC ("MEP"), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Agreement”), as the seller, with Qualus, LLC (“Qualus”), as the buyer, and Aquawolf LLC ("Aquawolf"), MEP's wholly-owned subsidiary and the subject of the sale, as a party to the Agreement. Pursuant to the Agreement, MEP sold all equity interests in Aquawolf, which was included in the Company’s Infrastructure segment, to Qualus for $30.0 million (the “Engineering Transaction” and collectively with the Pressure Pumping Transaction and T&D Transaction, the “Transactions”)). The Engineering Transaction was completed simultaneously with the signing of the Agreement on December 2, 2025. The aggregate sales price in connection with the Transaction was approximately $30.0 million. Of the $30.0 million, $23.5 million was paid to MEP and $2.5 million was deposited into an escrow account, pursuant to the terms of the Agreement. Of the $2.5 million deposited into an escrow account, $0.2 million has been received, leaving $2.3 million left in the restricted cash balance. The Agreement includes customary representations, warranties and covenants by the parties. In addition, the Agreement provides for customary indemnification rights with respect to a breach of a representation, warranty or covenant by either party, subject to customary thresholds and caps on liability.

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$—	$55	$50	$—	$—
Accounts receivable, net	—	—	1,003	1,036	—	—
Inventories	—	—	264	264	—	—
Other current assets	—	—	12	168	—	—
Total current assets of discontinued operations	—	—	1,334	1,518	—	—

Property, plant and equipment, net	—	—	6	3,678	—	—
Total noncurrent assets of discontinued operations	—	—	6	3,678	—	—

Total assets of discontinued operations	$—	$—	$1,340	$5,196	$—	$—

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$—	$—	$76	$41	$—	$—
Accrued expenses and other current liabilities	—	—	222	342	—	—
Total current liabilities of discontinued operations	—	—	298	383	—	—

Total liabilities of discontinued operations	$—	$—	$298	$383	$—	$—

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major components from discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025

Services revenue	$—	$3,502	$—	$20,887	$—	$4,055

COST, EXPENSES AND GAINS
Cost of revenue	(15)	3,831	(488)	20,660	—	2,942
Selling, general and administrative	25	374	7	666	—	382
Depreciation and amortization	—	96	—	2,614	—	6
Gains on disposal of assets, net	—	146	—	(256)	—	—
Impairment of goodwill	—	—	—	9,214	—	—
Total cost, expenses and gains, net	10	4,447	(481)	32,898	—	3,330
Operating (loss) income	(10)	(945)	481	(12,011)	—	725

OTHER (INCOME) EXPENSE
Interest expense (income), net	—	3	6	(368)	—	(107)
Other (income) expense, net	—	(127)	—	2	—	1
(Gain) loss on divestiture	—	(83,747)	—	24,974	27	—
Total other expense (income), net	—	(83,871)	6	24,608	27	(106)
(Loss) income before income taxes	(10)	82,926	475	(36,619)	(27)	831
Provision (benefit) for income taxes	—	3,028	—	(1,262)	—	1
Net (loss) income from discontinued operations, net of income taxes	$(10)	$79,898	$475	$(35,357)	$(27)	$830

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025

Services revenue	$—	$29,553	$—	$41,709	$—	$8,018

COST, EXPENSES AND GAINS
Cost of revenue	(14)	25,378	(299)	39,507	—	5,874
Selling, general and administrative	77	1,846	70	1,242	—	759
Depreciation and amortization	—	957	3	5,704	—	13
Gains on disposal of assets, net	—	(20)	(855)	(637)	—	—
Impairment of goodwill	—	—	—	9,214	—	—
Total cost, expenses and gains, net	63	28,161	(1,081)	55,030	—	6,646
Operating (loss) income	(63)	1,392	1,081	(13,321)	—	1,372

OTHER (INCOME) EXPENSE
Interest expense (income), net	—	59	50	(465)	—	(130)
Other (income) expense, net	—	(122)	1	3	—	1
(Gain) loss on divestiture	—	(83,747)	—	24,974	27	—
Total other expense (income), net	—	(83,810)	51	24,512	27	(129)
(Loss) income before income taxes	(63)	85,202	1,030	(37,833)	(27)	1,501
Provision (benefit) for income taxes	—	3,050	—	(1,262)	—	1
Net (loss) income from discontinued operations, net of income taxes	$(63)	$82,152	$1,030	$(36,571)	$(27)	$1,500

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.     Revenue from Contracts with Customers
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

Rental, Accommodation and Drilling Services
Rental services, accommodation services and drilling services are generally provided pursuant to purchase orders, master service agreements, customer contracts or on a spot market basis. Services are typically billed on a day rate, hourly, contract or utilization basis. Performance obligations for these services are satisfied over time and revenue is recognized as services are performed using an appropriate measure of output. Contract durations are generally short-term in nature and may range from a single day to several months.

In addition, the Company generates revenue from aviation leasing and aviation sales. Revenue from aviation leases is recognized in accordance with the contractual terms. Revenue from aviation equipment sales is recognized at the point in time when control of the equipment transfers to the customer, generally upon delivery. Revenue from aviation leasing and other rental services is included in “services revenue”, while revenue from aviation sales is included in “product revenue” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The cost of aviation equipment sold is included in “product cost of revenue”. The proceeds from sale of aviation equipment are included in investing activities in the unaudited condensed consolidated statements of cash flows.

Infrastructure Services
Infrastructure services are typically provided pursuant to master service agreements, repair and maintenance contracts or fixed price and non-fixed price installation contracts. Pricing under these contracts may be unit priced, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis). Generally, the Company accounts for infrastructure services as a single performance obligation satisfied over time. In certain circumstances, the Company supplies materials that are utilized during the jobs as part of the agreement with the customer. The Company accounts for these infrastructure agreements as multiple performance obligations satisfied over time. Revenue is recognized over time as work progresses based on progress toward completion utilizing an appropriate measure of output. Under certain customer contracts in our infrastructure services segment, the Company warranties equipment and labor performed for a specified period following substantial completion of the work.

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three and six months ended June 30, 2026. The Company recognized shortfall revenue totaling $1.6 million during the six months ended June 30, 2025.

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

Contract Balances
Following is a rollforward of the Company’s contract liabilities, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets (in thousands):

Balance at December 31, 2025	$1,357
Revenue recognized from beginning contract liability balance	(111)
Increase for deferral of customer prepayments	2,336
Balance at June 30, 2026	$3,582

The Company did not have any contract assets at June 30, 2026 and December 31, 2025.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was immaterial for the three and six months ended June 30, 2026 and 2025. At June 30, 2026, the Company had unsatisfied performance obligations totaling $2.9 million, which will be recognized over the next 7 months.

6.    Inventories
Inventories consist of raw sand, processed sand and parts available for sale and supplies used in performing services, as well as aviation equipment being repaired for their intended use. Inventory is stated at the lower of cost or net realizable value on an average cost basis. The Company assesses the valuation of its inventories based upon specific usage, future utility, obsolescence and other factors. A summary of the Company’s inventories is shown below (in thousands):

	June 30,	December 31,
	2026	2025
Supplies	$1,365	$1,913
Work in process	9,543	1,482
Finished goods	135	688
Total inventories	$11,043	$4,083

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Property, Plant and Equipment, net and Assets Held for Sale
Property, plant and equipment, net includes the following (in thousands):

		June 30,	December 31,
	Useful Life	2026	2025
Aviation equipment(a)	3-10 years	$75,509	$43,498
Machinery and equipment	7-20 years	70,307	53,774
Buildings and leasehold improvements	15-39 years	29,806	30,100
Drilling rigs and directional drilling equipment	3-15 years	12,758	13,062
Rail improvements	10-20 years	11,759	11,759
Vehicles, trucks and trailers	5-10 years	11,372	13,044
Land	N/A	6,025	6,025
Other property, plant and equipment	3-15 years	6,412	6,721
		223,948	177,983
Equipment not yet placed in service		27,811	25,970
		251,759	203,953
Less: Accumulated depreciation(b)		101,850	97,856
Total property, plant and equipment, net		$149,909	$106,097
(a)    This equipment relates to assets leased and available to be leased to customers under operating leases.
(b)    Includes accumulated depreciation of $10.6 million and $5.7 million at June 30, 2026 and December 31, 2025, respectively, related to assets under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation	$4,352	$2,233	$7,783	$4,269
Amortization	14	14	28	27
Depletion and accretion	268	580	293	614
Depreciation, depletion, amortization and accretion	$4,634	$2,827	$8,104	$4,910

Assets Held for Sale
The Company’s assets held for sale consist solely of its contract drilling assets, which were classified as held for sale during the first quarter of 2025 pursuant to a plan to divest these assets. The Company continues to actively market the assets at a price that is reasonable in relation to their current fair value and remains committed to its plan of sale. At June 30, 2026 and December 31, 2025, assets held for sale totaled $2.2 million and $4.3 million and were recorded in “current assets held for sale” on the unaudited condensed consolidated balance sheets. These assets are measured at the lower of their carrying amount or fair value less costs to sell, and no impairment was recognized during the three and six months ended June 30, 2026.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.9 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method income (loss) to its investment of $0.2 million and ($0.3) million for the three and six months ended June 30, 2026, respectively, and equity method income of $0.4 million and $0.3 million for the three and six months ended June 30, 2025, respectively, which is included in “other income (expense), net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The investment in Brim Acquisitions is included in the Company’s Rentals segment, as defined in Note 19. The Company made additional equity contributions of $0.4 million during the year ended December 31, 2025 and no contributions were made during the six months ended June 30, 2026.

9.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2026	2025
State and local taxes payable	$12,567	$12,332
Deferred revenue	3,582	1,357
Financed insurance premiums(a)	601	1,936
Accrued compensation and benefits	598	821
Insurance reserves	563	1,166
Other	1,964	724
Total accrued expenses and other current liabilities	$19,875	$18,336
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At June 30, 2026 the applicable interest rate associated with financed insurance premiums was 5.49%. At December 31, 2025, the applicable interest rate associated with financed insurance premiums ranged from 5.49% to 6.49%.

10.    Debt
Revolving Credit Facility

On May 8, 2026, the Company entered into a new $25.0 million revolving credit agreement with Fifth Third Bank, National Association (the “new revolving credit facility”) and terminated its prior revolving credit facility, dated October 16, 2023, as amended (the “prior revolving credit facility”). The new revolving credit facility matures on May 8, 2029 and may be increased to up to $50.0 million at the Company’s request, subject to the lender’s sole discretion. Borrowings bear interest at one-month Term SOFR plus 1.50% per annum, and the Company pays a 0.20% per annum fee on the unused commitments. The facility is secured by a first-priority lien on cash and investment securities held in a collateral account maintained with the lender, the value of which, after applying specified advance rates, must equal at least 100% of outstanding borrowings and letter of credit obligations. The new revolving credit facility is not guaranteed by the Company’s subsidiaries and does not contain a financial maintenance covenant based on the Company’s operating results or any restriction on the payment of dividends or the repurchase of the Company’s common stock. In connection with the termination of the prior revolving credit facility, the Company wrote off $1.2 million of unamortized debt issuance costs during the three months ended June 30, 2026.

At June 30, 2026, the new revolving credit facility was undrawn and there was $20.0 million of borrowing capacity under the facility, after giving effect to $5.0 million of outstanding letters of credit deemed issued thereunder. At December 31, 2025, the prior revolving credit facility was undrawn and there was $36.7 million of borrowing capacity under that facility, after giving effect to $5.0 million of outstanding letters of credit. The Company was in compliance with all covenants under the new revolving credit facility at June 30, 2026.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at June 30, 2026.

12.    Income Taxes
The Company recorded income tax expense from continuing operations of $3.3 million for the six months ended June 30, 2026 compared to income tax benefit of $0.1 million for the six months ended June 30, 2025. The Company’s effective tax rates were 48.7% and 0.2% for the six months ended June 30, 2026 and 2025, respectively.

The effective tax rate for the six months ended June 30, 2026 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period. The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The legislation made several changes to U.S. federal income tax law, including provisions allowing 100% bonus depreciation for certain qualifying depreciable property acquired and placed in service after January 19, 2025, and changes to the business interest expense limitation under Section 163(j) for tax years beginning after December 31, 2024. The Company considered the impact of these provisions to estimate its income tax provision for the six months ended June 30, 2026, including the expected impact on future cash taxes.

13.    Leases
Lessee Accounting

The Company recognizes a lease liability equal to the present value of the lease payments and an operating lease right-of-use asset representing its right to use the underlying asset for the lease term for all leases with a term in excess of 12 months. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize lease assets and liabilities and recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

The Company’s operating leases are primarily for rail cars, real estate, and equipment and its finance leases are primarily for vehicles and equipment. Generally, the Company does not include renewal or termination options in its assessment of the leases unless extension or termination of certain assets is deemed to be reasonably certain. The accounting for some of the Company’s leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options. Lease agreements that contain a lease and non-lease component are generally accounted for as a single lease component.

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

Lease expense consisted of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$564	$1,256	$1,187	$2,656
Short-term lease expense	198	—	420	—
Finance lease expense:
Amortization of right-of-use assets	19	35	25	70
Interest on lease liabilities	7	4	8	9
Total lease expense	$788	$1,295	$1,640	$2,735

Right-of-use assets and liabilities related to finance leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Property, plant and equipment, net	$473	$102
Accrued expenses and other current liabilities	109	49
Other liabilities	324	26

Other supplemental information related to leases for the three and six months ended June 30, 2026 and 2025 and at June 30, 2026 and December 31, 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$729	$1,254	$1,584	$2,670
Operating cash flows from finance leases	7	4	8	9
Financing cash flows from finance leases	23	70	33	138
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,949	$2,231	$1,973	$2,492
Finance leases	420	—	395	—

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases	3.3 years	3.5 years
Finance leases	2.5 years	1.5 years
Weighted-average discount rate:
Operating leases	9.4%	9.8%
Finance leases	8.8%	10.1%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities at June 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$1,450	$71
2027	2,036	146
2028	546	88
2029	52	196
2030	52	—
Thereafter	537	—
Total lease payments	4,673	501
Less: Present value discount	697	68
Present value of lease payments	$3,976	$433

Lessor Accounting

Certain rental and accommodation service arrangements contain lease components under ASC 842. The Company has elected the practical expedient to combine the lease and non-lease components when permitted. Revenue from these arrangements is generally recognized over time based on the contractual rental period. The Company recognized lease revenue of $5.0 million and $8.9 million during the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.2 million during the three and six months ended June 30, 2025, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Maturities of lease payments for the Company’s outstanding long-term leases at June 30, 2026 are as follows (in thousands):

Remainder of 2026	$6,270
2027	7,998
2028	6,212
2029	2,638
2030	1,315
Thereafter	140
Total lease payments	$24,573

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net earnings per share are presented in the table below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted earnings per share:
Net (loss) income from continuing operations	$(1,198)	$(36,523)	$3,487	$(38,770)
Net income from discontinued operations, net of income taxes	438	45,371	940	47,081
Net (loss) income	$(760)	$8,848	$4,427	$8,311

Weighted average common shares outstanding(a)	48,164	48,225	48,247	48,188

Basic and diluted (loss) earnings per share from continuing operations	$(0.02)	$(0.76)	$0.07	$(0.80)
Basic and diluted earnings per share from discontinued operations	0.01	0.94	0.02	0.98
Basic and diluted (loss) earnings per share	$(0.01)	$0.18	$0.09	$0.18
(a)    Excludes 94 and 93 shares for the three and six months ended June 30, 2025 of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

15.    Equity Based Compensation
During June 2026, all outstanding Specified Member and Non-Employee Member awards were settled through the transfer of shares of Mammoth common stock by the majority equity holder of MEH Sub. As a result, all rights under the awards were cancelled and extinguished. The Company recognized equity based compensation expense of approximately $0.5 million during the three and six months ended June 30, 2026, with a corresponding capital contribution recorded in equity. No unrecognized compensation cost remained as of June 30, 2026.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 1.9 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan at June 30, 2026.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. At June 30, 2026, there was no unrecognized compensation cost. No shares vested during the three and six months ended June 30, 2026. The total fair value of shares vested was $0.5 million and $0.6 million during the three and six months ended June 30, 2025, respectively. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC, Caliber Investment Group LLC, Grizzly Oil Sands ULC, Brim Equipment and Executive Express Aviation LLC. The Company provides accommodations services to Grizzly Oil Sands ULC and engages in aircraft leasing arrangements with Brim Equipment. Revenue from related party transactions was $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $0.7 million for the three and six months ended June 30, 2025, respectively. Costs incurred from related party transactions was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. At June 30, 2026 and December 31, 2025, accounts receivable from related party transactions was $0.4 million and $0.4 million, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There were no accounts payable for related party transactions at June 30, 2026 and December 31, 2025.

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

On February 23, 2026, Mammoth Energy Partners LLC, a subsidiary of the Company, entered into a sublease agreement with El Toro Resources LLC, an entity controlled by Wexford and a related party of the Company. The agreement was subject to approval by Mammoth Energy Partners LLC's landlord, which approval was obtained on March 16, 2026. The sublease relates to office space located at 14201 Caliber Drive, Suite 200, Oklahoma City, Oklahoma. The sublease began on June 1, 2026 and extends through May 31, 2027, with an option to extend through April 30, 2028. The aggregate minimum lease payments under the agreement are approximately $0.2 million.

On June 2, 2026, and July 28, 2026, Cobra Aviation, a subsidiary of the Company, entered into separate aircraft lease agreements with Executive Express Aviation LLC, an entity controlled by Wexford and a related party of the Company. The first lease relates to a Pilatus Model PC12/45 aircraft, while the second lease relates to a Raytheon Aircraft Company Model 1900D aircraft. Both leases are expected to commence on August 31, 2026 and extend through August 31, 2029. The aggregate minimum lease payments under the Pilatus and Raytheon leases are approximately $1.1 million and $1.3 million, respectively.

18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under these obligations in effect at June 30, 2026 were approximately $6.2 million.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by cash and investment securities held in a collateral account maintained with the lender, totaling $5.0 million at June 30, 2026 and December 31, 2025.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. At June 30, 2026 and December 31, 2025, there was no deductible for the workers’ compensation policy. At June 30, 2026 and December 31, 2025, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.1 million.

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

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At June 30, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $0.6 million and

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$1.2 million, respectively. Of this amount, $0.3 million and $0.4 million at June 30, 2026 and December 31, 2025, respectively, relate to continuing operations.

The Company also has insurance coverage for directors and officers liability. As of June 30, 2026 and December 31, 2025, the directors and officers liability policy had a deductible per occurrence of $1.5 million and an aggregate deductible of $10.0 million. As of June 30, 2026 and December 31, 2025, the Company did not have any accrued claims for directors and officers liability.

Effective January 1,  2026, the Company transitioned to a fully insured employee health insurance plan. Through December 31, 2025, the Company self-insured its employee health insurance. At June 30, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $0.3 million and $0.9 million, respectively. Of these amounts, $0.3 million at June 30, 2026 and December 31, 2025, respectively, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At June 30, 2026 and December 31, 2025, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

Litigation

PREPA
Foreman Electric Services, Inc. (“Foreman”) and related parties asserted claims against Mammoth and Cobra arising from Puerto Rico restoration work performed by Cobra. As discussed in Note 2, PREPA owes Cobra $20.0 million as of June 30, 2026 pursuant to the Settlement Agreement entered into in July 2024. Payment is due following the effective date of PREPA's plan of adjustment.

Other Litigation
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

Cobra has been named in 15 lawsuits brought by municipalities in Puerto Rico seeking construction excise taxes and volume of business taxes associated with restoration work performed in Puerto Rico. Several adverse judgments have been entered, and certain matters remain subject to ongoing appellate and post-judgment proceedings. Cobra continues to challenge these assessments and intends to vigorously defend these matters. In connection with the Settlement Agreement entered into with PREPA, PREPA and related governmental parties have agreed to cooperate with Cobra in connection with the resolution of these matters. However, there can be no assurance that these efforts will be successful. Based on the current status of the proceedings, management is unable to reasonably estimate a range of possible loss, if any, beyond amounts already accrued. Accordingly no additional liability has been recorded. The Company will continue to evaluate these matters as additional information becomes available.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and six months ended June 30, 2026 and 2025, the Company paid $0.1 million, $0.2 million, $0.3 million and $0.8 million, respectively, in contributions to the plan. Of these amounts for the three and six months ended June 30, 2026 and 2025, $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively, relates to continuing operations.

19.    Reportable Segments
The Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer comprise the Company’s chief operating decision makers (“CODM”). Segment information is prepared on the same basis that the CODM manages the segments, evaluates the segment financial statements and makes key operating and resource utilization decisions. Segment evaluation is determined on a quantitative basis based on a function of Adjusted EBITDA, as well as a qualitative basis, such as nature of the product and service offerings and types of customers. The Company defines Adjusted EBITDA as net income (loss) from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of long lived assets, equity based compensation, stock based compensation, interest income, net, inclusive of related parties, (loss) gain on marketable securities, net, other (income) expense, net and provision for income taxes. The Company’s significant segment expenses include cost of revenue, exclusive of depreciation, depletion, amortization and accretion, and selling, general and administrative expense.

The Company principally provides products and services to customers operating in the oil and natural gas, aviation and utility infrastructure industries. At June 30, 2026, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Company has determined that its operating segments meet the criteria in ASC Topic 280, Segment Reporting, and are reported as five reportable segments.

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

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2026. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2026	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$10,115	$940	$7,975	$3,202	$3,822	$26,054
Intersegment revenue	108	—	—	—	—	108
	10,223	940	7,975	3,202	3,822	26,162
Reconciliation of Revenue
Other(b)						48
Eliminations(a)						(156)
Total consolidated revenue						$26,054

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	4,722	1,540	7,713	2,118	2,972
Selling, general and administrative, exclusive of stock based compensation	1,775	290	685	288	230
Segment Adjusted EBITDA	$3,726	$(890)	$(423)	$796	$620	$3,829

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$1,208
Depreciation, depletion, amortization and accretion						4,634
Gains on disposal of assets, net						(4,641)
Equity based compensation						544
Interest expense, net						784
Loss on marketable securities, net						1,116
Other income, net						(471)
Income from continuing operations before income taxes						$655

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$3,078	$1,389	$5,376	$1,767	$743	$12,353
Intersegment revenue	28	—	—	—	—	28
	3,106	1,389	5,376	1,767	743	12,381
Reconciliation of Revenue
Eliminations(a)						(28)
Total consolidated revenue						$12,353

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$1,567	$1,355	$5,262	$1,242	$758
Selling, general and administrative, exclusive of stock based compensation	1,121	203	1,386	407	210
Segment Adjusted EBITDA	$418	$(169)	$(1,272)	$118	$(225)	$(1,130)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$2,378
Depreciation, depletion, amortization and accretion						2,827
Gains on disposal of assets, net						(1,077)
Impairment of long-lived assets						31,669
Stock based compensation						200
Interest income, net						(298)
Other expense, net						628
Loss from continuing operations before income taxes						$(37,457)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2026	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$23,050	$1,208	$11,839	$6,743	$5,245	$48,085
Intersegment revenue	140	—	—	—	—	140
	23,190	1,208	11,839	6,743	5,245	48,225
Reconciliation of Revenue
Other(b)						96
Eliminations(a)						(236)
Total consolidated revenue						$48,085

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$12,781	$2,051	$12,168	$4,257	$4,164
Selling, general and administrative, exclusive of stock based compensation	3,043	476	1,538	620	482
Segment Adjusted EBITDA	$7,366	$(1,319)	$(1,867)	$1,866	$599	$6,645

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$2,096
Depreciation, depletion, amortization and accretion						8,104
Gains on disposal of assets, net						(5,316)
Equity based compensation						544
Interest expense, net						270
Gain on marketable securities, net						(5,987)
Other expense, net						138
Income from continuing operations before income taxes						$6,796

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$4,994	$2,102	$12,115	$3,847	$925	$23,983
Intersegment revenue	38	—	—	—	—	38
	5,032	2,102	12,115	3,847	925	24,021
Reconciliation of Revenue
Eliminations(a)						(38)
Total consolidated revenue						$23,983

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$2,984	$2,229	$10,738	$2,673	$1,154
Selling, general and administrative, exclusive of stock based compensation	1,488	323	2,816	796	420
Segment Adjusted EBITDA	$560	$(450)	$(1,439)	$378	$(649)	$(1,600)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$4,248
Depreciation, depletion, amortization and accretion						4,910
Gains on disposal of assets, net						(4,549)
Impairment of other long-lived assets						31,669
Stock based compensation						412
Interest income, net						(383)
Other expense, net						960
Loss from continuing operations before income taxes						$(38,867)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of June 30, 2026:
Total assets for reportable segments	$126,384	$13,192	$69,282	$14,076	$5,080	$228,014
Other assets(a)						116,608
Total consolidated assets, excluding discontinued operations						$344,622

As of December 31, 2025:
Total assets for reportable segments	$75,004	$2,598	$68,028	$14,309	$1,859	$161,798
Other assets(a)						167,900
Total consolidated assets, excluding discontinued operations						$329,698

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents, marketable securities, restricted cash and other current assets.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
On July 27, 2026, the Company committed to purchase three aircraft for an aggregate purchase price of $32.4 million. As part of this commitment, the Company made a non-refundable security deposit of approximately $0.6 million. As of the date of issuance of these financial statements, definitive purchase agreements had not been executed.
On July 30, 2026, Cobra Aviation entered into two separate purchase agreements with a third‑party seller to purchase two auxiliary power units (“APUs”) for aggregate consideration of approximately $7.1 million. In connection with these agreements, the Company made a non-refundable deposit of approximately $0.4 million. On July 31, 2026, the Company completed the purchase of one of the APUs for approximately $3.6 million.
On July 31, 2026, Stingray Rentals committed to purchase rental equipment of approximately $7.2 million.
On August 7, 2026, Cobra Aviation committed to sell an aircraft engine for $7.7 million.

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

Overview

    We are an integrated, growth-oriented company focused on providing products and services to our customers primarily in the aviation, oil and natural gas and utility infrastructure industries. Our suite of services includes rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Our rental services segment provides a wide range of equipment used in oilfield, construction and aviation activities. Our infrastructure services segment provides engineering, design and fiber optic services to the utility industry. Our natural sand proppant services segment mines, processes and sells natural sand proppant used for hydraulic fracturing. Our accommodation services provide housing, kitchen and dining, and recreational service facilities for workers located in remote areas away from readily available lodging. Our drilling services provide directional drilling to oilfield operators.

We are focused on driving returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio. While macroeconomic uncertainty, including tariffs and demand volatility, continues to affect parts of the market, we remain proactive in repositioning Mammoth to perform through differing business cycles.

Business Developments

During 2025, we completed four strategic divestitures. On April 11, 2025, we sold a portion of our infrastructure services entities, including our distribution, transmission and substation operations, for aggregate proceeds of approximately $108.7 million. On June 16, 2025, we sold all of the equipment previously used in our hydraulic fracturing services for $15.0 million. On September 15, 2025, the Company completed the sale of assets related to its natural sand proppant operations at its Piranha Proppant LLC processing plant. On December 2, 2025, we completed the sale of our engineering services business, Aquawolf for approximately $30.0 million. The results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and discussed in this report. Unless otherwise indicated, the information presented in this Management’s Discussion and Analysis relates only to our continuing operations.

To reflect how management evaluates the business after these divestitures, prior period segment information in our results of operations below has been recast to conform with our segment composition as of June 30, 2026. See Note 4. Discontinued Operations of the notes to our unaudited condensed consolidated financial statements for more information.

During the second quarter of 2026, we expanded our fiber optic services offering through the acquisitions of Mission Construction LLC and BERE Rentals LLC, both providers of fiber optic services to utility customers in the midwestern region of the United States. On June 12, 2026, we acquired all of the outstanding equity interests in Mission Construction LLC for aggregate consideration of $3.1 million and all of the outstanding equity interests in BERE Rentals LLC for aggregate consideration of $3.4 million. The acquisitions were funded with cash on hand. These acquisitions extend our presence in the fiber optic services market and broaden the range of services we provide to utility customers in the region.

Overview of Our Industries

Aircraft Industry

Demand for aviation assets remained favorable during the quarter, supporting increased utilization and revenue in our aviation rental business. We continue to evaluate opportunities to expand our aviation fleet as market conditions warrant.

Oil and Natural Gas Industry

    Customer activity improved during 2026, contributing to higher utilization across our drilling, rental and accommodation businesses, although commodity price volatility continues to create uncertainty.

Infrastructure Industry

    Demand for our fiber optic services continues to be supported by communications infrastructure investment and broadband deployment initiatives.

Settlement Agreement with PREPA

See Notes 2 and 18 for discussion of the PREPA Settlement Agreement.

Second Quarter 2026 Financial Overview

Revenue increased 110%, to $26.1 million during the second quarter of 2026, driven primarily by aviation, accommodation and drilling activities. Operating income improved to $2.6 million compared to an operating loss of $37.1 million in the prior-year period, reflecting higher utilization and the absence of the impairment charges recorded in 2025. Adjusted EBITDA improved to $2.6 million from a loss of $3.5 million in the prior year period. See “Non-GAAP Financial Measures” for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.

Future Results

We remain focused on increasing equipment utilization, expanding our aviation rental platform, developing our infrastructure services business and maintaining capital discipline. While uncertainty remains regarding commodity prices, tariffs and broader economic conditions, we believe our current liquidity position and operating platform will support continued execution of our business strategy during the remainder of 2026.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Revenue:
Rental services and aviation sales	$10,223	$3,106
Infrastructure services	940	1,389
Natural sand proppant services	7,975	5,376
Accommodation services	3,202	1,767
Drilling services	3,822	743
Other services	48	—
Eliminations	(156)	(28)
Total revenue	26,054	12,353

Cost of revenue:
Rental services and aviation sales (exclusive of depreciation and amortization of $3,455 and $929 for the three months ended June 30, 2026 and 2025, respectively)	4,722	1,567
Infrastructure services (exclusive of depreciation and amortization of $129 and $56 for the three months ended June 30, 2026 and 2025, respectively)	1,540	1,355
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $676 and $1,413 for the three months ended June 30, 2026 and 2025, respectively)	7,713	5,262
Accommodation services (exclusive of depreciation and accretion of $288 and $267 for the three months ended June 30, 2026 and 2025, respectively)	2,118	1,242
Drilling services (exclusive of depreciation of $24 and $23 for the three months ended June 30, 2026 and 2025, respectively)	2,972	758
Other services (exclusive of depreciation of $62 and $139 for the three months ended June 30, 2026 and 2025, respectively)	292	947
Eliminations	(156)	(28)
Total cost of revenue	19,201	11,103
Selling, general and administrative	4,232	4,958
Depreciation, depletion, amortization and accretion	4,634	2,827
Gains on disposal of assets, net	(4,641)	(1,077)
Impairment of long-lived assets	—	31,669
Operating income (loss)	2,628	(37,127)
Interest (expense) income, net	(784)	298
Loss on marketable securities, net	(1,116)	—
Other expense, net	(73)	(628)
Income (loss) before income taxes	655	(37,457)
Provision (benefit) for income taxes	1,853	(934)
Net loss from continuing operations	(1,198)	(36,523)
Net income from discontinued operations, net of income taxes	438	45,371
Net (loss) income	$(760)	$8,848

    Revenue. Revenue for the three months ended June 30, 2026 increased $13.7 million, or 110%, to $26.1 million compared to $12.4 million for the same period in 2025. The increase in total revenue is primarily attributable to increases in revenue for rental, natural sand proppant, accommodation and drilling services during the three months ended June 30, 2026, which was partially offset by a decrease in revenue for infrastructure services. Revenue by segment was as follows:

    Rental Services and Aviation Sales. Rental services and aviation sales revenue increased $7.1 million, or 229%, to $10.2 million for the three months ended June 30, 2026 compared to $3.1 million for the same period in 2025. The increase reflected $5.7 million from aviation fleet expansion, higher aviation utilization and increased aviation sales activity. Aviation utilization improved from 34% during the prior-year period to 71% during the current-year period, while fleet capacity increased through aircraft acquisitions completed during 2025 and 2026. The increase in aviation revenue was partially driven by the sale of an airframe and landing gear for $2.0 million. Revenue also benefited from a 38% increase in the average number of pieces of equipment rented to customers to 407 for the three months ended June 30, 2026 compared to 296 for the same period in 2025.

    Infrastructure Services. Infrastructure services revenue decreased $0.5 million, or 36%, to $0.9 million for the three months ended June 30, 2026 compared to $1.4 million for the same period in 2025. The decrease in revenue was primarily due to a decrease in fiber optic revenue related to a loss of a customer and decreased activity. Infrastructure results also reflected transition-related costs and underutilization associated with customer changes and the integration of recent acquisitions. Management expects utilization and operating performance to improve as these acquisitions are further integrated and customer activity expands.

    Natural Sand Proppant Services. Natural sand proppant services revenue increased $2.6 million, or 48%, to $8.0 million for the three months ended June 30, 2026 compared to $5.4 million for the same period in 2025 primarily due to a $2.9 million increase in freight revenue. This was partially offset by a 5% decrease in tons of sand sold to 229,031 tons for the three months ended June 30, 2026 compared to 241,763 tons for the same period in 2025, combined with an immaterial decline in the average price per ton of sand sold to $21.36 per ton during the three months ended June 30, 2026 compared to $21.41 per ton for the same period in 2025. The average price per ton of sand sold decreased primarily due to a shift of grade mix to include more coarse sand.

Accommodation Services. Accommodation services revenue increased $1.4 million, or 78%, to $3.2 million for the three months ended June 30, 2026 compared to $1.8 million for the same period in 2025. The increase reflected higher occupancy levels and improved utilization driven by increased customer activity. On average, 259 rooms were utilized during the three months ended June 30, 2026 as compared to 145 for the same period in 2025 for our accommodation services.

    Drilling Services. Drilling services revenue increased $3.1 million or 443% to $3.8 million for the three months ended June 30, 2026 compared to $0.7 million for the same period in 2025. The increase in our drilling services revenue was primarily attributable to increased utilization, which increased to 43% for the three months ended June 30, 2026 compared to 16% for the same period in 2025. This was coupled with proceeds of $0.3 million from the sale of equipment damaged or lost down-hole and higher average day rates for our drilling services for the three months ended June 30, 2026.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $8.1 million to $19.2 million, or 74% of total revenue, for the three months ended June 30, 2026 compared to $11.1 million, or 90% of total revenue, for the same period in 2025. Cost of revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales cost of revenue, exclusive of depreciation and amortization, increased $3.1 million, or 194%, to $4.7 million for the three months ended June 30, 2026 compared to $1.6 million for the same period in 2025. The increase was primarily attributable to higher operating activity associated with the aviation fleet expansion, increased utilization and the sale of an airframe and landing gear with a cost basis of $2.0 million. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $3.5 million and $0.9 million for the three months ended June 30, 2026 and 2025, was 46% and 52%, respectively. Despite the increase in operating costs, segment margins benefited from higher aircraft utilization and improved absorption of fixed operating expenses.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $0.1 million, or 7%, to $1.5 million for the three months ended June 30, 2026 compared to $1.4 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million for the three months ended June 30, 2026 and 2025, was 167% and 100% for the three months ended June 30, 2026 and 2025, respectively. The increase as a percentage of revenue is primarily due to an increase in compensation and benefits and fuel expense coupled with a decrease in utilization, resulting in a higher ratio of fixed costs to variable costs.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $2.4 million, or 45%, to $7.7 million for the three months ended June 30, 2026 compared to $5.3 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $0.7 million and $1.4 million for the three months ended June 30, 2026 and 2025, was 96% and 98% for the three months ended June 30, 2026 and 2025, respectively. The decrease in cost as a percentage of revenue is primarily due to an increase in freight revenue, which was offset by a 5% decrease in tons sold and a nominal decline in average sales price per ton.

    Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, increased $0.9 million, or 75%, to $2.1 million for the three months ended June 30, 2026 compared to $1.2 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, was 66% and 67% for the three months ended June 30, 2026 and 2025, respectively. Operating costs increased as utilization improved; however, segment margins benefited from greater absorption of fixed operating costs resulting from higher occupancy.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $2.2 million, or 275%, to $3.0 million for the three months ended June 30, 2026 compared to $0.8 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of immaterial amounts for the three months ended June 30, 2026 and 2025, was 79% and 114% for the three months ended June 30, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, resulting in a lower ratio of fixed costs to variable costs.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $0.6 million to $0.3 million for the three months ended June 30, 2026 compared to $0.9 million for the same period in 2025. The decrease is primarily due to lower compensation and benefits expense and reduced insurance costs associated with non-operating legacy services.

    Selling, General and Administrative. Selling, general and administrative expense decreased $0.8 million, or 16%, to $4.2 million for the three months ended June 30, 2026 compared to $5.0 million for the same period in 2025. The decrease was primarily attributable to lower corporate overhead and professional service costs. SG&A expense represented 16% of revenue during the three months ended June 30, 2026 compared to 40% during the prior-year period, reflecting improved operating leverage on higher revenue levels.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion totaled $4.6 million for the three months ended June 30, 2026 compared to $2.8 million for the same period in 2025. The increase is primarily attributable to increased depreciation of property, plant and equipment resulting from aviation assets being placed into service.

Gains on Disposal of Assets, Net. Net gains on the disposal of assets, net were $4.6 million compared to $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Gains on the disposal of assets is primarily related to the sale of drilling rigs for the three months ended June 30, 2026 and trucks and field equipment for the same period in 2025.

Impairment of Long-Lived Assets. During the three months ended June 30, 2025, the Company’s management made the decision to market assets related to its natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the three months ended June 30, 2025. There was no similar activity during the three months ended June 30, 2026.

    Operating Income (Loss). We reported operating income of $2.6 million for the three months ended June 30, 2026 compared to an operating loss of $37.1 million for the same period in 2025. The increase in operating income is primarily due to an increase in activity for our rental, accommodation and drilling services.

    Interest (Expense) Income, Net. Interest expense was $0.8 million for the three months ended June 30, 2026 compared to interest income of $0.3 million for the same period in 2025. The increase in interest expense is primarily due to a one time charge of $1.2 million of unamortized debt issuance costs during the three months ended June 30, 2026 in relation to the new credit agreement.

Loss on Marketable Securities, Net. Net loss on marketable securities was $1.1 million for the three months ended June 30, 2026 compared to the prior‑year period in which no marketable securities were held.

    Other Expense, Net. Other expense, net was $0.1 million for the three months ended June 30, 2026 compared to $0.6 million for the same period in 2025.

    Provision (Benefit) for Income Taxes. We recorded income tax expense of $1.9 million on pre-tax income of $0.7 million for the three months ended June 30, 2026 compared to income tax benefit of $0.9 million on pre-tax loss of $37.5 million for the same period in 2025. Our effective tax rates were 282.9% and 2.5% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily attributable to changes in valuation allowances, interest and penalties, withholding taxes and other foreign tax items, as well as the change from a pre-tax loss for the three months ended June 30, 2025 to pre-tax income for the three months ended June 30, 2026.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $0.4 million during the three months ended June 30, 2026 compared to $45.4 million for the same period in 2025. See Note 4 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Revenue:
Rental services and aviation sales	$23,190	$5,032
Infrastructure services	1,208	2,102
Natural sand proppant services	11,839	12,115
Accommodation services	6,743	3,847
Drilling services	5,245	925
Other services	96	—
Eliminations	(236)	(38)
Total revenue	48,085	23,983

Cost of revenue:
Rental services and aviation sales (exclusive of depreciation and amortization of $6,067 and $1,095 for the six months ended June 30, 2026 and 2025, respectively)	12,781	2,984
Infrastructure services (exclusive of depreciation and amortization of $185 and $108 for the six months ended June 30, 2026 and 2025, respectively)	2,051	2,229
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,105 and $2,289 for the six months ended June 30, 2026 and 2025, respectively)	12,168	10,738
Accommodation services (exclusive of depreciation and accretion of $575 and $526 for the six months ended June 30, 2026 and 2025, respectively)	4,257	2,673
Drilling services (exclusive of depreciation of $41 and $53 for the six months ended June 30, 2026 and 2025, respectively)	4,164	1,154
Other services (exclusive of depreciation of $131 and $839 for the six months ended June 30, 2026 and 2025, respectively)	523	1,429
Eliminations	(236)	(38)
Total cost of revenue	35,708	21,169
Selling, general and administrative	7,828	9,074
Depreciation, depletion, amortization and accretion	8,104	4,910
Gains on disposal of assets, net	(5,316)	(4,549)
Impairment of long-lived assets	—	31,669
Operating income (loss)	1,761	(38,290)
Interest (expense) income, net	(270)	383
Gain on marketable securities, net	5,987	—
Other expense, net	(682)	(960)
Income (loss) before income taxes	6,796	(38,867)
Provision (benefit) for income taxes	3,309	(97)
Net income (loss) from continuing operations	3,487	(38,770)
Net income from discontinued operations, net of income taxes	940	47,081
Net income	$4,427	$8,311

    Revenue. Revenue for the six months ended June 30, 2026 increased $24.1 million, or 100%, to $48.1 million from $24.0 million for the same period in 2025. The increase in total revenue is primarily attributable to increases in rental, accommodation and drilling services, partially offset by decreases in infrastructure services and natural sand proppant services revenue. Revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales revenue increased $18.2 million, or 364%, to $23.2 million for the six months ended June 30, 2026 compared to $5.0 million for the same period in 2025. Revenue growth was driven by aviation fleet expansion, increased aircraft utilization and higher aviation sales activity. Aviation rental revenue increased $15.8 million and equipment rental revenue increased $2.4 million. The increase in aviation revenue was partially driven by the sale of an auxiliary power unit and an airframe and landing gear for $8.5 million. The increase in our equipment rental revenue was driven by a 51% increase in the average number of pieces of equipment rented to customers to 398 for the six months ended June 30, 2026 compared to 264 for the same period in 2025.

Infrastructure Services. Infrastructure services revenue decreased $0.9 million, or 43%, to $1.2 million for the six months ended June 30, 2026 compared to $2.1 million for the same period in 2025. The decrease in revenue was primarily due to a decrease in fiber optic revenue related to a loss of a customer and decreased activity. Infrastructure results also reflected transition-related costs and underutilization associated with customer changes and the integration of recent acquisitions. Management expects utilization and operating performance to improve as these acquisitions are further integrated and customer activity expands.

Natural Sand Proppant Services. Natural sand proppant services revenue decreased $0.3 million, or 2%, to $11.8 million for the six months ended June 30, 2026 compared to $12.1 million for the same period in 2025. The decrease in our natural sand proppant services revenue was primarily due to a 11% decrease in tons of sand sold to approximately 384,628 tons for the six months ended June 30, 2026 compared to approximately 430,783 tons for the same period in 2025, coupled with a 4% decrease in the average sales price per ton of sand sold to $20.60 per ton during the six months ended June 30, 2026 compared to $21.44 per ton for the same period in 2025. The average price per ton of sand sold decreased primarily due to a shift of grade mix to include more coarse sand.

Accommodation Services. Accommodation services revenue increased $2.9 million, or 76%, to $6.7 million for the six months ended June 30, 2026, compared to $3.8 million for the same period in 2025. Revenue growth reflected increased occupancy. On average, 267 rooms were utilized during the six months ended June 30, 2026 compared to 162 for the same period in 2025 for our accommodation services.

Drilling Services. Drilling services revenue increased $4.3 million, or 478%, to $5.2 million for the six months ended June 30, 2026, compared to $0.9 million for the same period in 2025. The increase in our drilling services revenue was primarily attributable to increased utilization, which increased to 32% for the six months ended June 30, 2026 compared to 15% for the same period in 2025. This was coupled with proceeds of $0.3 million from the sale of equipment damaged or lost down-hole and higher average day rates for our drilling services for the six months ended June 30, 2026.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $14.5 million to $35.7 million, or 74% of total revenue, for the six months ended June 30, 2026, compared to $21.2 million, or 88% of total revenue, for the same period in 2025. Cost of revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales cost of revenue, exclusive of depreciation and amortization, increased $9.8 million, or 327%, to $12.8 million for the six months ended June 30, 2026 compared to $3.0 million for the same period in 2025. The increase reflected higher operating activity associated with aviation fleet expansion and increased utilization as well as the sale of an auxiliary power unit and an airframe and landing gear with an aggregate cost basis of $7.8 million. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $6.1 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively, was 55% and 60% for the six months ended June 30, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, combined with the investment in aviation assets, which produces a higher gross margin percentage.

Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, decreased $0.1 million, or 5%, to $2.1 million for the six months ended June 30, 2026 compared to $2.2 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively was 175% and 105% for the six months ended June 30, 2026 and 2025, respectively. The increase as a percentage of revenue is primarily due to an increase in compensation and benefits and fuel expense coupled with a decrease in utilization, resulting in a higher ratio of fixed costs to variable costs.

Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $1.5 million, or 14%, to $12.2 million for the six months ended June 30, 2026 compared to $10.7 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $1.1 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively, was 103% and 88% for the six months ended June 30, 2026 and 2025, respectively. The increase in cost as a percentage of revenue is primarily due to an 11% decrease in tons sold and a 4% decrease in average sales price per ton.

Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, increased $1.6 million, or 59%, to $4.3 million for the six months ended June 30, 2026 compared to $2.7 million for the same period in 2025. The increase reflected higher operating activity associated with increased occupancy levels. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.6 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, was 64% and 71% for the six months ended June 30, 2026 and 2025, respectively. Operating costs increased to support higher customer activity; however, revenue growth outpaced the increase in operating costs, resulting in improved operating leverage and greater absorption of fixed facility costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $3.0 million, or 250%, to $4.2 million for the six months ended June 30, 2026 compared to $1.2 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of an immaterial amount and $0.1 million for the six months ended June 30, 2026 and 2025, was 81% and 133% for the six months ended June 30, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization, resulting in a lower ratio of fixed costs to variable costs.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $0.9 million to $0.5 million for the six months ended June 30, 2026 compared to $1.4 million for the same period in 2025. The decrease is primarily due to lower compensation and benefits expense and reduced insurance costs associated with non-operating legacy services.

    Selling, General and Administrative. Selling, general and administrative expense decreased $1.3 million, or 14%, to $7.8 million for the six months ended June 30, 2026 compared to $9.1 million for the same period in 2025. The decrease was primarily attributable to reduced corporate and professional costs. SG&A expense represented 16% of revenue during the six months ended June 30, 2026 compared to 38% during the prior-year period, reflecting the Company’s ability to leverage its fixed overhead structure as revenue increased.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $3.2 million to $8.1 million for the six months ended June 30, 2026 from $4.9 million for the same period in 2025. The increase is primarily attributable to increased depreciation of property, plant and equipment resulting from aviation assets being placed into service during the six months ended June 30, 2026.

Gains on Disposal of Assets, Net. Net gains on the disposal of assets were $5.3 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively. Gains on the disposal of assets is primarily related to the sale of drilling rigs for the six months ended June 30, 2026 and trucks and field equipment for the same period in 2025.

Impairment of Long-Lived Assets. During the six months ended June 30, 2025, the Company’s management made the decision to market assets related to its natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the six months ended June 30, 2025. There was no similar activity during the six months ended June 30, 2026.

    Operating Income (Loss). We reported operating income of $1.8 million for the six months ended June 30, 2026 compared to an operating loss of $38.3 million for the same period in 2025. The increase in operating income was primarily due to $31.7 million in impairment expense recognized during the six months ended June 30, 2025 with no similar activity during the six months ended June 30, 2026.

    Interest (Expense) Income, Net. Interest expense, net of interest income was $0.3 million for the six months ended June 30, 2026 compared to interest income, net of interest expense of $0.4 million for the same period in 2025. The increase in interest expense is primarily due to a one time charge of $1.2 million of unamortized debt issuance costs during the six months ended June 30, 2026 in relation to the new credit agreement.

Gain on Marketable Securities, Net. Net gain on marketable securities was $6.0 million for the six months ended June 30, 2026 compared to the prior‑year period in which no marketable securities were held.

    Other Expense, Net. We recognized other expense, net of $0.7 million during the six months ended June 30, 2026 compared to $1.0 million for the same period in 2025.

    Provision (Benefit) for Income Taxes. We recorded income tax expense of $3.3 million on pre-tax income of $6.8 million for the six months ended June 30, 2026 compared to an income tax benefit of $0.1 million on pre-tax loss of $38.9 million for the same period in 2025. Our effective tax rates were 48.7% and 0.2% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily attributable to changes in valuation allowances, interest and penalties, withholding taxes and other foreign tax items, as well as the change from a pre-tax loss for the six months ended June 30, 2025 to pre-tax income for the six months ended June 30, 2026.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $0.9 million during the six months ended June 30, 2026 compared to $47.1 million for the same period in 2025. See Note 4 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Non-GAAP Financial Measures

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA from continuing operations as net income (loss) from continuing operations before depreciation, depletion, amortization and accretion, gains on disposal of assets, net, impairment of long lived assets, equity based compensation, stock based compensation, interest expense (income), net, (loss) gain on marketable securities, net, other (income) expense, net and provision (benefit) for income taxes. We exclude the items listed above from net income (loss) from continuing operations in arriving at Adjusted EBITDA from continuing operations because these amounts can vary substantially from company to company within our industries depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA from continuing operations should not be considered as an alternative to, or more meaningful than, net income (loss) from continuing operations or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA from continuing operations are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are components of Adjusted EBITDA from continuing operations. Our computations of Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA from continuing operations is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following tables provide a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of net (loss) income from continuing operations to Adjusted EBITDA from continuing operations:	2026	2025	2026	2025
Net (loss) income from continuing operations	$(1,198)	$(36,523)	$3,487	$(38,770)
Depreciation, depletion, amortization and accretion	4,634	2,827	8,104	4,910
Gains on disposal of assets, net	(4,641)	(1,077)	(5,316)	(4,549)
Impairment of long-lived assets	—	31,669	—	31,669
Equity based compensation	544	—	544	—
Stock based compensation	—	200	—	412
Interest expense (income), net	784	(298)	270	(383)
Loss (gain) on marketable securities, net	1,116	—	(5,987)	—
Other (income) expense, net	(471)	628	138	960
Provision (benefit) for income taxes	1,853	(934)	3,309	(97)
Adjusted EBITDA from continuing operations	$2,621	$(3,508)	$4,549	$(5,848)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$50,869	$101,987
Revolving credit facility borrowing base	25,000	50,000
Less letter of credit facilities (environmental remediation)	(2,573)	(2,573)
Less letter of credit facilities (insurance programs)	(2,400)	(2,400)
Net working capital (less cash, cash equivalents and restricted cash)(a)	7,712	(6,940)
Total	$78,608	$140,074
(a)Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of August 4, 2026, we had unrestricted cash on hand of $40.4 million, marketable securities of $27.5 million, no outstanding borrowings under our revolving credit facility, leaving an aggregate of $20.0 million of available borrowing capacity under this facility, after giving effect to $5.0 million of outstanding letters of credit. As of August 4, 2026, we had cash, cash equivalents and marketable securities of $67.9 million.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net cash used in operating activities from continuing operations	$(7,472)	$(7,289)	$(10,224)	$(7,754)
Net cash provided by (used in) operating activities from discontinued operations	482	(5,236)	200	(2,059)
Net cash used in investing activities from continuing operations	(34,719)	(25,623)	(45,062)	(22,392)
Net cash provided by investing activities from discontinued operations	—	117,481	4,581	111,258
Net cash used in financing activities from continuing operations	(205)	(128)	(670)	(253)
Net cash used in financing activities from discontinued operations	—	(175)	—	(3,848)
Effect of foreign exchange rate on cash	(105)	110	(111)	113
Net (decrease) increase in cash, cash equivalents and restricted cash	$(42,019)	$79,140	$(51,286)	$75,065

Operating Activities from Continuing Operations

    Net cash used in operating activities from continuing operations was $10.2 million during the six months of 2026 compared to $7.8 million for the prior-year period. The increase primarily reflected investments in working capital, including increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities from Continuing Operations

    Net cash used in investing activities from continuing operations was $45.1 million during the first six months of 2026, compared to $22.4 million during the prior-year period. The increase primarily reflected aviation fleet purchases, acquisitions and purchases of marketable securities, partially offset by proceeds from asset sales.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Rental services(a)	$41,213	$26,821	$50,548	$26,940
Infrastructure services(b)	900	—	2,835	110
Natural sand proppant services(c)	1,001	—	1,236	93
Accommodation services(c)	158	58	359	75
Drilling services(c)	691	19	691	116
Total purchases of property, plant and equipment	$43,963	$26,898	$55,669	$27,334
(a)     Capital expenditures primarily for expansion of our aviation rental fleet and equipment rental purchases for the three months ended June 30, 2026 and six months ended June 30, 2025.
(b)     Capital expenditures primarily for equipment for our fiber optic fleets for the periods presented.
(c)    Capital expenditures primarily for equipment for the periods presented.

Financing Activities from Continuing Operations

    Net cash used in financing activities from continuing operations was $0.7 million during the six months of 2026, compared to $0.3 million during the prior-year period. The increase primarily related to repurchases of common stock and payments on finance lease obligations.

Net Working Capital

    Our net working capital totaled $70.5 million and $107.1 million at June 30, 2026 and December 31, 2025, respectively. Our unrestricted cash balances were $50.9 million and $102.0 million at June 30, 2026 and December 31, 2025, respectively.

Revolving Credit Facility

Refer to Note 10 of the notes to the unaudited condensed consolidated financial statements for a description of the revolving credit facility. At June 30, 2026, the facility was undrawn and provided $20.0 million of remaining borrowing capacity after letters of credit.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the factors discussed below. Any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have repurchased and retired 230,730 shares of our common stock for approximately $0.5 million under the stock repurchase program during the six months ended June 30, 2026.

Capital Requirements and Sources of Liquidity

    We expect cash on hand, marketable securities, operating cash flows and available borrowing capacity to be sufficient to fund anticipated capital expenditures, working capital requirements and other obligations. During the six months ended June 30, 2026, capital expenditures totaled $55.7 million. For 2026, excluding aviation acquisitions, capital expenditures are currently expected to total approximately $32.5 million. We continue to evaluate acquisition opportunities and may use cash, debt, equity or a combination thereof to finance future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the market risks disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 except as described below.

Interest Rate Risk

    At June 30, 2026, we had no borrowings outstanding under our revolving credit facility. Accordingly, we had limited exposure to changes in interest rates.

Marketable Securities Risk

As of June 30, 2026, the recorded fair value of our equity investments in publicly traded companies was $26.1 million. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. However, our holdings are concentrated in publicly traded equity securities. Accordingly, we believe that a meaningful sensitivity analysis is not practicable. Because these securities are measured at fair value, changes in market prices are recognized in earnings each reporting period. As a result, future reported earnings may be materially affected by unrealized gains and losses associated with these investments, which may not be indicative of realized investment results or our underlying operating performance.

Foreign Currency Risk

    Our remote accommodation services segment generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At June 30, 2026, we had $6.2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.2 million as of June 30, 2026. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Customer Credit Risk

See Note 2 and Note 18 of the notes to the unaudited condensed consolidated financial statements for additional discussion of PREPA-related credit exposure.

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

At June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that at June 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 6, 2026. For a discussion of the trends and uncertainties impacting our business and risks associated with the Settlement Agreement with PREPA, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Industries—.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of common stock repurchased and retired by us during the three months ended June 30, 2026 is set forth below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2026	—	—	—	$54,595,741
May 1 - May 31, 2026	—	—	—	$54,595,741
June 1 - June 30, 2026	43,062	$2.99	43,062	$54,466,485
Total	43,062		43,062

(1)	Excludes excise tax on common stock repurchases and retirements, which is included as part of the cost basis of the shares acquired.
(2)	On August 10, 2023, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to the lesser of $55 million or 10 million shares of its common stock. The repurchase program has no stated expiration date and may be suspended, modified, or discontinued at any time. All shares repurchased under the program are cancelled and retired.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

See our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the regulatory framework governing our mining operations. Required quarterly mine safety disclosures are included in Exhibit 95.1.

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the second quarter ended June 30, 2026.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	N493SA Aircraft Lease Agreement, dated as of June 2, 2026 by and between Cobra Aviation Services LLC and Executive Express Aviation LLC.					X
10.2	N258AW Aircraft Lease Agreement, dated as of July 28, 2026 by and between Cobra Aviation Services LLC and Executive Express Aviation LLC.					X
31.1	Certification of Chief Operating Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	August 7, 2026	By:	/s/ Bernard Lancaster
Bernard Lancaster
Chief Operating Officer and Principal Executive Officer

Date:	August 7, 2026	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer and Principal Financial Officer