Form 10-Q
period 2026-09-30
MAMMOTH ENERGY SERVICES, INC.
filed 2026-10-30
CIK 1679268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, there were 48,127,585 shares of common stock, $0.01 par value, outstanding.

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

i

MAMMOTH ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	September 30,	December 31,
	2026	2025
CURRENT ASSETS	(in thousands, except share data)
Cash and cash equivalents	$13,090	$101,987
Marketable securities	24,496	19,635
Restricted cash	11,928	12,085
Accounts receivable, net	38,583	28,934
Inventories	14,760	4,083
Current assets held for sale	2,227	4,287
Other current assets	2,363	4,619
Current assets of discontinued operations	1,297	1,518
Total current assets	108,744	177,148

Property, plant and equipment, net	184,344	106,097
Sand reserves, net	38,424	39,613
Operating lease right-of-use assets	3,504	2,591
Goodwill	1,147	—
Other non current assets	5,454	5,767
Noncurrent assets of discontinued operations	6	3,678
Total assets	$341,623	$334,894
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$7,934	$9,327
Accrued expenses and other current liabilities	19,240	18,336
Current operating lease liabilities	2,584	2,071
Income taxes payable	42,346	39,899
Current liabilities of discontinued operations	185	383
Total current liabilities	72,289	70,016

Deferred income tax liabilities	2,447	2,430
Long-term operating lease liabilities	1,214	1,375
Asset retirement obligations	2,803	2,759
Other long-term liabilities	303	26
Total liabilities	79,056	76,606

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 48,127,585 and 48,358,315 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	481	483
Additional paid-in capital	540,848	540,841
Accumulated deficit	(274,493)	(279,046)
Accumulated other comprehensive loss	(4,269)	(3,990)
Total equity	262,567	258,288
Total liabilities and equity	$341,623	$334,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	(in thousands, except per share amounts)
Services revenue	$15,520	$7,608	$42,572	$18,824
Services revenue - related parties	672	516	1,365	1,168
Product revenue	5,154	2,728	25,493	14,843
Total revenue	21,346	10,852	69,430	34,835

COST, EXPENSES AND GAINS
Services cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $5,169, $12,168, $1,488 and $4,109 for the three and nine months ended September 30, 2026 and 2025, respectively)	8,408	6,641	24,150	16,879
Services cost of revenue - related parties	—	96	—	288
Product cost of revenue (exclusive of depreciation, depletion, amortization and accretion of $1,388, $2,493, $1,263 and $3,552 for the three and nine months ended September 30, 2026 and 2025, respectively)	2,980	4,148	22,946	14,886
Selling, general and administrative	4,134	4,749	11,962	13,823
Depreciation, depletion, amortization and accretion	6,557	2,751	14,661	7,661
(Gains) loss on disposal of assets, net	(312)	1,874	(5,628)	(2,675)
Impairment of long-lived assets	—	—	—	31,669
Total cost, expenses and gains, net	21,767	20,259	68,091	82,531
Operating (loss) income	(421)	(9,407)	1,339	(47,696)

OTHER INCOME (EXPENSE)
Interest income (expense), net	211	729	(59)	1,112
Gain on marketable securities, net	1,173	73	7,161	73
Other expense, net	(533)	(1,903)	(1,214)	(2,863)
Total other income (expense), net	851	(1,101)	5,888	(1,678)
Net income (loss) from continuing operations before income taxes	430	(10,508)	7,227	(49,374)
Provision for income taxes	136	2,140	3,444	2,044
Net income (loss) from continuing operations	294	(12,648)	3,783	(51,418)
Net (loss) income from discontinued operations, net of income taxes	(168)	33	770	47,114
Net income (loss)	$126	$(12,615)	$4,553	$(4,304)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$52	$(180)	$(279)	$317
Other comprehensive income (loss)	52	(180)	(279)	317
Comprehensive income (loss)	$178	$(12,795)	$4,274	$(3,987)

Net income (loss) per share from continuing operations, basic and diluted (Note 14)	$0.01	$(0.26)	$0.08	$(1.07)
Net income per share from discontinued operations, basic and diluted (Note 14)	—	—	0.02	0.98
Net income (loss) per share, basic and diluted (Note 14)	$0.01	$(0.26)	$0.10	$(0.09)
Weighted average number of shares outstanding, basic and diluted (Note 14)	48,128	48,358	48,207	48,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Three Months Ended September 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at June 30, 2026	48,127	$481	$540,848	$(274,619)	$(4,321)	$262,389
Net income	—	—	—	126	—	126
Other comprehensive income	—	—	—	—	52	52
Balance at September 30, 2026	48,127	$481	$540,848	$(274,493)	$(4,269)	$262,567

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at June 30, 2025	48,194	$482	$540,842	$(275,332)	$(3,954)	$262,038
Net loss	—	—	—	(12,615)	—	(12,615)
Other comprehensive loss	—	—	—	—	(180)	(180)
Balance at September 30, 2025	48,194	$482	$540,842	$(287,947)	$(4,134)	$249,243

	Nine Months Ended September 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2025	48,358	$483	$540,841	$(279,046)	$(3,990)	$258,288
Common stock repurchased and retired	(231)	(2)	(537)	—	—	(539)
Equity based compensation (Note 15)	—	—	544	—	—	544
Net income	—	—	—	4,553	—	4,553
Other comprehensive loss	—	—	—	—	(279)	(279)
Balance at September 30, 2026	48,127	$481	$540,848	$(274,493)	$(4,269)	$262,567

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total Equity
	(in thousands)
Balance at December 31, 2024	48,127	$481	$540,431	$(283,643)	$(4,451)	$252,818
Stock based compensation	67	1	411	—	—	412
Net loss	—	—	—	(4,304)	—	(4,304)
Other comprehensive income	—	—	—	—	317	317
Balance at September 30, 2025	48,194	$482	$540,842	$(287,947)	$(4,134)	$249,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,553	$(4,304)
Less: Net income from discontinued operations, net of income taxes	770	47,114
Net income (loss) from continuing operations	3,783	(51,418)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Stock based compensation	—	412
Depreciation, depletion, amortization and accretion	14,661	7,661
Amortization of debt origination costs	1,488	531
Gains on disposal of assets, net	(5,628)	(2,675)
Gains from sale of aviation equipment	(700)	—
Gains from sales of equipment damaged or lost down-hole	(230)	(217)
Impairment of long-lived assets	—	31,669
Gain on marketable securities, net	(7,161)	(73)
Other	931	199
Changes in assets and liabilities:
Accounts receivable, net	(8,554)	1,321
Inventories	(10,677)	(70)
Other current assets	1,238	6,460
Accounts payable	(1,949)	(1,105)
Accrued expenses and other liabilities	469	(8,920)
Income taxes payable	2,466	2,066
Net cash used in operating activities from continuing operations	(9,863)	(14,159)
Net cash (used in) provided by operating activities from discontinued operations	(70)	5,076
Net cash used in operating activities	(9,933)	(9,083)

Cash flows from investing activities:
Purchases of property, plant and equipment	(97,513)	(44,633)
Business acquisitions, net of cash transferred	(5,805)	—
Proceeds from disposal of property, plant and equipment	9,566	5,465
Proceeds from sale of aviation equipment	8,500	—
Purchases of marketable securities	(7,929)	(12,660)
Distributions received from publicly traded limited partnerships	1,001	—
Proceeds from sale of marketable securities	9,228	—
Net cash used in investing activities from continuing operations	(82,952)	(51,828)
Net cash provided by investing activities from discontinued operations	4,581	110,421
Net cash (used in) provided by investing activities	(78,371)	58,593

Cash flows from financing activities:
Principal payments on finance leases and equipment financing notes	(199)	(371)
Common stock repurchased and retired	(534)	—
Net cash used in financing activities from continuing operations	(733)	(371)
Net cash used in financing activities from discontinued operations	—	(3,851)
Net cash used in financing activities	(733)	(4,222)
Effect of foreign exchange rate on cash	(39)	73
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,076)	45,361
Cash, cash equivalents and restricted cash at beginning of period	114,124	82,326
Cash, cash equivalents and restricted cash at end of period	25,048	127,687
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	30	59
Cash, cash equivalents and restricted cash of continuing operations	$25,018	$127,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information for continuing operations:
Cash paid for interest	$111	$551
Cash paid for income taxes, net of refunds received	$819	$625
Supplemental disclosure of non-cash transactions for continuing operations:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$660	$218
Right-of-use assets obtained for finance lease liabilities	$395	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business
Mammoth Energy Services, Inc., together with its subsidiaries ("Mammoth" or the "Company"), is a growth-oriented company that provides products and services to customers in the aviation, utility infrastructure and oil and natural gas industries. The Company operates through five reportable segments: rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Refer to Note 19 for segment information. The Company was incorporated in Delaware in June 2016.

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

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Restricted cash at September 30, 2026 and December 31, 2025 consisted of amounts held in escrow related to the sale of certain of our infrastructure subsidiaries as discussed in Note 4.

The following table provides a reconciliation of “cash and cash equivalents” and “restricted cash” reported on the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown on the unaudited condensed consolidated statements of cash flows (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$13,090	$101,987
Restricted cash	11,928	12,085
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$25,018	$114,072

Marketable Securities
The Company considers all of its marketable publicly held securities as available for use in current operations, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Equity securities are measured at fair value, with changes in fair value recognized within “Gain on marketable securities, net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Realized gains and losses on securities sold are determined using the specific identification method and are measured based on the last reported carrying value of the securities immediately preceding the date of sale. The following table presents the components of “Gain on marketable securities, net”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain recognized on marketable securities, net	$1,173	$73	$7,161	$73
Less: net gain recognized on marketable securities sold during the period	89	—	164	—
Unrealized gain recognized on marketable securities still held at the reporting date	$1,084	$73	$6,997	$73

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

Following is a rollforward of the changes in our allowance for expected credit losses for the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$170,937
Change in provision for expected credit losses before recoveries	—
Recoveries of receivables previously charged to credit loss expense	2
Write-offs charged against the provision	(61)
Balance at September 30, 2026	$170,878

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has made specific reserves consistent with Company policy which resulted in additions to the allowance for expected credit losses totaling $0.1 million for the nine months ended September 30, 2025. There were no additions to the allowance for expected credit losses for the nine months ended September 30, 2026. These additions were charged to credit loss expense, which is included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the factors described above.

Substantially all of the allowance for expected credit losses relates to the receivable from the Puerto Rico Electric Power Authority (“PREPA”). Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC for more information regarding the Settlement Agreement.

PREPA

During the period October 2017 through March 2019, the Company provided infrastructure services in Puerto Rico under master services agreements entered into by Cobra Acquisitions LLC (“Cobra”), one of the Company’s subsidiaries, with the Puerto Rico Electric Power Authority (“PREPA”) to perform repairs to PREPA’s electrical grid as a result of Hurricane Maria. PREPA is currently subject to bankruptcy proceedings, which were filed in July 2017 and are currently pending in the United States District Court for the District of Puerto Rico (the “Title III Court”). On July 22, 2024, Cobra entered into a release and settlement agreement with PREPA and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), in its capacity as Title III representative for PREPA, to settle all outstanding matters between Cobra and PREPA (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, PREPA paid Cobra approximately $168.4 million in 2024 and, as of September 30, 2026, PREPA owes Cobra $20.0 million, which is payable within seven days following the effective date of PREPA’s plan of adjustment in its bankruptcy proceedings.

The Settlement Agreement will not be fully performed until PREPA remits the remaining $20.0 million payment.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in excess of federally insured limits, marketable securities and trade receivables. Following is a summary of our significant customers based on percentages of total accounts receivable, net balances at September 30, 2026 and December 31, 2025 and percentages of total revenue derived for the three and nine months ended September 30, 2026 and 2025:

	REVENUE				ACCOUNTS RECEIVABLE, NET
	Three Months Ended September 30,		Nine Months Ended September 30,		At September 30,	At December 31,
	2026	2025	2026	2025	2026	2025
Customer A(a)	10%	2%	16%	1%	2%	—%
Customer B(a)	10%	10%	7%	11%	8%	2%
Customer C(b)	9%	11%	7%	20%	2%	4%
Customer D(c)	—%	—%	—%	—%	52%	69%
(a)Revenue and the related accounts receivable balances earned from Customer A and B were derived from the Company’s rentals services segment.
(b)Revenue and the related accounts receivable balances earned from Customer C were derived from the Company’s natural sand proppant services segment.
(c)The accounts receivable balance with Customer D was derived from the Company’s other services.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

There were no transfers into, or out of, the three levels of fair value hierarchy for the three and nine months ended September 30, 2026 and 2025.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable as well as financing and operating lease liabilities and financed insurance premium obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value on September 30, 2026 and December 31, 2025 due to their short-term nature. The carrying values of amounts outstanding under financing and operating lease liabilities and financed insurance premium obligations approximated fair value on September 30, 2026 and December 31, 2025, as the effective borrowing rates approximated market rates.

Recurring Measurements

The Company’s cash equivalents and marketable securities are measured on a recurring basis and carried at estimated fair value. Cash equivalents consist of money market accounts and U.S. treasury bills which the Company has classified as Level 1 given the active market for these assets. Marketable securities are presented and are also classified as Level 1 due to their quoted prices in active markets. At September 30, 2026 and December 31, 2025, the Company had cash equivalents and marketable securities measured at fair value of $32.7 million and $113.6 million, respectively.

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
The following table summarizes the fair value of Mission Construction and BERE Rentals as of June 12, 2026:

	Mission Construction	BERE Rentals	Total
Cash and cash equivalents	$43	$59	102
Accounts receivable, net	795	323	1,118
Other current assets	—	13	13
Property, plant and equipment	1,454	1,396	2,850
Identifiable intangible assets - customer relationships	295	1,087	1,382
Identifiable intangible assets - trade names	70	161	231
Goodwill	753	394	1,147
Total assets acquired	$3,410	$3,433	$6,843

Accounts payable and accrued liabilities	$344	$—	$344
Total liabilities assumed	$344	$—	$344
Net assets acquired	$3,066	$3,433	$6,499

During the three months ended September 30, 2026, the Company finalized the post-closing net working capital adjustments contemplated by the equity purchase agreements and recorded measurement-period adjustments to the preliminary purchase price allocations. The adjustments decreased goodwill by $0.3 million and were recognized in the period in which they were determined. As of September 30, 2026, a holdback payable of $0.6 million remained outstanding.
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

The Transactions and ceasing operations of the Company’s sand hauling and equipment manufacturing services reflect a strategic shift in the Company’s business. Therefore, the results of operations and cash flows of the services discussed above are classified as discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are included in the financial statement line items labeled discontinued operations in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations and cash flows of the services discussed above. The discontinued operations exclude general corporate allocations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of assets and liabilities of discontinued operations (in thousands):

	Pressure Pumping Transaction
	September 30,	December 31,
	2026	2025
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$30	$50
Accounts receivable, net	1,003	1,036
Inventories	264	264
Other current assets	—	168
Total current assets of discontinued operations	1,297	1,518

Property, plant and equipment, net	6	3,678
Total noncurrent assets of discontinued operations	6	3,678

Total assets of discontinued operations	$1,303	$5,196

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$4	$41
Accrued expenses and other current liabilities	181	342
Total current liabilities of discontinued operations	185	383

Total liabilities of discontinued operations	$185	$383

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the major components from discontinued operations in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025

Services revenue	$—	$—	$—	$207	$—	$3,949

COST, EXPENSES AND GAINS
Cost of revenue	—	519	57	2,286	—	3,135
Selling, general and administrative	38	53	16	310	—	411
Depreciation and amortization	—	—	—	34	—	5
Gains on disposal of assets, net	—	—	—	(851)	—	—
Total cost, expenses and gains, net	38	572	73	1,779	—	3,551
Operating (loss) income	(38)	(572)	(73)	(1,572)	—	398

OTHER (INCOME) EXPENSE
Interest expense (income), net	—	—	—	44	—	(193)
Other expense, net	57	—	—	1	—	1
Total other expense (income), net	57	—	—	45	—	(192)
(Loss) income before income taxes	(95)	(572)	(73)	(1,617)	—	590
Benefit for income taxes	—	(1,632)	—	—	—	—
Net (loss) income from discontinued operations, net of income taxes	$(95)	$1,060	$(73)	$(1,617)	$—	$590

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	T&D Transaction		Pressure Pumping Transaction		Engineering Transaction
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025

Services revenue	$—	$29,553	$—	$41,916	$—	$11,967

COST, EXPENSES AND GAINS
Cost of revenue	(14)	25,897	(242)	41,793	—	9,010
Selling, general and administrative	115	1,899	87	1,552	—	1,169
Depreciation and amortization	—	957	3	5,738	—	18
Gains on disposal of assets, net	—	(20)	(855)	(1,488)	—	—
Impairment of goodwill	—	—	—	9,214	—	—
Total cost, expenses and gains, net	101	28,733	(1,007)	56,809	—	10,197
Operating (loss) income	(101)	820	1,007	(14,893)	—	1,770

OTHER (INCOME) EXPENSE
Interest expense (income), net	—	59	50	(420)	—	(322)
Other (income) expense, net	57	(122)	2	4	—	—
(Gain) loss on divestiture	—	(83,747)	—	24,974	27	—
Total other expense (income), net	57	(83,810)	52	24,558	27	(322)
(Loss) income before income taxes	(158)	84,630	955	(39,451)	(27)	2,092
Provision (benefit) for income taxes	—	1,418	—	(1,262)	—	1
Net (loss) income from discontinued operations, net of income taxes	$(158)	$83,212	$955	$(38,189)	$(27)	$2,091

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

Certain of the Company’s sand supply agreements contained a minimum volume commitment related to sand purchases whereby the Company charges a shortfall payment if the customer fails to meet the required minimum volume commitment. These agreements may also contain make-up provisions whereby shortfall payments can be applied in future periods against purchased volumes exceeding the minimum volume commitment. If a make-up right exists, the Company has future performance obligations to deliver excess volumes of product in subsequent months. In accordance with ASC 606, if the customer fails to meet the minimum volume commitment, the Company will assess whether it expects the customer to fulfill its unmet commitment during the contractually specified make-up period based on discussions with the customer and management’s knowledge of the business. If the Company expects the customer will make-up deficient volumes in future periods, revenue related to shortfall payments will be deferred and recognized on the earlier of the date on which the customer utilizes make-up volumes or the likelihood that the customer will exercise its right to make-up deficient volumes becomes remote. If the Company does not expect the customer will make-up deficient volumes in

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
future periods, the breakage model will be applied and revenue related to shortfall payments will be recognized when the model indicates the customer’s inability to take delivery of excess volumes. The Company did not recognize any shortfall revenue during the three and nine months ended September 30, 2026. The Company recognized shortfall revenue totaling $1.6 million during the nine months ended September 30, 2025.

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

Contract Balances
The Company had contract liabilities of $1.1 million and $0.3 million at September 30, 2026 and December 31, 2025, which are included in “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Company recognized $0.1 million of revenue that was included in the contract liability balance as of December 31, 2025. The Company did not have any contract assets at September 30, 2026 and December 31, 2025.

Performance Obligations
Revenue recognized in the current period from performance obligations satisfied in previous periods was immaterial for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, the Company had unsatisfied performance obligations totaling $1.7 million, which will be recognized over the next 4 months.

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

	September 30,	December 31,
	2026	2025
Supplies	$1,350	$1,913
Work in process	13,152	1,482
Finished goods	258	688
Total inventories	$14,760	$4,083

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Property, Plant and Equipment, net and Assets Held for Sale
Property, plant and equipment, net includes the following (in thousands):

		September 30,	December 31,
	Useful Life	2026	2025
Aviation equipment(a)	3-10 years	$97,459	$43,498
Machinery and equipment	7-20 years	80,165	53,774
Buildings and leasehold improvements	15-39 years	29,136	30,100
Rail improvements	10-20 years	11,759	11,759
Vehicles, trucks and trailers	5-10 years	10,844	13,044
Drilling rigs and directional drilling equipment	3-15 years	9,150	13,062
Land	N/A	6,025	6,025
Other property, plant and equipment	3-15 years	6,373	6,721
		250,911	177,983
Equipment not yet placed in service		35,740	25,970
		286,651	203,953
Less: Accumulated depreciation(b)		102,307	97,856
Total property, plant and equipment, net		$184,344	$106,097
(a)    This equipment relates to assets leased and available to be leased to customers under operating leases.
(b)    Includes accumulated depreciation of $15.7 million and $5.7 million at September 30, 2026 and December 31, 2025, respectively, related to assets under operating leases.

Depreciation, depletion, amortization and accretion
A summary of depreciation, depletion, amortization and accretion is below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation	$5,497	$1,908	$13,280	$6,178
Amortization	91	14	118	41
Depletion and accretion	969	829	1,263	1,442
Depreciation, depletion, amortization and accretion	$6,557	$2,751	$14,661	$7,661

Assets Held for Sale
The Company’s assets held for sale consist solely of its contract drilling assets, which were classified as held for sale during the first quarter of 2025 pursuant to a plan to divest these assets. The Company continues to actively market the assets at a price that is reasonable in relation to their current fair value and remains committed to its plan of sale. At September 30, 2026 and December 31, 2025, assets held for sale totaled $2.2 million and $4.3 million and were recorded in “current assets held for sale” on the unaudited condensed consolidated balance sheets. These assets are measured at the lower of their carrying amount or fair value less costs to sell, and no impairment was recognized during the three and nine months ended September 30, 2026.

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

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company uses the equity method of accounting to account for its investment in Brim Acquisitions, which had a carrying value of approximately $2.8 million and $3.2 million at September 30, 2026 and December 31, 2025, respectively. The investment is included in “other non-current assets” on the unaudited condensed consolidated balance sheets. The Company recorded equity method loss to its investment of $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and equity method loss of $0.4 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, which is included in “other income (expense), net” on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The investment in Brim Acquisitions is included in the Company’s Rentals segment, as defined in Note 19. The Company made additional equity contributions of $0.4 million during the year ended December 31, 2025 and no contributions were made during the nine months ended September 30, 2026.

9.    Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities included the following (in thousands):

	September 30,	December 31,
	2026	2025
State and local taxes payable	$12,561	$12,332
Customer deposits	2,548	1,049
Deferred revenue	1,099	308
Accrued compensation and benefits	1,054	821
Insurance reserves	491	1,166
Financed insurance premiums(a)	—	1,936
Other	1,487	724
Total accrued expenses and other current liabilities	$19,240	$18,336
(a)Financed insurance premiums are due in monthly installments, are unsecured and mature within the twelve-month period following the close of the year. At December 31, 2025, the applicable interest rate associated with financed insurance premiums ranged from 5.49% to 6.49%. The Company had no financed insurance premiums outstanding at September 30, 2026.

10.    Debt
Revolving Credit Facility

On May 8, 2026, the Company entered into a new $25.0 million revolving credit agreement with Fifth Third Bank, National Association (the “new revolving credit facility”) and terminated its prior revolving credit facility, dated October 16, 2023, as amended (the “prior revolving credit facility”). The new revolving credit facility matures on May 8, 2029 and may be increased to up to $50.0 million at the Company’s request, subject to the lender’s sole discretion. Borrowings bear interest at one-month Term SOFR plus 1.50% per annum, and the Company pays a 0.20% per annum fee on the unused commitments. The facility is secured by a first-priority lien on cash and investment securities held in a collateral account maintained with the lender, the value of which, after applying specified advance rates, must equal at least 100% of outstanding borrowings and letter of credit obligations. The new revolving credit facility is not guaranteed by the Company’s subsidiaries and does not contain a financial maintenance covenant based on the Company’s operating results or any restriction on the payment of dividends or the repurchase of the Company’s common stock. In connection with the termination of the prior revolving credit facility, the Company wrote off $1.2 million of unamortized debt issuance costs during the nine months ended September 30, 2026.

At September 30, 2026, the new revolving credit facility was undrawn and there was $20.0 million of borrowing capacity under the facility, after giving effect to $5.0 million of outstanding letters of credit deemed issued thereunder. At December 31, 2025, the prior revolving credit facility was undrawn and there was $36.7 million of borrowing capacity under that facility, after giving effect to $5.0 million of outstanding letters of credit. The Company was in compliance with all covenants under the new revolving credit facility at September 30, 2026.

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

    Dire Wolf’s and Predator Aviation’s voting rights are not proportional to their respective obligations to absorb expected returns or losses of Cobra Aviation and Leopard, respectively, and all of Cobra Aviation’s and Leopard’s activities are conducted on behalf of Dire Wolf and Predator Aviation, which have disproportionately fewer voting rights; therefore, Cobra Aviation and Leopard meet the criteria of a VIE. Cobra Aviation and Leopard’s operational activities are directed by Dire Wolf’s and Predator Aviation’s officers and Dire Wolf and Predator Aviation have the option to terminate the Voting Trust Agreements at any time. Therefore, the Company, through Dire Wolf and Predator Aviation, is considered the primary beneficiary of the VIEs and consolidates Cobra Aviation and Leopard at September 30, 2026.

12.    Income Taxes
The Company recorded income tax expense from continuing operations of $3.4 million for the nine months ended September 30, 2026 compared to $2.0 million for the nine months ended September 30, 2025. The Company’s effective tax rates were 47.7% and (4.1)% for the nine months ended September 30, 2026 and 2025, respectively.

The effective tax rate for the nine months ended September 30, 2026 and 2025, respectively, differed from the statutory rate of 21% primarily due to changes in the valuation allowance and interest and penalties recognized during the period.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The legislation made several changes to U.S. federal income tax law, including provisions allowing 100% bonus depreciation for certain qualifying depreciable property acquired and placed in service after January 19, 2025, and changes to the business interest expense limitation under Section 163(j) for tax years beginning after December 31, 2024. The Company considered the impact of these provisions to estimate its income tax provision for the nine months ended September 30, 2026, including the expected impact on future cash taxes.

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

Lease expense consisted of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$605	$1,019	$1,792	$3,675
Short-term lease expense	321	—	741	—
Finance lease expense:
Amortization of right-of-use assets	27	32	52	102
Interest on lease liabilities	9	3	17	12
Total lease expense	$962	$1,054	$2,602	$3,789

Right-of-use assets and liabilities related to finance leases are recorded in the following line items on the unaudited condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Property, plant and equipment, net	$446	$102
Accrued expenses and other current liabilities	103	49
Other liabilities	303	26

Other supplemental information related to leases for the three and nine months ended September 30, 2026 and 2025 and at September 30, 2026 and December 31, 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$712	$1,265	$2,296	$3,935
Operating cash flows from finance leases	9	3	17	12
Financing cash flows from finance leases	27	65	60	203
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$504	$452	$2,477	$2,944
Finance leases	—	—	395	—

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases	3.2 years	3.5 years
Finance leases	2.3 years	1.5 years
Weighted-average discount rate:
Operating leases	9.2%	9.8%
Finance leases	8.8%	10.1%

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities at September 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$856	$36
2027	2,386	146
2028	546	88
2029	52	196
2030	52	—
Thereafter	537	—
Total lease payments	4,429	466
Less: Present value discount	631	60
Present value of lease payments	$3,798	$406

Lessor Accounting

Certain rental and accommodation service arrangements contain lease components under ASC 842. The Company has elected the practical expedient to combine the lease and non-lease components when permitted. Revenue from these arrangements is generally recognized over time based on the contractual rental period. The Company recognized lease revenue of $4.4 million and $13.2 million during the three and nine months ended September 30, 2026, respectively, and $1.0 million and $2.2 million during the three and nine months ended September 30, 2025, respectively, which is included in “services revenue” and “services revenue - related parties” on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Maturities of lease payments for the Company’s outstanding long-term leases at September 30, 2026 are as follows (in thousands):

Remainder of 2026	$3,170
2027	8,421
2028	6,632
2029	2,887
2030	1,319
Thereafter	140
Total lease payments	$22,569

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Share

    Reconciliations of the components of basic and diluted net earnings per share are presented in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings per share:
Net income (loss) from continuing operations	$294	$(12,648)	$3,783	$(51,418)
Net (loss) income from discontinued operations, net of income taxes	(168)	33	770	47,114
Net income (loss)	$126	$(12,615)	$4,553	$(4,304)

Weighted average common shares outstanding(a)	48,128	48,358	48,207	48,245

Basic and diluted earnings (loss) per share from continuing operations	$0.01	$(0.26)	$0.08	$(1.07)
Basic and diluted earnings per share from discontinued operations	—	—	0.02	0.98
Basic and diluted earnings (loss) per share	$0.01	$(0.26)	$0.10	$(0.09)
(a)    Excludes 62 shares for the nine months ended September 30, 2025 of potentially dilutive restricted stock awards as their effect was antidilutive under the treasury stock method.

15.    Equity Based Compensation
During June 2026, all outstanding Specified Member and Non-Employee Member awards were settled through the transfer of shares of Mammoth common stock by the majority equity holder of MEH Sub. As a result, all rights under the awards were cancelled and extinguished. The Company recognized equity based compensation expense of approximately $0.5 million during the three months ended June 30, 2026, with a corresponding capital contribution recorded in equity. No unrecognized compensation cost remained as of September 30, 2026.

16.    Stock Based Compensation
On April 29, 2024, the board of directors of Mammoth adopted the Mammoth Energy Services, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the Company’s board of directors or the compensation committee of the Company’s board of directors to grant restricted stock, restricted stock units, stock appreciation rights, stock options and performance awards. There are a maximum of 1.9 million shares of common stock reserved for issuance under the 2024 Plan, of which 1.9 million shares of common stock remain available for future grants under the 2024 Plan at September 30, 2026.

Restricted Stock Units

The fair value of restricted stock unit awards was determined based on the fair market value of the Company’s common stock on the date of the grant. This value is amortized over the vesting period. At September 30, 2026, there was no unrecognized compensation cost. No shares vested during the three and nine months ended September 30, 2026. The total fair value of shares vested was $0.6 million during the nine months ended September 30, 2025. Included in “selling, general and administrative” on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is stock based compensation expense of $0.4 million for the nine months ended September 30, 2025.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17.    Related Party Transactions
Transactions between the subsidiaries of the Company and the following companies are included in related party transactions: Wexford, El Toro Resources LLC, Caliber Investment Group LLC, Grizzly Oil Sands ULC, Brim Equipment and Executive Express Aviation LLC. The Company provides accommodations services to Grizzly Oil Sands ULC and engages in aircraft leasing arrangements with Brim Equipment. Revenue from related party transactions was $0.7 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. Costs incurred from related party transactions were $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Accounts receivable from related party transactions were $0.4 million at each of September 30, 2026 and December 31, 2025, which is included in “accounts receivable, net” on the unaudited condensed consolidated balance sheets. There were no accounts payable for related party transactions at September 30, 2026 and December 31, 2025.

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

On June 2, 2026, and July 28, 2026, Cobra Aviation, a subsidiary of the Company, entered into separate aircraft lease agreements with Executive Express Aviation LLC, an entity controlled by Wexford and a related party of the Company. The first lease relates to a Pilatus Model PC12/45 aircraft, while the second lease relates to a Raytheon Aircraft Company Model 1900D aircraft. Both leases were terminated on October 23, 2026.
18.    Commitments and Contingencies
Commitments
From time to time, the Company may enter into agreements with suppliers that contain minimum purchase obligations and agreements to purchase capital equipment. Aggregate future minimum payments under these obligations in effect at September 30, 2026 were approximately $36.8 million.

Letters of Credit
The Company had outstanding letters of credit related to environmental remediation and insurance programs that were issued under the Company’s revolving credit facility, which is collateralized by cash and investment securities held in a collateral account maintained with the lender, totaling $5.0 million at September 30, 2026 and December 31, 2025.

Insurance
The Company has insurance coverage for physical partial loss to its assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. At September 30, 2026 and December 31, 2025, there was no deductible for the workers’ compensation policy. At September 30, 2026 and December 31, 2025, the Company’s primary automobile liability policy required a deductible per occurrence of up to $0.1 million.

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

The Company establishes liabilities for the unpaid deductible portion of claims incurred based on estimates. At September 30, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $0.5 million and $1.2 million, respectively. Of this amount, $0.3 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively, relate to continuing operations.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has insurance coverage for directors and officers liability. As of September 30, 2026 and December 31, 2025, the directors and officers liability policy had a deductible per occurrence of $1.5 million and an aggregate deductible of $10.0 million. As of September 30, 2026 and December 31, 2025, the Company did not have any accrued claims for directors and officers liability.

Effective January 1,  2026, the Company transitioned to a fully insured employee health insurance plan. Through December 31, 2025, the Company self-insured its employee health insurance. At September 30, 2026 and December 31, 2025, total accrued claims for continuing and discontinued operations were $0.1 million and $0.9 million, respectively. Of these amounts, $0.1 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively, relate to continuing operations. These estimates may change in the near term as actual claims continue to develop.

Bonds
In the ordinary course of business, the Company is required to provide bid bonds to certain customers in the infrastructure services segment as part of the bidding process. These bonds provide a guarantee to the customer that the Company, if awarded the project, will perform under the terms of the contract. Bid bonds are typically provided for a percentage of the total contract value. Additionally, the Company may be required to provide performance and payment bonds for contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. At September 30, 2026 and December 31, 2025, there were no outstanding performance and payment bonds and no outstanding bid bonds that related to the Company's continuing operations.

Litigation

PREPA
Foreman Electric Services, Inc. (“Foreman”) and related parties asserted claims against Mammoth and Cobra arising from Puerto Rico restoration work performed by Cobra. As discussed in Note 2, PREPA owes Cobra $20.0 million as of September 30, 2026 pursuant to the Settlement Agreement entered into in July 2024. Payment is due following the effective date of PREPA's plan of adjustment.

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

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 92% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes discretionary matching contributions of up to 3% of an employee’s compensation and may make additional discretionary contributions for eligible employees. For the three and nine months ended September 30, 2026 and 2025, the Company paid $0.1 million, $0.3 million, $0.2 million and $0.9 million, respectively, in contributions to the plan. Of these amounts for the three and nine months ended September 30, 2026 and 2025, $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively, relates to continuing operations.

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

The Company principally provides products and services to customers operating in the oil and natural gas, aviation and utility infrastructure industries. At September 30, 2026, the Company had five reportable segments, which includes rental services (“Rentals”), infrastructure services (“Infrastructure”), natural sand proppant services (“Sand”), accommodation services (“Accommodations”) and drilling services (“Drilling”). The Company has determined that its operating segments meet the criteria in ASC Topic 280, Segment Reporting, and are reported as five reportable segments. For discussion purposes, management also views its portfolio as consisting of (i) asset-based rental activities, which include the Rentals segment, and (ii) service-based operations, which include the Infrastructure, Sand, Accommodations and Drilling segments. These broader categories do not represent operating segments and are not used for purposes of determining the Company’s reportable segments under ASC Topic 280.

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

To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2026. The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2026	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$9,625	$1,120	$5,154	$3,390	$2,057	$21,346
Intersegment revenue	21	—	—	—	—	21
	9,646	1,120	5,154	3,390	2,057	21,367
Reconciliation of Revenue
Other(b)						48
Eliminations(a)						(69)
Total consolidated revenue						$21,346

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	2,652	1,735	2,980	2,043	1,880
Selling, general and administrative, exclusive of stock based compensation	2,027	322	647	278	205
Segment Adjusted EBITDA	$4,967	$(937)	$1,527	$1,069	$(28)	$6,598

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$774
Depreciation, depletion, amortization and accretion						6,557
Gains on disposal of assets, net						(312)
Interest income, net						(211)
Gain on marketable securities, net						(1,173)
Other expense, net						533
Income from continuing operations before income taxes						$430

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$2,750	$812	$2,728	$2,280	$2,282	$10,852
Intersegment revenue	16	—	—	—	—	16
	2,766	812	2,728	2,280	2,282	10,868
Reconciliation of Revenue
Eliminations(a)						(16)
Total consolidated revenue						$10,852

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$1,691	$1,579	$4,148	$1,436	$1,840
Selling, general and administrative, exclusive of stock based compensation	997	294	1,157	483	308
Segment Adjusted EBITDA	$78	$(1,061)	$(2,577)	$361	$134	$(3,065)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$1,717
Depreciation, depletion, amortization and accretion						2,751
Loss on disposal of assets, net						1,874
Interest income, net						(729)
Gain on marketable securities, net						(73)
Other expense, net						1,903
Loss from continuing operations before income taxes						$(10,508)

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2026	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$32,673	$2,328	$16,993	$10,134	$7,302	$69,430
Intersegment revenue	161	—	—	—	—	161
	32,834	2,328	16,993	10,134	7,302	69,591
Reconciliation of Revenue
Other(b)						144
Eliminations(a)						(305)
Total consolidated revenue						$69,430

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$15,435	$3,786	$15,146	$6,299	$6,044
Selling, general and administrative, exclusive of stock based compensation	5,070	797	2,185	898	687
Segment Adjusted EBITDA	$12,329	$(2,255)	$(338)	$2,937	$571	$13,244

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$2,872
Depreciation, depletion, amortization and accretion						14,661
Gains on disposal of assets, net						(5,628)
Equity based compensation						544
Interest expense, net						59
Gain on marketable securities, net						(7,161)
Other expense, net						670
Income from continuing operations before income taxes						$7,227

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2025	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
Revenue from external and related party customers	$7,744	$2,914	$14,843	$6,127	$3,207	$34,835
Intersegment revenue	54	—	—	—	—	54
	7,798	2,914	14,843	6,127	3,207	34,889
Reconciliation of Revenue
Eliminations(a)						(54)
Total consolidated revenue						$34,835

Less segment expenses:
Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, inclusive of related parties	$4,675	$3,807	$14,886	$4,110	$2,994
Selling, general and administrative, exclusive of stock based compensation	2,485	616	3,973	1,280	727
Segment Adjusted EBITDA	$638	$(1,509)	$(4,016)	$737	$(514)	$(4,664)

Reconciliation of total segment Adjusted EBITDA
Less:
Other(b)						$5,965
Depreciation, depletion, amortization and accretion						7,661
Gains on disposal of assets, net						(2,675)
Impairment of other long-lived assets						31,669
Stock based compensation						412
Interest income, net						(1,112)
Gain on marketable securities, net						(73)
Other expense, net						2,863
Loss from continuing operations before income taxes						$(49,374)

(a) Includes eliminations for intersegment transactions.
(b) Includes activity related to non-operating legacy services that are no longer active.

	Rentals	Infrastructure	Sand	Accommodations	Drilling	Total
As of September 30, 2026:
Total assets for reportable segments	$164,205	$12,808	$70,307	$13,569	$3,075	$263,964
Other assets(a)						76,356
Total consolidated assets, excluding discontinued operations						$340,320

As of December 31, 2025:
Total assets for reportable segments	$75,004	$2,598	$68,028	$14,309	$1,859	$161,798
Other assets(a)						167,900
Total consolidated assets, excluding discontinued operations						$329,698

(a) Includes assets related to non-operating legacy services that are no longer active as well as corporate related assets, which include cash and cash equivalents, marketable securities, restricted cash and other current assets.

MAMMOTH ENERGY SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20.    Subsequent Events
On October 20, 2026, Cobra Aviation, a subsidiary of the Company, entered into two separate aircraft engine lease agreements with third-party lessees. The aggregate minimum lease payments under the leases are approximately $4.3 million and $1.4 million, respectively.
On July 27, 2026, the Company committed to purchase three aircraft for an aggregate purchase price of $32.4 million. In connection with the purchase, the Company paid approximately $11.3 million subsequent to September 30, 2026. On October 22, 2026, the Company entered into a letter of intent to sell the three aircraft frames and certain related components, excluding the engines, to a third party for an aggregate purchase price of $8.5 million.
On October 28, 2026, Cobra Aviation Services LLC and Leopard Aviation LLC, aviation subsidiaries of the Company, entered into a Loan and Security Agreement with Bank7 providing for senior secured term loan commitments of up to $58.0 million to finance or reimburse acquisitions of additional aviation assets. The facilities consist of a $25.0 million Term Loan A facility and a $33.0 million Term Loan B facility. No amounts were advanced at closing. The loans bear interest at a variable annual rate equal to the greater of 6.25% and the prime rate published in The Wall Street Journal plus 0.50%, mature on October 26, 2030 and are guaranteed by the Company and secured by substantially all assets of the borrowers. The Loan and Security Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Overview

    We are a growth-oriented company centered on an expanding aviation leasing business. We also provide products and services to customers in the utility infrastructure and oil and natural gas industries. We operate through five reportable segments: rental services, infrastructure services, natural sand proppant services, accommodation services and drilling services. Our rental services segment comprises aviation leasing, aviation equipment sales and heavy equipment rentals for construction and oilfield activities. Our infrastructure services segment provides fiber optic services to utility customers. Our natural sand proppant services segment mines, processes and sells natural sand proppant used for hydraulic fracturing. Our accommodation services segment provides housing, kitchen and dining, and recreational service facilities for workers in remote areas away from readily available lodging. Our drilling services segment provides directional drilling services to oilfield operators. While the Company reports five reportable segments, management broadly evaluates performance across two business categories: Rentals, which includes aviation and equipment rental activities, and Services, which includes infrastructure, sand, accommodation and drilling operations. These broader categories are intended to assist investors in understanding the Company’s business mix and do not represent additional reportable segments. During the first nine months of 2026, management continued executing its strategy of investing in revenue-producing rental assets and increasing deployment across the aviation portfolio. These investments expanded the Company’s available leasing capacity and contributed to growth within the Rentals category. Improved profitability during the quarter was driven primarily by growth in aviation leasing activity, positive Adjusted EBITDA in the Sand segment and increased occupancy in the Accommodations segment, which contributed to higher consolidated Adjusted EBITDA and improved profitability compared with the second quarter of 2026.

We are focused on driving returns through improved execution by prioritizing asset utilization, margin expansion, and capital efficiency across the portfolio. While macroeconomic uncertainty, including tariffs and demand volatility, continues to affect parts of the market, we remain proactive in repositioning Mammoth to perform through differing business cycles.

Aviation Platform Highlights

Management believes the following aviation operating metrics are useful indicators of fleet deployment, utilization and overall aviation operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Metric	2026	2025	2026	2025
Aircraft Owned	14	10	14	10
Engines Owned	14	3	14	3
APUs Owned	16	2	16	2
Total Aviation Assets	44	15	44	15
Revenue-Producing Assets	29	11	29	11
Aircraft Utilization	71%	100%	75%	100%
Engine Utilization	64%	—%	66%	—%
APU Utilization	69%	50%	65%	50%
Overall Deployment Rate(a)	66%	73%	66%	73%
(a)Overall deployment rate represents revenue-producing aviation assets divided by total aviation assets as of the applicable measurement date. Revenue-producing assets represent aviation assets generating lease revenue as of the measurement date.

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

To reflect how management evaluates the business after these divestitures, prior period segment information in our results of operations below has been recast to conform with our segment composition as of September 30, 2026. See Note 19. Segment Information, for additional information regarding the recast segment information and Note 4. Discontinued Operations of the notes to our unaudited condensed consolidated financial statements for more information regarding the divestitures.

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

Overview of Our Industries

Aircraft Industry

Demand for aviation assets remained favorable during the quarter, supporting increased lease activity and revenue in our aviation rental business. We continue to evaluate opportunities to expand our aviation fleet as market conditions warrant.

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

Settlement Agreement with PREPA

See Notes 2 and 18 for discussion of the PREPA Settlement Agreement.

Third Quarter 2026 Financial Overview

Revenue increased 95%, to $21.3 million during the third quarter of 2026, driven primarily by aviation, natural sand proppant, and accommodation activities. Operating loss narrowed to $0.4 million compared to $9.4 million in the prior-year period, reflecting higher utilization. Adjusted EBITDA improved to $5.8 million from a loss of $4.8 million in the prior-year period. See “Non-GAAP Financial Measures” for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.

Future Results

We remain focused on increasing equipment utilization, expanding our aviation rental platform, developing our infrastructure services business and maintaining capital discipline. While uncertainty remains regarding commodity prices, tariffs and broader economic conditions, management believes recent operating results and placement of recently acquired aviation assets into service support its expectations for continued revenue growth and profitability improvement during the remainder of 2026.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Revenue:
Rental services and aviation sales	$9,646	$2,766
Infrastructure services	1,120	812
Natural sand proppant services	5,154	2,728
Accommodation services	3,390	2,280
Drilling services	2,057	2,282
Other services	48	—
Eliminations	(69)	(16)
Total revenue	21,346	10,852

Cost of revenue:
Rental services and aviation sales (exclusive of depreciation and amortization of $4,403 and $1,009 for the three months ended September 30, 2026 and 2025, respectively)	2,652	1,691
Infrastructure services (exclusive of depreciation and amortization of $368 and $56 for the three months ended September 30, 2026 and 2025, respectively)	1,735	1,579
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $1,388 and $1,263 for the three months ended September 30, 2026 and 2025, respectively)	2,980	4,148
Accommodation services (exclusive of depreciation and accretion of $288 and $273 for the three months ended September 30, 2026 and 2025, respectively)	2,043	1,436
Drilling services (exclusive of depreciation of $51 and $20 for the three months ended September 30, 2026 and 2025, respectively)	1,880	1,840
Other services (exclusive of depreciation of $59 and $130 for the three months ended September 30, 2026 and 2025, respectively)	167	207
Eliminations	(69)	(16)
Total cost of revenue	11,388	10,885
Selling, general and administrative	4,134	4,749
Depreciation, depletion, amortization and accretion	6,557	2,751
(Gains) losses on disposal of assets, net	(312)	1,874
Operating loss	(421)	(9,407)
Interest income, net	211	729
Gain on marketable securities, net	1,173	73
Other expense, net	(533)	(1,903)
Income (loss) before income taxes	430	(10,508)
Provision for income taxes	136	2,140
Net income (loss) from continuing operations	294	(12,648)
Net (loss) income from discontinued operations, net of income taxes	(168)	33
Net income (loss)	$126	$(12,615)

    Revenue. Revenue for the three months ended September 30, 2026 increased $10.4 million, or 95%, to $21.3 million compared to $10.9 million for the same period in 2025. The increase was primarily attributable to increases in revenue for rental, infrastructure, natural sand proppant, and accommodation services during the three months ended September 30, 2026, which was partially offset by a decrease in revenue for drilling services. Revenue by segment was as follows:

    Rental Services and Aviation Sales. Rental services and aviation sales revenue increased $6.8 million, or 243%, to $9.6 million for the three months ended September 30, 2026 compared to $2.8 million for the same period in 2025. The increase was primarily attributable to $5.4 million from growth of the aviation leasing platform. Aviation fleet capacity increased from 15 in the prior-year period to 44 and revenue-producing assets increased from 11 in the prior-year period to 29. The increase also benefited from a 50% increase in the average number of pieces of equipment rented to customers to 430 for the three months ended September 30, 2026 compared to 286 for the same period in 2025.

    Infrastructure Services. Infrastructure services revenue increased $0.3 million, or 38%, to $1.1 million for the three months ended September 30, 2026 compared to $0.8 million for the same period in 2025. The increase in revenue was primarily due to additional fiber optic activity from customers added through recent acquisitions.

    Natural Sand Proppant Services. Natural sand proppant services revenue increased $2.5 million, or 93%, to $5.2 million for the three months ended September 30, 2026 compared to $2.7 million for the same period in 2025. The increase in our natural sand proppant services revenue was primarily due to an 86% increase in tons of sand sold to 227,676 tons for the three months ended September 30, 2026 compared to 122,161 tons for the same period in 2025, combined with a 21% increase in the average price per ton of sand sold to $22.18 per ton during the three months ended September 30, 2026 compared to $18.26 per ton for the same period in 2025. The increase in average price per ton of sand sold was primarily due to a shift of grade mix to include more fine sand.

Accommodation Services. Accommodation services revenue increased $1.1 million, or 48%, to $3.4 million for the three months ended September 30, 2026 compared to $2.3 million for the same period in 2025. The increase reflected higher occupancy levels and improved utilization driven by increased customer activity. On average, 270 rooms were utilized during the three months ended September 30, 2026 as compared to 185 for the same period in 2025 for our accommodation services.

    Drilling Services. Drilling services revenue decreased $0.2 million or 9% to $2.1 million for the three months ended September 30, 2026 compared to $2.3 million for the same period in 2025. The decrease in revenue was primarily attributable to a 9% decrease in the average day rate and $0.3 million from the sale of equipment damaged or lost down-hole for the three months ended September 30, 2025 with no similar activity for the three months ended September 30, 2026. Utilization remained unchanged at 32% for both periods.

Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $0.5 million to $11.4 million, or 54% of total revenue, for the three months ended September 30, 2026 compared to $10.9 million, or 100% of total revenue, for the same period in 2025. Cost of revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales cost of revenue, exclusive of depreciation and amortization, increased $1.0 million, or 59%, to $2.7 million for the three months ended September 30, 2026 compared to $1.7 million for the same period in 2025. The increase was primarily attributable to higher operating activity associated with the deployment of newly acquired aircraft and equipment. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $4.4 million and $1.0 million for the three months ended September 30, 2026 and 2025, was 28% and 61%, respectively. Despite the increase in operating costs, segment margins benefited from greater aviation lease activity and improved absorption of fixed operating expenses.

    Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, increased $0.1 million, or 6%, to $1.7 million for the three months ended September 30, 2026 compared to $1.6 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.4 million and $0.1 million for the three months ended September 30, 2026 and 2025, was 155% and 200% for the three months ended September 30, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to a decrease in contract labor coupled with an increase in activity, resulting in a lower ratio of fixed costs to variable costs.

    Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, decreased $1.1 million, or 27%, to $3.0 million for the three months ended September 30, 2026 compared to $4.1 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $1.4 million and $1.3 million for the three months ended September 30, 2026 and 2025, was 58% and 152% for the three months ended September 30, 2026 and 2025, respectively. The decrease in cost as a percentage of revenue is primarily due to an 86% increase in tons sold and a 21% increase in average sales price per ton.

    Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, increased $0.6 million, or 43%, to $2.0 million for the three months ended September 30, 2026 compared to $1.4 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, was 59% and 61% for the three months ended September 30, 2026 and 2025, respectively. The decrease in cost as a percentage of revenue is primarily due to a 46% increase in room utilization coupled with a modest increase in the average room rate.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $0.1 million, or 6%, to $1.9 million for the three months ended September 30, 2026 compared to $1.8 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million and an immaterial amount for the three months ended September 30, 2026 and 2025, was 90% and 78% for the three months ended September 30, 2026 and 2025, respectively. The increase as a percentage of revenue is primarily due to a 9% decrease in the average day rate, coupled with flat utilization period over period.

Other Services. Other services cost of revenue, exclusive of depreciation, remained flat at $0.2 million for the three months ended September 30, 2026 and 2025. The marginal decrease is primarily due to lower lease and rent expense and reduced insurance costs associated with non-operating legacy services.

    Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million, or 13%, to $4.1 million for the three months ended September 30, 2026 compared to $4.7 million for the same period in 2025. The decrease was primarily attributable to lower corporate overhead and professional service costs. SG&A expense represented 19% of revenue during the three months ended September 30, 2026 compared to 43% during the prior-year period, reflecting improved operating leverage on higher revenue levels.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion totaled $6.6 million for the three months ended September 30, 2026 compared to $2.8 million for the same period in 2025. The increase is primarily attributable to increased depreciation of property, plant and equipment resulting from aviation assets being placed into service.

(Gains) Losses on Disposal of Assets, Net. Net gains on asset disposals were $0.3 million for the three months ended September 30, 2026 compared with net losses on asset disposals of $1.9 million for the corresponding 2025 period. Net gains on asset disposals primarily related to the sale of a building and field equipment for the three months ended September 30, 2026. For the three months ended September 30, 2025, we completed the sale of assets associated with the natural sand proppant services segment. This transaction resulted in a loss of approximately $2.4 million, which was partially offset by $0.5 million in gains from the sale of assets related to our other services.

    Operating Loss. We reported operating loss of $0.4 million for the three months ended September 30, 2026 compared to $9.4 million for the same period in 2025. The reduction in operating loss primarily reflected increased Rental Services and Aviation Sales activity, improved Natural Sand Proppant Services performance and higher Accommodation Services activity.

    Interest Income, Net. Interest income, net was $0.2 million for the three months ended September 30, 2026 compared to $0.7 million for the same period in 2025.

Gain on Marketable Securities, Net. Net gain on marketable securities was $1.2 million for the three months ended September 30, 2026 compared to $0.1 million for the prior‑year period.

    Other Expense, Net. Other expense, net was $0.5 million for the three months ended September 30, 2026 compared to $1.9 million for the same period in 2025.

    Provision for Income Taxes. We recorded income tax expense of $0.1 million on pre-tax income of $0.4 million for the three months ended September 30, 2026 compared to $2.1 million on pre-tax loss of $10.5 million for the same period in

2025. Our effective tax rates were 31.6% and (20.4)% for the three months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily attributable to changes in valuation allowances, interest and penalties, withholding taxes and other foreign tax items, as well as the change from a pre-tax loss for the three months ended September 30, 2025 to pre-tax income for the three months ended September 30, 2026.

Discontinued Operations. We recorded net loss from discontinued operations, net of income taxes totaling $0.2 million during the three months ended September 30, 2026 compared to net income from discontinued operations, net of income taxes of an immaterial amount for the same period in 2025. See Note 4 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Revenue:
Rental services and aviation sales	$32,834	$7,798
Infrastructure services	2,328	2,914
Natural sand proppant services	16,993	14,843
Accommodation services	10,134	6,127
Drilling services	7,302	3,207
Other services	144	—
Eliminations	(305)	(54)
Total revenue	69,430	34,835

Cost of revenue:
Rental services and aviation sales (exclusive of depreciation and amortization of $10,470 and $2,104 for the nine months ended September 30, 2026 and 2025, respectively)	15,435	4,675
Infrastructure services (exclusive of depreciation and amortization of $552 and $164 for the nine months ended September 30, 2026 and 2025, respectively)	3,786	3,807
Natural sand proppant services (exclusive of depreciation, depletion and accretion of $2,493 and $3,552 for the nine months ended September 30, 2026 and 2025, respectively)	15,146	14,886
Accommodation services (exclusive of depreciation and accretion of $863 and $799 for the nine months ended September 30, 2026 and 2025, respectively)	6,299	4,110
Drilling services (exclusive of depreciation of $92 and $73 for the nine months ended September 30, 2026 and 2025, respectively)	6,044	2,994
Other services (exclusive of depreciation of $191 and $969 for the nine months ended September 30, 2026 and 2025, respectively)	691	1,635
Eliminations	(305)	(54)
Total cost of revenue	47,096	32,053
Selling, general and administrative	11,962	13,823
Depreciation, depletion, amortization and accretion	14,661	7,661
Gains on disposal of assets, net	(5,628)	(2,675)
Impairment of long-lived assets	—	31,669
Operating income (loss)	1,339	(47,696)
Interest (expense) income, net	(59)	1,112
Gain on marketable securities, net	7,161	73
Other expense, net	(1,214)	(2,863)
Income (loss) before income taxes	7,227	(49,374)
Provision for income taxes	3,444	2,044
Net income (loss) from continuing operations	3,783	(51,418)
Net income from discontinued operations, net of income taxes	770	47,114
Net income (loss)	$4,553	$(4,304)

    Revenue. Revenue for the nine months ended September 30, 2026 increased $34.6 million, or 99%, to $69.4 million from $34.8 million for the same period in 2025. The increase in total revenue is primarily attributable to increases in rental, natural sand proppant, accommodation and drilling services, partially offset by a decrease in infrastructure services revenue. Revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales revenue increased $25.0 million, or 321%, to $32.8 million for the nine months ended September 30, 2026 compared to $7.8 million for the same period in 2025. Revenue growth was driven by expansion of the Company’s aviation asset base and higher aviation sales activity. Aviation rental revenue increased $21.1 million and equipment rental revenue increased $3.9 million. The increase in aviation revenue was partially driven by the sale of an auxiliary power unit and an airframe and landing gear for $8.5 million. The increase in our equipment rental revenue was driven by a 51% increase in the average number of pieces of equipment rented to customers to 409 for the nine months ended September 30, 2026 compared to 271 for the same period in 2025.

Infrastructure Services. Infrastructure services revenue decreased $0.6 million, or 21%, to $2.3 million for the nine months ended September 30, 2026 compared to $2.9 million for the same period in 2025. The decrease in revenue primarily reflected the loss of a customer and lower fiber optic activity. Infrastructure results also reflected transition-related costs and underutilization associated with customer changes and the integration of recent acquisitions. Management expects utilization and operating performance to improve as these acquisitions are further integrated and customer activity expands.

Natural Sand Proppant Services. Natural sand proppant services revenue increased $2.2 million, or 15%, to $17.0 million for the nine months ended September 30, 2026 compared to $14.8 million for the same period in 2025. The increase in our natural sand proppant services revenue was primarily due to an 11% increase in tons of sand sold to approximately 612,303 tons for the nine months ended September 30, 2026 compared to approximately 552,944 tons for the same period in 2025, combined with a 2% increase in the average sales price per ton of sand sold to $21.19 per ton during the nine months ended September 30, 2026 compared to $20.74 per ton for the same period in 2025. The increase in average price per ton primarily reflected a shift in product mix toward finer grades of sand.

Accommodation Services. Accommodation services revenue increased $4.0 million, or 66%, to $10.1 million for the nine months ended September 30, 2026, compared to $6.1 million for the same period in 2025. Revenue growth reflected increased occupancy. On average, 272 rooms were utilized during the nine months ended September 30, 2026 compared to 170 for the same period in 2025 for our accommodation services.

Drilling Services. Drilling services revenue increased $4.1 million, or 128%, to $7.3 million for the nine months ended September 30, 2026, compared to $3.2 million for the same period in 2025. The increase in our drilling services revenue was primarily attributable to higher utilization levels, which increased to 32% for the nine months ended September 30, 2026 compared to 17% for the same period in 2025. This was coupled with proceeds of $0.3 million from the sale of equipment damaged or lost down-hole and higher average day rates for our drilling services for the nine months ended September 30, 2026.

    Cost of Revenue (exclusive of depreciation, depletion, amortization and accretion). Cost of revenue, exclusive of depreciation, depletion, amortization and accretion, increased $15.0 million to $47.1 million, or 68% of total revenue, for the nine months ended September 30, 2026, compared to $32.1 million, or 92% of total revenue, for the same period in 2025. Cost of revenue by segment was as follows:

Rental Services and Aviation Sales. Rental services and aviation sales cost of revenue, exclusive of depreciation and amortization, increased $10.7 million, or 228%, to $15.4 million for the nine months ended September 30, 2026 compared to $4.7 million for the same period in 2025. The increase reflected higher operating activity associated with aircraft and equipment acquisitions and a higher percentage of assets on contract as well as the sale of an auxiliary power unit and an airframe and landing gear with an aggregate cost basis of $7.8 million. As a percentage of revenue, our rental services cost of revenue, exclusive of depreciation and amortization of $10.5 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively, was 47% and 60% for the nine months ended September 30, 2026 and 2025, respectively. The decrease as a percentage of revenue is primarily due to an increase in utilization and a greater contribution from higher-margin aviation leasing activity.

Infrastructure Services. Infrastructure services cost of revenue, exclusive of depreciation, remained flat at $3.8 million for the nine months ended September 30, 2026 and 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization of $0.6 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively was 165% and 131% for the nine months ended September 30, 2026 and 2025, respectively. The increase as a percentage of revenue is primarily due to an increase in compensation and benefits and fuel expense coupled with a decrease in utilization.

Natural Sand Proppant Services. Natural sand proppant services cost of revenue, exclusive of depreciation, depletion and accretion, increased $0.2 million, or 1%, to $15.1 million for the nine months ended September 30, 2026 compared to $14.9 million for the same period in 2025. As a percentage of revenue, cost of revenue, exclusive of depreciation, depletion and accretion of $2.5 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively, was 89% and 100% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cost as a percentage of revenue is primarily due to an 11% increase in tons sold and a 2% increase in average sales price per ton.

Accommodation Services. Accommodation services cost of revenue, exclusive of depreciation and accretion, increased $2.2 million, or 54%, to $6.3 million for the nine months ended September 30, 2026 compared to $4.1 million for the same period in 2025. The increase was primarily attributable to increased contract labor and compensation and benefits to support increased occupancy levels. As a percentage of revenue, cost of revenue, exclusive of depreciation and accretion of $0.9 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively, was 62% and 67% for the nine months ended September 30, 2026 and 2025, respectively. Cost of revenue decreased as a percentage of revenue because revenue increased at a greater rate than operating costs.

Drilling Services. Drilling services cost of revenue, exclusive of depreciation, increased $3.0 million, or 100%, to $6.0 million for the nine months ended September 30, 2026 compared to $3.0 million for the same period in 2025. The increase was primarily attributable to increased specialty equipment rentals and contract labor to support increased customer demand and utilization. As a percentage of revenue, cost of revenue, exclusive of depreciation of $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, was 82% and 94% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cost of revenue as a percentage of revenue was primarily due to higher utilization levels.

Other Services. Other services cost of revenue, exclusive of depreciation, decreased $0.9 million to $0.7 million for the nine months ended September 30, 2026 compared to $1.6 million for the same period in 2025. The decrease is primarily due to lower compensation and benefits expense and reduced insurance costs associated with non-operating legacy services.

    Selling, General and Administrative. Selling, general and administrative expense decreased $1.8 million, or 13%, to $12.0 million for the nine months ended September 30, 2026 compared to $13.8 million for the same period in 2025. The decrease was primarily attributable to a decrease in compensation and benefits coupled with reduced corporate and professional costs. SG&A expense represented 17% of revenue during the nine months ended September 30, 2026 compared to 40% during the prior-year period, reflecting the Company’s ability to leverage its fixed overhead structure as revenue increased.

    Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion increased $7.0 million to $14.7 million for the nine months ended September 30, 2026 from $7.7 million for the same period in 2025. The increase is primarily attributable to increased depreciation of property, plant and equipment resulting from aviation assets being placed into service during the nine months ended September 30, 2026.

Gains on Disposal of Assets, Net. Net gains on asset disposals were $5.6 million for the nine months ended September 30, 2026 compared with $2.7 million for the corresponding 2025 period. Net gains on asset disposals primarily related to the sale of drilling rigs and a building for the nine months ended September 30, 2026 and trucks and field equipment for the same period in 2025.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2025, the Company’s management made the decision to market assets related to its natural sand proppant operations at its Piranha Proppant LLC and Muskie Proppant LLC processing plants. As a result, the Company recognized impairment expense on these assets totaling $31.7 million during the nine months ended September 30, 2025. There was no similar activity during the nine months ended September 30, 2026.

    Operating Income (Loss). We reported operating income of $1.3 million for the nine months ended September 30, 2026 compared to an operating loss of $47.7 million for the same period in 2025. The increase in operating income was primarily due to $31.7 million in impairment expense recognized during the nine months ended September 30, 2025 with no similar activity during the nine months ended September 30, 2026.

    Interest (Expense) Income, Net. Interest expense, net of interest income was $0.1 million for the nine months ended September 30, 2026 compared to interest income, net of interest expense of $1.1 million for the same period in 2025. The increase in interest expense is primarily due to a one-time charge of $1.2 million of unamortized debt issuance costs during the nine months ended September 30, 2026 in relation to the new credit agreement.

Gain on Marketable Securities, Net. Net gain on marketable securities was $7.2 million for the nine months ended September 30, 2026 compared to $0.1 million for the prior‑year period.

    Other Expense, Net. We recognized other expense, net of $1.2 million during the nine months ended September 30, 2026 compared to $2.9 million for the same period in 2025.

    Provision for Income Taxes. We recorded income tax expense of $3.4 million on pre-tax income of $7.2 million for the nine months ended September 30, 2026 compared to $2.0 million on pre-tax loss of $49.4 million for the same period in 2025. Our effective tax rates were 47.7% and (4.1)% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily attributable to changes in valuation allowances, interest and penalties, withholding taxes and other foreign tax items, as well as the change from a pre-tax loss for the nine months ended September 30, 2025 to pre-tax income for the nine months ended September 30, 2026.

Discontinued Operations. We recorded net income from discontinued operations, net of income taxes totaling $0.8 million during the nine months ended September 30, 2026 compared to $47.1 million for the same period in 2025. See Note 4 of the notes to our unaudited condensed consolidated financial statements for a breakout of the results of operations for our discontinued operations.

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

The following tables provide a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) from continuing operations, the most directly comparable GAAP financial measure for the specified periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations:	2026	2025	2026	2025
Net income (loss) from continuing operations	$294	$(12,648)	$3,783	$(51,418)
Depreciation, depletion, amortization and accretion	6,557	2,751	14,661	7,661
(Gains) loss on disposal of assets, net	(312)	1,874	(5,628)	(2,675)
Impairment of long-lived assets	—	—	—	31,669
Equity based compensation	—	—	544	—
Stock based compensation	—	—	—	412
Interest (income) expense, net	(211)	(729)	59	(1,112)
Gains on marketable securities, net	(1,173)	(73)	(7,161)	(73)
Other expense, net	533	1,903	670	2,863
Provision for income taxes	136	2,140	3,444	2,044
Adjusted EBITDA from continuing operations	$5,824	$(4,782)	$10,372	$(10,629)

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

Liquidity

    The following table summarizes our liquidity as of the dates indicated (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$13,090	$101,987
Revolving credit facility borrowing base	25,000	50,000
Less letter of credit facilities (environmental remediation)	(2,573)	(2,573)
Less letter of credit facilities (insurance programs)	(2,400)	(2,400)
Net working capital (less cash, cash equivalents and restricted cash)(a)	11,437	(6,940)
Total	$44,554	$140,074
(a)Net working capital (less cash, cash equivalents and restricted cash) is calculated by subtracting total current liabilities, cash and cash equivalents and restricted cash from total current assets.

    As of October 27, 2026, we had unrestricted cash on hand of $11.6 million, marketable securities of $15.9 million, no outstanding borrowings under our revolving credit facility, leaving an aggregate of $20.0 million of available borrowing capacity under this facility, after giving effect to $5.0 million of outstanding letters of credit. As of October 27, 2026, we had cash, cash equivalents and marketable securities of $27.5 million. On October 28, 2026, we entered into a senior secured term loan facility with Bank7 providing for aggregate commitments of up to $58.0 million. See Note 20 for additional information regarding the term loan facility.

Cash Flows

    The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities from continuing operations	$359	$(6,404)	$(9,863)	$(14,159)
Net cash (used in) provided by operating activities from discontinued operations	(271)	7,136	(70)	5,076
Net cash used in investing activities from continuing operations	(37,890)	(29,436)	(82,952)	(51,828)
Net cash provided by (used in) investing activities from discontinued operations	—	(837)	4,581	110,421
Net cash used in financing activities from continuing operations	(63)	(118)	(733)	(371)
Net cash used in financing activities from discontinued operations	—	(4)	—	(3,851)
Effect of foreign exchange rate on cash	74	(41)	(39)	73
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,791)	$(29,704)	$(89,076)	$45,361

Operating Activities from Continuing Operations

    Net cash used in operating activities from continuing operations was $9.9 million during the nine months of 2026 compared to $14.2 million for the prior-year period. The improvement in cash used was primarily driven by improved operating results, partially offset by increases in accounts receivable and inventories.

Investing Activities from Continuing Operations

    Net cash used in investing activities from continuing operations was $83.0 million during the first nine months of 2026, compared to $51.8 million during the prior-year period. The increase in cash used primarily reflected purchases of aviation assets, acquisitions and purchases of marketable securities, partially offset by proceeds from asset sales.

During the first nine months of 2026, the Company invested approximately $90.7 million in aviation and other rental assets, representing the largest component of its capital deployment activities. These investments expanded the Company’s portfolio of revenue-producing assets and supported the continued growth of its Rentals category. Management believes these investments position the Company for future revenue growth and improved cash generation as recently acquired aircraft, engines and auxiliary power units are placed under customer leases. While these investments reduced current cash balances, management believes they strengthen the Company’s long-term earnings potential and provide opportunities to generate returns as asset utilization increases.

The following table summarizes our purchases of property, plant and equipment by segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Rental services(a)	$40,079	$17,185	$90,663	$44,125
Infrastructure services(b)	—	19	2,835	129
Natural sand proppant services(c)	1,154	—	2,390	93
Accommodation services(c)	135	95	494	170
Drilling services(c)	440	—	1,131	116
Total purchases of property, plant and equipment	$41,808	$17,299	$97,513	$44,633
(a)     Capital expenditures primarily for expansion of our aviation rental fleet and equipment rental purchases for the periods presented.
(b)     Capital expenditures primarily for equipment for our fiber optic fleets for the periods presented.
(c)    Capital expenditures primarily for equipment for the periods presented.

Financing Activities from Continuing Operations

    Net cash used in financing activities from continuing operations was $0.7 million during the nine months of 2026, compared to $0.4 million during the prior-year period. The increase in cash used primarily related to repurchases of common stock and payments on finance lease obligations.

Net Working Capital

    Our net working capital totaled $36.5 million and $107.1 million at September 30, 2026 and December 31, 2025, respectively. Our unrestricted cash balances were $13.1 million and $102.0 million at September 30, 2026 and December 31, 2025, respectively.

Revolving Credit Facility

Refer to Note 10 of the notes to the unaudited condensed consolidated financial statements for a description of the revolving credit facility. At September 30, 2026, the facility was undrawn and provided $20.0 million of remaining borrowing capacity after letters of credit.

Repurchase Program Authorization

On August 10, 2023, our board of directors approved a stock repurchase program pursuant to which we would be authorized to repurchase up to the lesser of $55 million or 10 million shares of our common stock, subject to the factors discussed below. Any stock repurchases under this program may be made opportunistically from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including any 10b5-1 plan, and will be subject to market conditions, applicable legal and contractual restrictions, liquidity requirements and other factors. The repurchase program has no time limit, does not require us to repurchase any specific number of shares and may be suspended from time to time, modified or discontinued by our board of directors at any time. Any common stock repurchased as part of such stock repurchase program will be cancelled and retired. We have repurchased and retired 230,730 shares of our common stock for approximately $0.5 million during the nine months ended September 30, 2026, leaving approximately $54.5 million available for future purchase under the stock repurchase program.

Capital Requirements and Sources of Liquidity

    We expect cash on hand, marketable securities, operating cash flows and available borrowing capacity to be sufficient to fund anticipated capital expenditures, working capital requirements and other obligations. During the nine months ended September 30, 2026, capital expenditures totaled $97.5 million, including approximately $90.7 million related to the Rentals segment. For 2026, excluding aviation acquisitions, capital expenditures are currently expected to total approximately $25.4 million. We continue to evaluate acquisition opportunities and may use cash, debt, equity or a combination thereof to finance future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the market risks disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 except as described below.

Interest Rate Risk

    At September 30, 2026, we had no borrowings outstanding under our revolving credit facility. Accordingly, we had limited exposure to changes in interest rates.

Marketable Securities Risk

As of September 30, 2026, the recorded fair value of our equity investments in publicly traded companies was $24.5 million. These investments are subject to market price volatility, and current global economic conditions add further uncertainty. However, our holdings are concentrated in publicly traded equity securities. Accordingly, we believe that a meaningful sensitivity analysis is not practicable. Because these securities are measured at fair value, changes in market prices are recognized in earnings each reporting period. As a result, future reported earnings may be materially affected by unrealized gains and losses associated with these investments, which may not be indicative of realized investment results or our underlying operating performance.

Foreign Currency Risk

    Our remote accommodation services segment generates revenue and incurs expenses that are denominated in the Canadian dollar. These transactions could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in the Canadian dollar. At September 30, 2026, we had $4.2 million of cash, in Canadian dollars, in Canadian accounts. A 10% increase in the strength of the Canadian dollar versus the U.S. dollar would have resulted in an increase in pre-tax income of approximately $0.3 million as of September 30, 2026. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

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

At September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that at September 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 6, 2026. For a discussion of the trends and uncertainties affecting our business, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the third quarter ended September 30, 2026.

On October 27, 2026, the Company entered into a definitive oral Consulting Services Agreement (the “Agreement”) with Phil Lancaster, a member of the Company's Board of Directors (the “Board”), pursuant to which Mr. Lancaster will provide consulting services to the Company (the “Services”). The Agreement has an initial term of one year, subject to annual review. Pursuant to the Agreement, Mr. Lancaster will receive a consulting fee of $15,000 per month and a one-time cash bonus of $150,000 upon commencement of the Services. Mr. Lancaster will also be eligible to receive a discretionary annual bonus based on the continued growth of the Company. In addition, he may receive bonuses in connection with acquisitions first identified by him, with the amount of each such acquisition bonus determined based upon the purchase price of the applicable acquisition. Mr. Lancaster will continue to receive the fees otherwise payable to him for his service as a member of the Board.

MAMMOTH ENERGY SERVICES, INC.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Filing Date	Exhibit No.	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-37917	11/15/2016	3.1
3.2	Amended and Restated Bylaws of the Company	8-K	001-37917	11/15/2016	3.2
3.3	First Amendment to Amended and Restated Bylaws of the Company	8-K	001-37917	6/9/2020	3.1
4.1	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company	S-1/A	333-213504	10/3/2016	4.1
4.2	Registration Rights Agreement, dated October 12, 2016, by and between the Company and Mammoth Energy Holdings, LLC	8-K	001-37917	11/15/2016	4.1
10.1	Loan and Security Agreement, dated as of October 26, 2026, by and among, Cobra Aviation Services LLC and Leopard Aviation LLC, as borrowers, and Bank7, as lender.					X
31.1	Certification of Chief Operating Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
95.1	Mine Safety Disclosure Exhibit					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

MAMMOTH ENERGY SERVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMOTH ENERGY SERVICES, INC.
Date:	October 30, 2026	By:	/s/ Bernard Lancaster
Bernard Lancaster
Chief Operating Officer and Principal Executive Officer

Date:	October 30, 2026	By:	/s/ Mark Layton
Mark Layton
Chief Financial Officer and Principal Financial Officer